Form 10KSB
period 1997-06-30
ORGANIC FOOD PRODUCTS INC
filed 1997-10-14
CIK 1034992

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended June 30, 1997
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
For the transition period from _______________ to________________

Commission File No. 333-22997


                          ORGANIC FOOD PRODUCTS, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)


         California                                            94-30762-94
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


550 Monterrey Road
Morgan Hill, California                                                  95037
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)



Issuer's telephone number:  (408) 782-1133

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
                            No Par Value Common Stock
                                (Title of Class)

     Check whether the Registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X     No
                                   -----     -----

     As of September 30, 1997, 6,770,113 shares of the Registrant's no par value Common Stock were outstanding. As of September 30, 1997, the market value of the Registrant's no par value Common Stock, excluding shares held by affiliates, was $13,844,557 based upon a closing bid price of $4.15 per share of Common Stock on the NASDAQ Smallcap Market.

     Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     The   Registrant's   revenues  for  its  year  ended  June  30,  1997  were
$11,378,916.

     The following documents are incorporated by reference into Part III, Items 9 through 12 hereof: None.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

Introduction

     The matters set forth in this Report include forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties are detailed throughout the Report and will be further discussed from time to time in other periodic reports filed by the Company with the Commission. The forward-looking statements included in the Report speak only as of the date hereof.

     Since 1987,  the  Company  has  manufactured  and  marketed  pesticide-free
("organic") and preservative-free ("all natural") pasta sauces, salsas and condiments under the brand names "Garden Valley Naturals" and "Parrot." The Company began marketing its Parrot line of salsas in 1987, its Garden Valley Naturals line of condiments in 1991 and its Garden Valley Naturals line of pastas and salsas in 1994. In June 1996, the Company merged with Organic Food Products, Inc. ("OFP"), which also marketed a line of organic food products (including pasta sauces and salsas, together with dry cut pastas and organic children's meals) under the "Millina's Finest" brand name. In August 1997 the Company completed an initial public offering of its securities ("IPO") selling 1,300,000 shares of its Common Stock to the public through three underwriters at $4.00 per share for gross proceeds of $5,200,000.

     In June 1996, the Company restructured its Garden Valley Naturals, Parrot and Millina's Finest product lines by (i) eliminating all nonorganic products,
(ii) eliminating salsas and ketchups sold under the Millina's Finest brand name, and (iii) adding pasteurized organic fruit juices and organic frozen entrees to its product offerings. In addition, in September 1997, the Company introduced two new fruit salsas and intends to introduce in the Spring of 1998 two organic grill sauces and three organic salad dressings. See "Products."

     All of the Company's products (with the exception of its organic mustards) are manufactured at the Company's 24,000 square foot processing and warehouse facility in Morgan Hill, California. See "Manufacturing Facilities."

     The Company sells its products either directly or through distributors or independent commissioned food brokers and specialty food brokers to (i) health food and specialty food stores, (ii) club stores (including Price/Costco and BJ's), and (iii) retail chain and independent grocery stores (including Safeway, A&P, Waldbaum's, Trader Joe's, Stop 'N Shop, Edward's, Lucky's and Big Y). See "Distribution and Marketing."

Strategy

     The Company's business strategy is to (i) increase revenues by offering additional organic food products through the Company's existing distribution network, (ii) reduce costs and improve operating efficiencies by using the Company's excess manufacturing capabilities to increase the volume of products it manufactures for itself as well as for others, (iii) expand the Company's current geographic and retail store distribution by offering the Company's products in new markets and increasing distribution in existing markets, and
(iv) specialize exclusively in the marketing of organic food products.

(i) Offer Additional Organic Food Products. Since its merger with OFP, the Company has added organic fruit juices , organic grill sauces and organic frozen entrees to its product offerings. The Company believes that offering additional products will increase revenues without proportionately increasing costs, due to the economies of scale which result from volume product manufacturing efficiencies as well as the utilization of the Company's existing distribution channels to offer new product lines.

(ii) Increase Manufacturing Volumes. The Company believes it can reduce per unit manufacturing costs by using the Company's excess manufacturing capabilities to increase manufacturing volume. The Company seeks to increase the volume of products it manufactures by increasing sales of existing products, increasing its new product offerings and by manufacturing food products for other food marketers on a contract basis. In this regard, the Company manufactures pasta sauces for Trader Joe's, but has no other pending agreements or arrangements to manufacture for others.

(iii) Expand Geographic and Retail Store Distribution. Although the Company has national geographic distribution for its products in health food stores, distribution of products through club stores and grocery stores is primarily limited to northern California and the northeast coast of the United States. The Company is seeking additional regional distributors and independent food brokers, and intends to offer advertising concessions and pay retail store slotting fees in order to increase its club store and grocery store sales throughout the United States.

(iv) Specialize Exclusively in Organic Food Products. Following its merger with OFP, the Company eliminated all nonorganic food lines from its product offerings. The Company believes it can achieve superior product recognition and customer loyalty by promoting awareness that the Company only markets organic foods.

Products

     The Company introduces and discontinues products on a regular basis, consistent with customary practices of other firms in the processed food industry. The Company's current product lines (ranked by percentage of total sales) are as follows:

Organic Pasta Sauces and Pastas

     The Company markets a line of 18 organic pasta sauces under the Garden Valley Naturals and Millina's Finest brand names. The pasta sauces are all natural and most are fat-free. Varieties include garden vegetable, sun-dried tomato, roasted garlic tomato, tomato mushroom, sweet pepper and onions, hot and spicy, smoked garlic and zesty basil. The Company also offers uncooked organic dry cut pastas including spaghetti, linguini, fettuccine, angel hair, rotini, penne and bow tie.

Organic Salsas

     The Company markets a line of 16 organic and all natural salsas under the Garden Valley Naturals brand name including five varieties of fat-free and vinegar-free salsas (sun-dried tomato, roasted garlic tomato, black bean, black bean and corn and chunky organic tomato) in three levels of heat, mild, medium and hot. A medium green tomatillo salsa is also available. The Company also markets a line of ten organic salsas under the Parrot brand name. Varieties include chunky, black bean, tomatillo, spicy gourmet and enchilada sauce.

Organic Condiments

     The Company offers two varieties of organic catsups and three organic mustards under the Garden Valley Naturals brand name. The tomato catsup and spicy garlic catsup are sweetened with organic fruit juice. All three mustards use organic mustard seed for flavoring and are offered in yellow, stoneground and dijon. All condiments are fat-free and sugar-free.

     The Company also offers under the Parrot brand name an organic enchilada sauce which is fat free and low in sodium and two organic fruit based salsas and intends to introduce two grill sauces used for barbecuing hamburgers, hot dogs, chicken and fish in September 1997.

Children's Meals

     The Company offers three canned organic children's meals, composed of pasta O's in tomato sauce and tomato cheese sauce and beans with veggie franks.

Other New Products

     The Company introduced a line of four pasteurized organic fruit juices under the "Cinagro" brand name in apple-carrot, tomato, vegetable and carrot/lemon-lime flavors in May 1997, and introduced an additional four fruit juices in July 1997. In September 1997, the Company introduced three low fat organic frozen entrees, black bean and corn ravioli, wild mushroom ravioli and roasted vegetable ravioli. The Company intends to introduce in the Spring of 1998 three organic salad dressings and two organic grill sauces.

Distribution and Marketing

     The Company sells its products either directly or through distributors or independent commissioned food brokers and specialty food brokers to (i) health food and specialty food stores, (ii) club stores (including Price/Costco and BJ's) and (iii) retail chain and independent grocery stores (including Safeway, A&P, Waldbaum's, Trader Joe's, Stop 'N Shop, Edward's and Lucky's). Currently the Company's products are offered in over 6,000 health food stores, 250 club stores and 1,200 grocery stores located in all 50 states and in the Far East, Middle East and Canada. The Company currently uses 12 specialty food brokers and 50 food distributors to sell to health food and other independent retail stores and eight food brokers to sell to club stores and certain grocery store chains. The Company also sells directly to other grocery store chains. In order to increase its distribution and sales, primarily to club stores and grocery store chains, the Company pays "slotting fees", which are payments made by food processors and distributors to retail stores in order to acquire retail shelf space for their food products.

     The Company's product marketing emphasizes the organic, all natural and generally fat-free content of its products as a healthful and tasty alternative to similar traditional food products. The Company promotes its Millina's Finest product line for sale to natural food and health food stores and the specialty or "gourmet" departments of grocery stores. The Garden Valley Naturals and Parrot brands are targeted primarily for club stores and grocery stores with Garden Valley Naturals representing the higher priced product line. The Company also promotes a pricing strategy in which its organic products are offered at prices only slightly higher than their nonorganic counterparts. One customer (Price/Costco) accounted for 23.0% of the Company's revenues for the year ended June 30, 1996, and 20.9% of the Company's revenues for the year ended June 30, 1997. A loss of this customer would have a material adverse effect on the Company's operations.

Manufacturing Facilities and Suppliers

     The Company manufactures its products in a 24,000 square foot food processing warehouse facility it leases in Morgan Hill, California. Manufacture involves mixing the product's ingredients in 1,000 gallon kettles and then bottling, labeling and casing the product for delivery to the customer. Some products are packaged in shrink-wrapped combination packs consisting of two or more separate products in one tray. The Company manufactures all of its products, except its three mustard condiments, which are processed and packaged for the Company by a co-packer. In addition to the Morgan Hill facility, the Company uses public warehouse facilities on the east coast of the United States for inventory storage and distribution.

     While many raw materials are available from a number of sources, the Company currently purchases its organic tomato products from only three suppliers and has written agreements covering only a portion of its anticipated tomato product purchases. Two suppliers, Sun Garden Packing Company and Gilroy Canning Company, each accounted for 10% or more of the Company's purchases for the year ended June 30, 1997. The Company does not have a written agreement with either supplier but believes that similar products are available from a number of other suppliers for approximately the same prices.

Competition

     The natural food and health food industries in general and the pasta sauce, salsa, condiment and fruit juice businesses in particular are highly competitive, and there are numerous multinational, regional and local firms that currently compete, or are capable of competing, with the Company. Multinational nonorganic (i) pasta sauce competitors include Prego, Ragu, Classico and Newman's Own, (ii) salsa competitors include Pace, El Paso and La Victoria,
(iii) condiment competitors include Heinz, French's and Guilden's, and (iv) fruit juice competitors include Minute Maid and Del Monte. The Company also competes with national pasta manufacturers such as RF, Ronzoni and DeBoles, smaller regional or local organic or natural pasta sauce and salsa competitors such as Simply Natural, Muir Glen and Enrico and smaller fruit juice competitors such as Odwalla and Knudsen. Most of the Company's competitors are larger than the Company and have more financial, marketing and management resources, and brand name recognition, than the Company.

     Competitive factors in the pasta sauce, salsa and related specialty foods industry include price, quality and flavor. The Company positions its product lines to be slightly more expensive than their nonorganic food counterparts but consistent with prices charged by other organic food marketers. The Company believes its products compete favorably against other organic foods with respect to quality and flavor.

Trade Names and Trademarks

     The Company has registered its "Millina's Finest" and Parrot trademarks in California and has applied for federal trademark registration. The Company has applied for California trademark and trade name protection for its "Garden Valley Naturals" brand. There can be no assurance that any trademark or trade name registrations will be granted to the Company, or, if granted, that the trademarks or trade names will not be copied or challenged by others.

Government Regulation

     The Company is subject to various federal, state and local regulations relating to cleanliness, maintenance of food production equipment, food storage and food handling, and the Company is subject to unannounced on-site inspections of its manufacturing facilities. As a manufacturer and distributor of foods, the Company is subject to regulation by the U.S. Food and Drug Administration ("FDA"), state food and health boards and local health boards in connection with the manufacturing, handling, storage, transportation, labeling and processing of food products. In order to offer organic food products, the Company is also subject to inspection and regulation by the USDA. Regulations in new markets and future changes in the regulations may adversely impact the Company by raising the cost to manufacture and deliver the Company's products and/or by affecting the perceived healthfulness of the Company's products. A failure to comply with one or more regulatory requirements could interrupt the Company's operations and result in a variety of sanctions, including fines and the withdrawal of the Company's products from store shelves. The Company holds all material licenses and permits required to conduct its operations.

     The Company is also subject to federal and state laws establishing minimum wages and regulating overtime and working conditions. Since some of the Company's personnel are paid at rates not far above the federal or California state minimum wage, recent and future increases in the federal or California minimum wage have and will result in increases in the Company's labor costs.

Employees

     The Company employs 45 individuals including its executive officers, food production, processing and warehousing employees and administrative personnel. The Company's employees are not covered by a collective bargaining agreement, but the Company considers its employee relations to be satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

     The Company leases approximately 24,000 square feet for its corporate office, manufacturing and warehouse facility in Morgan Hill, California from a non-affiliate on a seven-year lease expiring April 30, 2003, at a monthly rental of $6,480. As of March 1997, the rental rate increases 3% per year. The Company also leases 800 square feet of temporary office space at the same location on a monthly basis for $350 per month. The Company is negotiating with its landlord to lease to the Company an additional 26,000 square feet of space for additional warehousing facilities, although no such lease has been executed. (STILL TRUE?)

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     In May 1997 Gilroy Canning Company brought an action against the Company ("Gilroy Canning Company vs. Organic Food Products, Inc. et al" Civil Action No. 97ASO2468 in the Superior Court of California) alleging that the Company failed to make a payment for tomato products in the amount of $398,000 due March 31, 1997 with an additional payment of $386,775 due July 30, 1997. The Company subsequently paid the March 31, 1997 and July 30, 1997 payments, and the action was dismissed with prejudice.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     Not applicable.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

     The Company's Common Stock has traded on the NASDAQ Smallcap Market under the symbol "OFPI" since August 1997.

     The following table sets forth for the quarter indicated the range of high and low closing prices of the Company's Common Stock as reported by NASDAQ but does not include retail markup, markdown or commissions.

                                                                  Price
                                                              -------------
By Quarter Ended:                                             High      Low
-----------------                                             ----      ---

September 30, 1997............................ ...........    $4.50    $3.50

     As of September 30, 1997, the Company had approximately 320 record and beneficial stockholders.

Dividend Policy

     The Company has not paid cash dividends on its Common Stock in the past and does not intend to do so in the near future. The Company intends to retain earnings, if any, for use in the operation and expansion of its business. The amount of future dividends, if any, will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements and other conditions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
Introduction

     Since 1987,  the  Company  has  manufactured  and  marketed  pesticide-free
("organic") and preservative-free ("all natural") pasta sauces, salsas and condiments under the brand names "Garden Valley Naturals" and "Parrot." The Company began marketing its Parrot line of salsas in 1987, its Garden Valley Naturals line of condiments in 1991 and its Garden Valley Naturals line of pastas and salsas in 1994. In June 1996, the Company merged with OFP, which also marketed (since 1988) a line of organic food products (including pasta sauces and salsas, together with dry cut pastas and organic children's meals) under the "Millina's Finest" brand name.

     The Company was incorporated in July 1987 as S&D Foods, Inc. In November 1995, the Company changed its name to Garden Valley Naturals, Inc. ("GVN"). Following its June 1996 merger with OFP, the Company's name was changed to

Organic Food Products, Inc. In August 1997 the Company raised gross proceeds of $5,200,000 through its IPO. The Company sells its products either directly or through distributors or independent commissioned food brokers and specialty food brokers to (i) health food and specialty food stores, (ii) club stores (including Price/Costco and BJ's), and (iii) retail chain and independent grocery stores (including Safeway, A&P, Waldbaum's, Trader Joe's, Stop 'N Shop, Edward's, Lucky's and Big Y).

     The Company's operating results could vary from period to period as a result of a number of factors, including the purchasing patterns of significant customers, the timing of new product introductions by the Company and its competitors, the amount of slotting fees and new product advertising expenses incurred by the Company, variations in sales by distribution channel, fluctuations in market prices of raw materials and competitive pricing policies. These factors could cause the Company's performance to differ from investor expectations, resulting in volatility in the price of the Common Stock.
Moreover, the amortization of goodwill in connection with the OFP merger is expected to result in a charge against the Company's operations in the approximate amount of $100,000 per year.

     Investors should carefully consider the following information as well as other information contained in this Report before making an investment in the Company's Common Stock. Information included in this Report contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. See, e.g., "Item 1-Strategy." No assurance can be given that the future results covered by the forward-looking statements will be achieved. The following matters constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties that could cause actual results to vary materially from the future results covered in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements.

     During 1997, marketing expenses were increased to (i) develop new channels of distribution, (ii) expand existing channels into new areas of the country,
(iii) launch the Company's new juice and Kids Meals lines; and (iv) pursue additional co-pack customers. These activities required significant expenditures for personnel, marketing costs, store promotions, samples, and in-store demonstrations.

     The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Report. Historical results and percentage relationships among accounts are not necessarily an indication of trends in operating results for any future period. The financial statements and the analysis set forth below present the historical results of operations of OFP for the years ended June 30, 1997 and 1996. In addition, the analysis discusses the pro forma results of operations of OFP and GVN on a pro forma combined basis for the year ended June 30, 1996.

Year Ended June 30, 1997 Compared to Year Ended June 30, 1996

Revenues

         OFP's revenues for the year ended June 30, 1997 ("1997") were $11,379,000 compared to $7,642,000 in 1996, an increase of $3,737,000. The revenues for 1997 included the revenues of GVN for the entire period. The decrease in revenues in 1997 was due to the phase out of the Company's sales of organic raw fruit and additional focus by the Company in developing new product lines and completing the IPO.

     On a pro forma combined basis, revenues for OFP and GVN decreased $2,057,000, or 15.3% compared to 1996. The principal reason for this decline was the decision to phase out the Company's sales of organic raw fruit, due to lower profit margins on bulk sales which represented a substantial portion of the total decrease.

     The Company placed marketing emphasis on expanding its Millina's Finest brand in health food stores, while reducing expenditures for slotting fees in GVN's club and grocery store markets. Salsa lines were consolidated under the Parrot brand, other duplicating product lines were simplified and unprofitable products were eliminated. Management believes these decisions reduced redundancies and competitiveness in each market and promoted product recognition. The Company plans to reinstitute slotting fees in markets where it believes payment of the fees will be offset by increased sales.

Cost of Goods Sold

     OFP's cost of goods sold for 1997 was $7,530,000 or 66.2% of sales, versus $5,822,000, or 76.2% of sales for 1996. The cost of goods sold for 1997 included the cost of goods sold of GVN for the entire period.

     On a pro forma combined basis, cost of goods sold for OFP and GVN for 1996 was $10,521,000, which is $2,991,000 more than 1997. The reduction in 1997 is partly due to the decision to promote sales of products with higher profit margins, but is also due to increased efficiency at the manufacturing level, and an elimination of the use of co-packer relationships. Costs were also reduced by the June 1996 merger with GVN, which resulted in economies of scale from combined operations and greater leverage in negotiating purchase contracts and pricing. The cost of goods in 1997 was substantially lower than the costs associated with either company's pre-merger costs of production.

Sales and Marketing Expenses

     OFP's sales and marketing expense for 1997 was $2,409,000, or 21.2% of sales, versus $954,000 or 12.5% of sales for 1996. The sales and marketing expense for 1997 included the sales and marketing expense of GVN for the entire period.

     On a pro forma combined basis, sales and marketing expense of OFP and GVN for 1996 was $2,186,000, a decrease of $223,000 over 1997. During 1997, OFP's marketing expenses were increased in order to (i) develop new channels of distribution (ii) expand existing channels into new areas of the country, (iii) launch the Company's new juice and Kids Meals lines; and (iv) pursue additional co-pack customers.

General and Administrative Expenses

     OFP's general and administrative expenses for 1997 were $1,119,000, or 9.8% of sales, versus $1,245,000 or 16.3% of sales for 1996. The general and administrative expenses for 1997 included the general and administrative expenses of GVN for the entire year.

     On a pro forma combined basis, the general and administrative expenses for 1996 were $1,245,000, which is $126,000 more than 1997. The combined companies reduced general and administrative overhead through the elimination of redundancies and enhanced operating efficiency. Duplicated staff was eliminated, and office space, insurance and professional services were revised. Controls have been installed to monitor expenditures.

Interest Expense

     OFP's interest expense for 1997 was $261,000 versus $349,000 for 1996. The interest expense for 1997 includes the interest expense of GVN for the entire period.

     On a pro forma combined basis, the interest expense for OFP and GVN for 1996 was $404,000, which is $143,000 more than 1997. The interest expense for 1997 included approximately $118,000 of interest related to $1,560,000 of notes payable from two shareholders of which a portion of the proceeds of the IPO were used to pay off a substantial amount of the outstanding balance. The balance of the interest expense is the result of the Company's revolving line of credit. In 1997, this line of credit was renegotiated, providing the Company with a larger and more diversified facility, at an interest rate of prime plus 1%. A portion of the reduction in interest expense is due to the renegotiated lower interest rate.

Seasonality

     Historically, GVN and OFP have experienced little seasonal fluctuation in revenues. In relation to product purchasing, the Company will seasonally contract for certain product for the entire year at harvest time or at planting time to secure raw materials through the year. These purchases take place annually from early spring to mid-summer and are effected to reduce the risk of price swings due to demand fluctuations. These annual purchases can create overages or shortages in inventory. The Company's intention to sell certain bulk raw materials to other manufacturers may assist in reducing any overages and should allow for more effective purchasing of the required raw materials.

Liquidity and Capital Resources

     The Company used proceeds from the IPO to purchase raw materials and equipment, to repay debt and to provide marketing funds to introduce new products and introduce existing products into new markets. Equipment purchases were used for retooling and to acquire additional packaging equipment to convert production from boxed cases to shrink wrap cases.

     During 1997, the Company financed its operations from current sales and the resulting net profit, the sale of stock, and the securing of debt. In February 1997, the Company established a new credit facility of $2,000,000, which included a working capital line of $1,700,000 and a new equipment line of $300,000, at an annual rate of prime plus 1%. Notes payable increased from $1,049,107 at June 30, 1996 to $1,825,000 at June 30, 1997, reflecting this increased credit facility. The Company also generated net proceeds of $1,700,000 from additional equity sold in a private placement in July 1996. These funds were used to purchase inventory, for working capital and to retire Common Stock. Subsequent to the IPO, these lines were paid to zero, however, the credit facility is still available.

     During 1997, capital equipment was purchased increasing property by $383,000 to $1,194,000. Debt to related parties was reduced by $373,000, payables were increased by $44,000 and $78,000 of Common Stock was retired. Additional capital was used to promote new product lines, and improve markets for existing lines. Receivables increased by $525,000 to $1,344,000, and inventories increased by $2,022,000 to $3,452,000. Deferred offering costs increased by $350,000 to $421,000.

     As of June 30, 1997, the Company's cash position was limited. Investment in equipment, inventory buildup and prepaid IPO expenses created cash shortages. As of September 1997, the Company's cash position had improved.

     The Company believes that existing cash resources and available credit facilities will be sufficient to fund the Company's estimated cash requirements for the year ending June 30, 1998. The Company, however, may also raise capital through the issuance of long-term or short-term debt or the issuance of securities in private or public transactions if necessary to fund future expansion of its business. There can be no assurance that acceptable financing for future transactions can be obtained. If such financing is sought and obtained by the Company, it may be necessary to encumber the Company's assets which could be lost in the event of any default by the Company. Moreover, there can be no assurance that the Company would be able to generate sufficient funds to satisfy interest payments due on any such financing.

     The Company's future results of operations and the other forward-looking statements contained in this document, in particular the statements concerning plant efficiencies and capacities, capital spending, research and development, competition, marketing and manufacturing operations and other information provided herein involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are general business conditions and the general economy; competitors' pricing and marketing efforts; availability of third-party material products at reasonable prices; risk of nonpayment of accounts receivable; risks of inventory obsolescence due to shifts in market demand; timing of product introductions; and litigation involving product liabilities and consumer issues.

ITEM 7. FINANCIAL STATEMENTS
----------------------------

To The Shareholders and Board of Directors of
Organic Food Products, Inc.


We have audited the accompanying balance sheet of Organic Food Products, Inc. as of June 30, 1997, and the related statements of operations, changes in shareholders' equity, and cash flows for the years ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Organic Food Products, Inc. as of June 30, 1997, and the results of its operations, changes in shareholders' equity, and its cash flows for the years ended June 30, 1997 and 1996, in conformity with generally accepted accounting principles.


Certified Public Accountants

Phoenix, Arizona
September 24, 1997

                           ORGANIC FOOD PRODUCTS, INC.
                                  BALANCE SHEET
                                  June 30, 1997

                                     ASSETS


Current Assets:
   Cash                                                           $   62,925
   Accounts receivable, net (Notes 1 and 4)                        1,343,891
   Inventory (Notes 1, 2, 4 and 6)                                 3,451,698
   Prepaid expenses                                                   35,447
   Advances to shareholder (Note 3)                                   84,000
   Income tax refund receivable                                      167,694
   Deferred tax asset - current portion (Notes 1 and 9)               86,000
                                                                  ----------

          Total Current Assets                                     5,231,655
                                                                  ----------


Property and Equipment: (Notes 1, 4 and 5)
   Computer software                                                  71,008
   Leasehold improvements                                            151,668
   Machinery and equipment                                           884,240
   Office equipment                                                   61,256
   Printing plates                                                    12,997
   Vehicles                                                           13,314
                                                                  ----------
                                                                   1,194,483
   Less: accumulated depreciation                                   (182,057)
                                                                  ----------

                                                                   1,012,426
                                                                  ----------

Other Assets:
   Deposits and other                                                  8,378
   Deferred offering costs (Notes 1 and 14)                          421,338
   Goodwill, net (Note 1)                                          2,277,288
                                                                  ----------

                                                                   2,707,004
                                                                  ----------

        Total Assets                                              $8,951,085
                                                                  ==========







                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           ORGANIC FOOD PRODUCTS, INC.
                            BALANCE SHEET (Continued)
                                  June 30, 1997

                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities:
   Notes payable - current portion (Note 4)                   $1,824,938
   Notes payable - related parties -
     current portion (Note 3)                                  1,749,323
   Capital lease obligations - current
     portion (Notes 1 and 5)                                       6,033
   Accounts payable                                            2,074,506
   Accrued wages and taxes                                        22,867
   Accrued commissions                                            40,610
                                                              ----------

          Total Current Liabilities                            5,718,277
                                                              ----------

Long-Term Liabilities:
   Notes payable - related parties
     - long-term portion (Note 3)                                497,237
   Capital lease obligations - long-term
     portion (Notes 1 and 5)                                      17,094
   Deferred income taxes payable (Notes 1 and 9)                 102,000
                                                              ----------

                                                                 616,331
                                                              ----------


Commitments (Notes 3 and 6)                                         -


Shareholders' Equity: (Note 8)
   Common stock                                                3,971,720
   Accumulated deficit from S Corporation                     (1,410,410)
   Retained earnings                                              55,167
                                                              ----------

                                                               2,616,477
                                                              ----------

       Total Liabilities and Shareholders' Equity             $8,951,085
                                                              ==========








                   The Accompanying Notes are an Integral Part
                           of the Financial Statements




                              ORGANIC FOOD PRODUCTS, INC.
                               STATEMENTS OF OPERATIONS
                      For The Years Ended June 30, 1997 and 1996

                                                            1997                1996
                                                            ----                ----

Revenues                                                $11,378,916          $7,641,539

Cost of Goods Sold                                        7,530,270           5,822,337
                                                        -----------          ----------

Gross Profit                                              3,848,646           1,819,202
                                                        -----------          ----------
Sales and Marketing Expense                               2,408,864             954,108

General and Administrative Expenses                       1,118,686           1,244,914

Restructuring Charge (Note 11)                                 -                257,468
                                                        -----------          ----------

                                                          3,527,550           2,456,490
                                                        -----------          ----------

Income (Loss) from Operations                               321,096            (637,288)

Interest Income (Expense), Net                             (261,376)           (349,122)

Other Income (Expense), Net                                  11,447               2,948
                                                        -----------          ----------

Income (Loss) before Provision for Income Taxes              71,167            (983,462)

Provision for Deferred Income Tax Expense: (Note 1)          16,000                -
                                                        -----------          ----------

Net Income (Loss)                                       $    55,167            (983,462)
                                                        ===========

Proforma income tax benefit                                                     334,400
                                                                             ----------

Net Loss after Pro forma Income Tax Adjustment                               $ (649,062)
                                                                             ==========

Earnings per Share (Note 1)                             $       .01
                                                        ===========

Pro forma Net Loss per Share                                                 $     (.11)
                                                                             ==========

Weighted Average Number of Shares Outstanding             5,692,830           5,717,663
                                                        ===========          ==========








                     The Accompanying Notes are an Integral Part
                             of the Financial Statements






                                                    ORGANIC FOOD PRODUCTS, INC.
                                            STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                             For The Years Ended June 30, 1997 and 1996


                                                                                   Accumulated                            Total
                                                                 Additional          Deficit                          Shareholders'
                                      Common Stock                Paid-in             From S          Retained           Equity
                                Shares            Amount          Capital          Corporation        Earnings          (Deficit)
                                ------            ------          -------          -----------        --------          ---------

Balance at June 30,
  1995                        2,250,000        $   67,400       $     8,571       $  (435,519)      $     -           $ (359,548)

Reverse merger and
  conversion of S
  Corporation losses          2,250,000         2,250,000            (8,571)            8,571             -            2,250,000

Net loss for the
  year ended June 30,
  1996                             -                 -                 -             (983,462)            -             (983,462)
                              ---------        ----------       -----------       -----------       ----------        ----------

Balance at June 30,
  1996                        4,500,000         2,317,400              -           (1,410,410)            -              906,990

Proceeds from private
  offering, net of
  costs of $340,462             823,500         1,718,288              -                 -                -            1,718,288

Purchase and
  retirement of
  treasury stock                (31,250)          (78,125)             -                 -                -              (78,125)

Stock issued for
  director expenses               5,663            14,157              -                 -                -               14,157

Net loss for the
  year ended June 30,
  1997                             -                 -                 -                 -              55,167            55,167
                              ---------        ----------       ----------        -----------       ----------        ----------
Balance at June 30,
  1997                        5,297,913        $3,971,720       $      -          $(1,410,410)      $   55,167        $2,616,477
                              =========        ==========       ==========        ===========       ==========        ==========




                                          The Accompanying Notes are an Integral Part
                                                  of the Financial Statements



                           ORGANIC FOOD PRODUCTS, INC.
                            STATEMENTS OF CASH FLOWS
                   For The Years Ended June 30, 1997 and 1996

                                                    1997               1996
                                                    ----               ----
Increase (Decrease) in Cash:

Cash flows from operating activities:
    Cash received from customers                $10,745,430        $ 7,164,566
    Cash paid to suppliers and employees        (12,449,168)        (7,834,712)
    Interest paid                                  (142,966)          (319,879)
    Interest received                                  -                   438
    Net liabilities acquired in merger                 -               717,591
    Income taxes received                            91,753               -
                                                -----------        -----------
      Net cash used by operating
        activities                               (1,754,951)          (271,996)
                                                -----------        -----------

Cash flows from investing activities:
    Purchase of fixed assets                       (243,596)           (17,135)
    Advances to shareholder                         (84,000)              -
    Cash received from sale of fixed assets           5,483               -
                                                -----------        -----------
      Net cash used by investing
        activities                                 (322,113)           (17,135)
                                                -----------        -----------

Cash flows from financing activities:
    Repayment of capital lease                       (7,132)            (4,532)
    Repayment of notes payable                     (133,495)           (11,847)
    Repayment of notes payable
      - related parties                            (257,685)           (65,781)
    Proceeds from notes payable                   1,057,178            509,395
    Proceeds from notes payable
      - related party                                  -                52,169
    Proceeds from issuance of stock               1,718,288               -
    Purchase of treasury stock                      (78,125)              -
    Deferred offering costs                        (350,113)              -
                                                -----------        -----------
      Net cash provided by financing
        activities                                1,948,916            479,404
                                                -----------        -----------
Net increase (decrease) in cash                    (128,148)           190,273

Cash at beginning of period                         191,073                800
                                                -----------        -----------

Cash at end of period                           $    62,925        $   191,073
                                                ===========        ===========










                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           ORGANIC FOOD PRODUCTS, INC.
                      STATEMENTS OF CASH FLOWS (Continued)
                   For The Years Ended June 30, 1997 and 1996

                                                       1997             1996
                                                       ----             ----
Reconciliation of Net Loss to Net Cash Used by
  Operating Activities:

Net Loss                                           $    55,167       $ (983,462)
                                                   -----------       ----------

  Adjustments to reconcile net loss to net cash used by operating activities:

      Depreciation and amortization                    235,875           18,875
      Loan discount amortization                       118,410             -
      Accrued interest added to note principal            -              29,681
      Net liabilities acquired in merger                  -             717,591
      Inventory financed through notes payable         222,523             -
      Stock issued for director's expenses, net         14,157             -

  Changes in Assets and Liabilities:
      Accounts receivable, net                        (525,549)        (245,424)
      Inventory                                     (2,021,955)      (1,167,388)
      Prepaid expenses                                 (10,207)          (2,077)
      Income tax refund receivable                      91,753         (259,447)
      Deferred tax asset                               (86,000)            -
      Refundable deposits                               15,625          (24,003)
      Accounts payable                                  44,272        1,599,404
      Accrued wages and taxes                          (51,632)          44,254
      Accrued commissions payable                       40,610             -
      Deferred income taxes payable                    102,000
                                                   -----------       ----------

                                                    (1,810,118)         711,466
                                                   -----------       ----------

Net cash used by operating activities              $(1,754,951)      $ (271,996)
                                                   ===========       ==========








                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           ORGANIC FOOD PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies, Nature of Operations and Use of
     Estimates:

     Nature of Operations:

     Organic Food Products, Inc. (formerly Garden Valley Naturals, Inc.) is a Corporation which was duly formed and organized under the laws of the State of California. The Corporation was incorporated on July 7, 1987. The principal business purpose of the Company is the production and distribution of organic food products throughout the United States.

     Acquisition and Merger:

     As of June 28, 1996, Garden Valley Naturals, Inc. (GVN) acquired all of the outstanding common stock of Organic Food Products, Inc. (OFP) for 2,250,000 shares of GVN's common stock. Under the terms of the acquisition, OFP obtained fifty percent (50%) of the voting control of GVN. Although GVN is the parent company of OFP following the transaction, the transaction was accounted for as a recapitalization of OFP and a purchase by OFP of GVN, as the principal shareholder of OFP obtained forty-nine and one-half percent (49.5%) of the voting rights, and, as the single largest shareholder, effectively controls the post-merger company. The accompanying financial statements of OFP include the accounts of OFP for all periods presented, and the accounts of GVN from June 28, 1996, the effective date of the acquisition.

     Pervasiveness of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Stock-Based Compensation:

     In 1996, the Company adopted for footnote disclosure purposes only, SFAS No. 123, "Accounting for Stock-Based Compensation), which requires that companies measure the cost of stock-based employee compensation at the grant date based on the value of the award and recognize this cost over the service period. The value of the stock-based award is determined using the intrinsic value method whereby compensation cost is the excess of the market prices of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock.

     Accounts Receivable:

     The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of the individual accounts outstanding, and the Company's prior history of uncollectible accounts receivable. At June 30, 1997, an allowance of $163,512 has been established for potentially uncollectible accounts receivable.

     Inventory:

     Inventory quantities and valuations are determined by a physical count and pricing of same. Inventory is stated at the lower of cost, first-in, first-out method, or market. At June 30, 1997, inventory is stated net of an allowance for obsolete inventory, in the amount of $40,000.

                           ORGANIC FOOD PRODUCTS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

1.   Summary of Significant Accounting Policies, Nature of Operations and Use of
     Estimates: (Continued)

     Earnings Per Share:

     Earnings per share are based upon the weighted average number of shares outstanding for each of the respective periods, after giving retroactive effect to the 2,250,000 shares issued in the purchase transaction. In addition, for purposes of this computation, the stock split and private offering (as described in Note 8) have been given retroactive effect. Subsequent to the balance sheet date, the Company completed an initial public offering of its common stock. Pursuant to Securities and Exchange Commission rules, shares of common stock issued for consideration below the anticipated offering price per share prior to filing of the registration statement have been included in the calculation of common stock equivalent shares as if they had been outstanding for all periods presented. In addition, shares of common stock that are subject to options and warrants having exercise prices that are below the anticipated offering price per share, whether or not exercisable, have been included in the earnings per share calculation, using the treasury stock method.

     Property and Equipment:

     Property and equipment are recorded at cost. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. For the years ended June 30, 1997 and 1996, depreciation expense was $140,988 and $18,875, respectively.

     A summary of the estimated useful lives is as follows:

            Computer software                                5 years
            Leasehold improvements                           7 years
            Machinery and equipment                     7 - 20 years
            Office equipment                                 5 years
            Printing plates                                  7 years
            Vehicles                                         5 years

     The Company is the lessee of vehicles and equipment under capital lease agreements expiring through December, 2000. The assets and liabilities under the capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the assets. The assets are depreciated over their estimated productive lives. Depreciation of the assets under the capital leases is included in depreciation expense, as noted above, for the years ended June 30, 1997 and 1996.

     Deferred Offering Costs:

     Deferred offering costs represent costs incurred in connection with the Company's equity offering subsequent to the balance sheet date. As of June 30, 1997, the Company had incurred $421,338 in relation to this activity. Deferred offering costs will be charged against the net proceeds from the offering.

     Income Taxes:

     Prior to the merger, OFP had elected to be treated as a Subchapter S Corporation for federal and state tax reporting purposes. As such, all taxable income and available tax credits are passed from the corporate entity to the individual shareholders. It is the responsibility of the individual shareholders to report the taxable income and tax credits, and pay the resulting taxes. Effective June 28, 1996, the date of the merger, the Subchapter S election was revoked.

     Deferred income taxes arise from timing differences resulting from revenues and expenses reported for financial accounting and tax reporting purposes in different periods. Deferred income taxes represent the estimated tax asset or liability from different depreciation methods used for financial accounting and tax reporting purposes and for timing differences in the utilization of net operating loss carryforwards and valuation allowances.

                           ORGANIC FOOD PRODUCTS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

1.   Summary of Significant Accounting Policies, Nature of Operations and Use of
     Estimates: (Continued)

     Goodwill:

     Goodwill represents the excess of the cost of the Company acquired over the fair value of their net assets at the date of acquisition, and is being amortized on the straight-line method over twenty-five (25) years. Amortization expense charged to operations for the year ended June 30, 1997 was $94,887. The Company evaluates the estimated net realizable value of its goodwill at each balance sheet date, and records writedowns if the net book value exceeds net realizable value.

     Fair Value of Financial Instruments:

     The fair value of the Company's notes payable, capital lease obligations, and notes payable - related parties is based on rates currently available from the bank for debt with similar terms and maturities. The fair value of the Company's commitments to purchase inventory is based on current market prices available to the Company.

2.   Inventory:

     As of June 30, 1997, inventory consisted of the following:

            Raw materials                                            $1,762,290
            Finished goods                                            1,729,408
                                                                     ----------
                                                                      3,491,698
            Less: provision for obsolete inventory                      (40,000)
                                                                     ----------

                                                                     $3,451,698
                                                                     ==========

3.   Related Party Transactions:

     Advances to Shareholder:

     As of June 30, 1997, the Company has advanced $84,000 to a shareholder. The advance is unsecured, non-interest bearing, and considered short-term in nature.

     Notes Payable - Related Parties:

     At June 30, 1997, notes payable - related parties, consist of the following:

     Two (2) 6% interest  bearing  $780,000  notes payable to two
     (2) corporate  shareholders,  $700,000 due on the completion of an  initial  public  offering,  in  addition  to  monthly payments of $20,000,  including principal and interest until
     paid in full; unsecured.                                        $1,560,000

     8% note  payable to a corporate  shareholder,  with  monthly payments of $7,292,  including  principal and interest,  due
     August, 1998; unsecured.                                            84,477

     Various 10% notes  payable to corporate  shareholders,  with principal  and interest due the earlier of (i) one year from the date of note or (ii) the  effective  date of any initial
     public offering;  unsecured.                                       602,083
                                                                     ----------
                                                                      2,246,560
     Less: current portion                                           (1,749,323)
                                                                     ----------

                                                                     $  497,237
                                                                     ==========

                           ORGANIC FOOD PRODUCTS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

3.   Related Party Transactions: (Continued)

     Notes Payable - Related Parties: (Continued)

     A schedule of future minimum principal payments due on notes payable outstanding at June 30, 1997, is as follows:

                   Year Ending
                    June 30,                                           Amount
                    --------                                           ------

                     1998                                            $1,749,323
                     1999                                               462,754
                     2000                                                34,483
                                                                     ----------

                                                                     $2,246,560
                                                                     ==========

4.   Notes Payable:

     At June 30, 1997, notes payable consist of the following:

     Revolving line of credit with Wells Fargo Bank for $1,700,000, interest at the bank's prime rate plus 1% per annum, interest due monthly, with $500,000 due August, 1997, and the outstanding principal balance due in full November, 1997; collateralized by various corporate assets. $1,501,912

     Loan commitment note with Wells Fargo Bank for $300,000, interest at the bank's prime rate plus 1.5% per annum, interest due monthly, with the outstanding principal balance due in full November, 1997; collateralized by equipment. 141,186

     Non-interest  bearing  note  payable to a  supplier  in five monthly  installments  of $44,505,  commencing June 1, 1997;
     unsecured.                                                         181,840
                                                                     ----------
                                                                      1,824,938
     Less: current portion of long-term notes
             payable                                                 (1,824,938)
                                                                     ----------
                                                                     $     -
                                                                     ==========

5.   Obligations Under Capital Leases:

     The Company is the lessee of vehicles and equipment, with an aggregate cost of $49,811, under capital lease agreements which expire through December, 2001. As of June 30, 1997, minimum future lease payments due under the capital lease agreements, are as follows:

                   Year Ending
                    June 30,                                            Amount
                    --------                                            ------

                     1998                                            $    7,671
                     1999                                                 5,952
                     2000                                                 5,952
                     2001                                                 5,952
                     2002                                                 1,695
                                                                     ----------
        Total minimum lease payments                                     27,222
        Less: amount representing interest                               (4,095)
                                                                     ----------
        Present value of net minimum lease payments                      23,127
        Less: current maturities of capital lease obligations            (6,033)
                                                                     ----------
        Non-current maturities of capital lease obligations          $   17,094
                                                                     ==========

                           ORGANIC FOOD PRODUCTS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

5.   Obligations Under Capital Leases: (Continued)

     Interest rates under the capital lease obligations range from eight percent (8%) to twenty-one percent (21%) per annum, and are imputed based on the lessor's implicit rate of return at the inception of the lease.

6.   Commitments:

     Inventory Purchases:

     The Company is committed to purchase raw materials over the next year at contracted prices. At June 30, 1997, these future committed purchases aggregated approximately $1,598,587, based on the contracted prices.
     Subsequent to June 30, 1997, the Company committed to purchase raw materials in the aggregate amount of approximately $946,390.

     Lease Obligations:

     The Company leases office, warehouse and production space in Morgan Hill, California under a non-cancellable operating lease agreement, expiring April, 2003. The Company leased office space in Santa Cruz, California, under a non-cancellable operating lease agreement that expired in June, 1996. Rent expense under these lease agreements for the years ended June 30, 1997 and 1996 was $112,012 and $90,074, respectively.

     In  addition,   the  Company  is  currently   leasing  a  vehicle  under  a
     non-cancellable operating lease agreement, expiring August, 1997. Rent expense under the lease agreement for the years ended June 30, 1997 and 1996 was $8,889 for each year.

     A schedule of future minimum lease payments due under the non-cancellable operating leases at June 30, 1997, is as follows:

                    Year
                   Ending

                    1998                               $   87,794
                    1999                                   83,585
                    2000                                   83,545
                    2001                                   85,820
                    2002                                   88,395
                 Subsequent                                60,097
                                                       ----------

                                                       $  489,236
                                                       ==========

     Employment Contracts:

     The Company has entered into employment contracts with two (2) key employees. The contracts expire through July, 1999 and provide for minimum annual salaries, adjusted for cost-of-living changes, and incentives based on the Company's attainment of specified levels of sales and earnings. As of June 30, 1997, the total commitment, excluding incentives, was approximately $440,000.

                           ORGANIC FOOD PRODUCTS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

7.   Economic Dependency:

     For the years ended June 30, 1997 and 1996, the Company had one (1) customer which accounted for approximately twenty-one percent (21%) and twenty-three percent (23%), respectively, of the total sales volume. At June 30, 1997 and 1996, the amounts due from the customer included in accounts receivable were $374,591 and $60,947, respectively.

     For the year ended June 30, 1997, the Company had two (2) suppliers which accounted for an aggregate of approximately thirty-one percent (31%) of the total purchases. For the year ended June 30, 1996, the Company had one (1) supplier which accounted for approximately sixty-five percent (65%) of the total purchases. At June 30, 1997 and 1996, the amounts due to the suppliers included in accounts payable were $473,658 and $357,570, respectively.

8.   Shareholders' Equity:

     Common Stock and Stock Split:

     On October 3, 1995, GVN increased its authorized capital from 1,000 to 20,000,000 shares of no par value common stock, and declared a 2,000 for 1 split of its common stock. At June 30, 1996, the Company had 4,500,000 shares issued and outstanding. At June 30, 1997, the Company had 5,297,913 shares issued and outstanding.

     Private Offering and Warrants:

     GVN issued 1,350,000 shares (after 2,000 for 1 split) of common stock for $2,700,000 through a private offering during the year ended June 30, 1996, including the issuance of 250,000 shares for the conversion of a loan from a director. The net proceeds were $2,238,225, of which $640,000 was used as a down payment to purchase 1,100,000 shares of common stock held by the principal shareholders. In connection with this offering, the Company issued warrants to purchase up to 150,000 shares of common stock at $2 per share to an underwriter. These options are exercisable at any time through December 31, 2002. As of June 30, 1997, no warrants have been exercised.

     In addition, GVN had a second private offering during the year ended June 30, 1997. The proceeds from the offering of 823,500 shares were $1,718,288, net of costs of $340,462.

     Preferred Stock:

     On October 3, 1995, the corporate Articles of Incorporation were amended to authorize the issuance of 5,000,000 shares of preferred stock, no par value. The Board of Directors are authorized to issue preferred stock with such rights, privileges, preferences and restrictions, as they deem appropriate. As of June 30, 1997, no preferred stock has been issued.

     Stock Options and Stock Option Plan:

     Effective November, 1995, the Company's Board of Directors adopted a stock option plan. The Company has 625,000 reserved shares of common stock for issuance under the Plan, pending Board approval. The Board of Directors determines which individuals shall receive options. The time period during which the options may be partially or fully exercised, the number of shares of common stock that may be purchased under each option, and the option price. As of June 30, 1997, 625,000 options were granted under the Plan at exercise prices of $2.00 to $2.50 per share, exercisable until November 1, 2003. As of June 30, 1997, none of the options have been exercised.

                           ORGANIC FOOD PRODUCTS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

9.   Income Taxes and Deferred Income Taxes:

     For the years ended June 30, 1997 and 1996, components of deferred income taxes, are as follows:

                                                      1997             1996
                                                      ----             ----
         Current Assets:
            Allowances                             $   86,000       $   68,298
            Asset valuation allowance                    -             (68,298)
                                                   ----------       ----------

                                                   $   86,000       $     -
                                                   ==========       ==========
         Long-Term Asset (Liability):
            Depreciation                           $ (117,800)      $  (16,466)
            Net operating loss carryforward           158,300           59,000
                                                   ----------       ----------
            Total net deferred tax asset
              (liability)                              40,500           42,534
            Less: valuation allowance                (142,500)         (42,534)
                                                   ----------       ----------
                                                   $ (102,000)      $     -
                                                   ==========       ==========

     A reconciliation of the federal statutory rate to the tax provision of the corresponding years, is as follows:

                                                      1997              1996
                                                      ----              ----
         Tax benefit (expense) at effective
           statutory rates                         $   16,000       $  334,400

         Net operating loss carryforwards             158,300           59,000

         Valuation limitation on net
           operating loss                            (159,300)         (59,000)

         State income taxes                              -                -
                                                   ----------       ----------
                                                   $   16,000       $  334,400
                                                   ==========       ==========

     At June 30, 1997, the Company had federal and state net operating loss carryforwards available to offset future federal and state taxable income, in the approximate amounts of $345,000 and $492,000, expiring primarily through June 30, 2012 and 2002, respectively.

10.  Statements of Cash Flows:

     Non-Cash Investing and Financing Activities:

     The Company recognized investing, operating and financing activities that affected assets and liabilities, but did not result in cash receipts or payments:

     For the year ended June 30, 1997, these non-cash activities are as follows:

          Asset additions in the amount of $141,186 were financed through the issuance of notes payable.

          Asset additions in the amount of $23,752 were financed through capital lease obligations.

          Interest in the amount of $118,410 was imputed on a discounted note payable

          Stock in the amount of $14,157 was issued for director expenses.

          Inventory in the amount of $222,523 was financed through the issuance of a note payable.

                           ORGANIC FOOD PRODUCTS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

10.  Statements of Cash Flows: (Continued)

     Non-Cash Investing and Financing Activities: (Continued)

     For the year ended June 30, 1996, these non-cash activities are as follows:

          Accrued interest on notes payable was added to the principal portion of the loan, in the amount of $29,681.

          The Company financed the purchase of two (2) vehicles, with a recorded cost of $7,331, through a capital lease obligation in the same amount.

11.  Restructuring Charge:

     In June, 1996, the Company adopted a restructuring plan to eliminate excess equipment, personnel and inventory, that represented redundancies as a result of the merger. For the year ended June 30, 1996, the Company reported a restructuring charge of $257,468, which was comprised of the following:

                   Redundant inventory                $  177,515
                   Disposal of equipment                  21,329
                   Other                                  58,624
                                                      ----------

                                                      $  257,468
                                                      ==========

12.  Compensation from Options and Warrants:

     The Company has a stock option plan pursuant to which options to purchase shares of the Company's common stock may be granted to employees. The plan provides that the option price shall not be less than the fair market value of the shares on the date of grant, and that the options expire ten years after grant. Options vest ratably over four or five year periods as provided for in each employee's option agreement. At June 30, 1997, there were 625,000 shares reserved for options to be granted under the plan.

     The Company has issued warrants to an underwriter in connection with one of their two private placement offerings. As of June 30, 1997, 150,000 warrants have been issued at exercise prices of $2.00 to $2.50 per share and expire in approximately five years.

     In addition, the Company has issued warrants to individuals in connection with various ten percent (10%) promissory note agreements. As of June 30, 1997, 200,666 warrants have been issued at an exercise price of $3.00 per share and expire in approximately two and one-half (2.5) years. The following summarizes stock options and warrant transactions:

                                        Stock
                                       Options      Warrants    Price per Share
                                       -------      --------    ---------------

     Outstanding at July 1, 1995          -            -        $       -
       Granted                         483,000      150,000     $ 2.00 to $ 2.50
       Exercised                          -            -        $       -
       Expired                            -            -        $       -
                                       -------      -------     ----------------

     Outstanding at June 30, 1996      483,000      150,000     $ 2.00 to $ 2.50
       Granted                         142,000      200,666     $ 2.50 to $ 3.00
       Exercised                          -            -        $       -
       Expired                            -            -        $       -
                                       -------      -------     ----------------
     Outstanding at June 30,
      1997                             625,000      350,666     $ 2.00 to $ 3.00
                                       =======      =======     ================

                           ORGANIC FOOD PRODUCTS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

13.  Compensation from Options and Warrants: (Continued)

     Information relating to stock options and warrants at June 30, 1997, summarized by exercise price are as follows:

                                  Outstanding                      Exercisable
                       ----------------------------------          -----------
          Exercise
           Price
         Per Share            Shares         Life (Years)            Shares
         ---------            ------         ------------            ------

           $2.00              433,000             5.0                401,000
            2.50              342,000             5.0                101,000
            3.00              200,666             2.5                200,666


     All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value of the grant dates consistent with the method of SFAS 123, the Company's net income and earnings per share for the years ended June 30, 1997 and 1996, would have been reduced to the pro forma amounts presented below:

                                          June 30,               June 30,
                                           1997                   1996
                                           ----                   ----

        Net income (loss)
          As reported                   $   55,167             $ (649,062)
          Pro forma                         13,987               (735,500)

        Earnings (loss) per share
          As reported                   $      .01             $     (.11)
          Pro forma                            -                     (.13)

     The fair value of option and warrant grants are estimated on the date of grant utilizing the Black-Scholes option-pricing model, with the following assumptions for grants in the years ended June 30, 1997 and 1996, respectively; expected life of options of five years, expected volatility of 14.4% and 19.3%, risk-free interest rates of 8% and a 0% dividend yield. The fair value at date of grant for options and warrants for the aforementioned years approximated $.29 and $.23 per option, respectively.

14.  Subsequent Events:

     The Company completed its initial public offering of 1,300,000 shares of its no par value common stock at a price of $4.00 per share sold under its Registration Statement and Prospectus dated August 8, 1997. Gross proceeds of approximately $5,200,000 were received by the Company.

     Subsequent to June 30, 1997, the Company issued 130,000 warrants to an underwriter in connection with its initial public offering. The warrants are exercisable at a price of $3.00 per share, and expire in approximately two and one-half (2.5) years.

15.  Pro Forma Financial Information:

     The following unaudited pro forma condensed consolidated statements of operations gives effect to the merger by the Company with GVN, pursuant to the Agreement and Plan of Reorganization between the parties, and is based on estimates and assumptions set forth herein and in the notes to such statements. This pro forma information has been prepared by utilizing the historical financial statements and notes thereto, which are incorporated by reference herein. The pro forma financial data does not purport to be indicative of the results which actually would have been obtained had the purchase been effected on the dates indicated or of the results which may be obtained in the future.

                           ORGANIC FOOD PRODUCTS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

15.  Pro Forma Financial Information: (Continued)

     The pro forma financial information is based on the purchase method of accounting for the merger with GVN. The pro forma entries are described in the accompanying footnotes to the unaudited pro forma condensed consolidated statements of operations. The unaudited pro forma condensed consolidated statements of operations assumes the acquisition took place on the first day of the period presented.




                           ORGANIC FOOD PRODUCTS, INC.
      PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                        For The Year Ended June 30, 1996

The following represents an unaudited pro forma condensed consolidated statement of operations for the year ended June 30, 1996, assuming the Company's reverse acquisition of Garden Valley Naturals, Inc. through the issuance of 2,250,000 shares of stock, and is accounted for under the purchase method of accounting.


                                 Garden Valley        Organic Food                               Pro Forma
                                   Naturals,           Products,           Pro Forma            Consolidated
                                     Inc.                Inc.             Adjustments              Amounts
                                     ----                ----             -----------              -------

Revenues                         $5,794,095           $7,641,539                                $13,435,634
Cost of Revenues                  4,698,579            5,822,337                                 10,520,916
                                 ----------           ----------                                -----------

Gross Profit                      1,095,516            1,819,202                                  2,914,718

Sales and Marketing
  Expenses                        1,231,904              954,108                                  2,186,012

General and Adminis-
  trative Expenses                  514,702            1,244,914          $  118,600 (2)          1,878,216

Restructuring
  Charge                            194,032              257,468                                    451,500
                                 ----------           ----------                                -----------

     Income (Loss) from
       Operations                  (845,122)            (637,288)                                (1,601,010)

Other Income (Expense),
  Net                                (7,678)               2,948                                     (4,730)

Interest Income (Expense),
  Net                               (44,068)            (349,122)                                  (393,190)
                                 ----------           ----------                                -----------
      Net Income (Loss)
        before Income
        Taxes                      (896,868)            (983,462)                                (1,998,930)

Income Tax (Expense)
  Benefits                          176,023                 -                334,400 (1)            510,423
                                 ----------           ----------                                -----------
      Net Income (Loss)
        after Income Tax         $ (720,845)          $ (983,462)                               $(1,488,507)
                                 ==========           ==========                                ===========

Net Loss per Share               $     (.12)                                                    $      (.21)
                                 ==========                                                     ===========

Weighted Average Number
  of Shares Outstanding           5,717,663                                                       7,017,665
                                 ==========                                                     ===========







(1) Pro forma income tax adjustment to record the income tax effect of the conversion of Organic Food Products, Inc. to a C Corporation.

(2)  Amortization of goodwill recorded in the merger.




ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     There have been no changes in or disagreements with accountants on accounting or financial disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

Directors and Executive Officers

     The name, age, position, and term of office of each of the Company's executive officers and directors are set forth below:

                                                                         Held
                                                                       Position
            Name               Age                    Position          Since
            ----               ---                    --------          -----
Floyd R. Hill(1)               54        Chief Executive Officer
                                         and Director                    1995
John Battendieri(1)            50        President and Director          1996
Donald L. Ladwig               49        Vice President-Marketing
                                         and Sales                       1995
Perry T. Valassis              52        Chief Financial Officer         1997
Kenneth A. Steel Jr.(1)(2)     39        Director                        1996
Charles B. Bonner(2)           55        Director                        1996
Charles R. Dyer(2)             53        Director                        1996

----------

(1)  Member of the Audit Committee.

(2)  Member of the Compensation Committee.

     Directors hold office for a period of one year from their election at the annual meeting of shareholders or until their successors are duly elected and qualified. Officers of the Company are elected by, and serve at the discretion of, the Board of Directors. Mr. Ladwig resigned as an officer and director effective October 31, 1997.

Background

     The following is a summary of the business experience of each executive officer and director of the Company for at least the last five years:

     Floyd R. Hill joined the Company in November 1995 as its Chief Operating Officer and a director, and was appointed Chief Executive Officer in December

1995. In 1989, Mr. Hill co-founded Monterey Pasta, Inc. ("Monterey"), a publicly traded pasta and salsa manufacturer. Mr. Hill served as Monterey's Chief Executive Officer from 1989 to 1993, and its senior vice president from 1993 to November 1995. From 1969 to 1989, Mr. Hill was employed by Eli Lilly & Co. in various marketing and product development positions.

     John Battendieri founded OFP in 1988 and was its President until it merged with the Company in June 1996. In 1987, he founded Santa Cruz Naturals, an organic fruit juice company, which he sold to Smuckers Corporation in 1992. For more than 25 years, Mr. Battendieri has grown, developed and marketed a wide variety of natural food products. Mr. Battendieri sells organic ingredients to the Company through Organic Ingredients, Inc., a company in which he holds a 50% ownership interest. See "Item 12."

     Donald L. Ladwig joined the Company in June 1995 as its Vice President-Marketing and Sales. From 1992 to May 1995, Mr. Ladwig was employed by Del Monte Foods Corporation as a Vice President of Sales. From 1974 to 1992, he was employed by Proctor and Gamble Corporation in various sales positions, including his last position as Customer Business Development Manager. Mr. Ladwig earned a Masters in Business Administration degree from Pepperdine University.

     Perry T. Valassis joined the Company in January 1997 as its Chief Financial Officer. From 1990 through 1996, he was employed by Western Microwave, Inc. as its Controller. He has more than 20 years experience in financial reporting for private industry and earned a Masters degree in Business Administration from the University of Southern California.

     Kenneth A. Steel, Jr. has been employed by K.A. Steel Chemicals, Inc. ("K.A. Steel") since 1978 and has been its Executive Vice President since 1979. K.A. Steel is a privately-held Chicago, Illinois based chemical company in which Mr. Steel holds primary responsibilities for sales, marketing and operations management. Mr. Steel is also the acting Chief Executive Officer and a director of Monterey Pasta, Inc., a publicly traded pasta and salsa manufacturer.

     Charles B. Bonner has been President and majority shareholder since 1990 of Pacific Resources Inc., a Fresno, California merger/acquisition and venture capital firm. From 1975 to 1989, he was President of Bonner Packing Company, a California dried fruit producer and marketer. Mr. Bonner has been a director (since 1993) and an officer (from 1993 to 1994) of Monterey Pasta, Inc., a publicly traded pasta and salsa manufacturer. Mr. Bonner earned a Bachelor of Arts degree from Stanford University.

     Charles R. Dyer founded and has been an executive officer and principal of Monterey Bay Food Group, a marketing consultant to the food industry, since
1979. Mr. Dyer earned a Bachelor of Arts degree from the University of California.




ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

     The following table discloses compensation paid to certain of the Company's executive officers for the years ended June 30, 1996, and 1997.



                                          Summary Compensation Table



                                                      Other     Restricted
Name and                                              Annual      Stock                  LTIP     All Other
Principal                                   Bonus    Compen-      Awards     Options/   Payouts    Compen-
Position             Year       Salary($)    ($)     sation($)     ($)       SARS(#)      ($)     sation($)
--------             ----       ---------    ---     ---------     ---       -------      ---     ---------
     (a)             (b)           (c)       (d)       (e)         (f)         (g)         (h)        (i)
                                                                  Awards                Payouts
                                                                  ------                -------
                                       Annual Compensation
                                       -------------------
                                                                      Long Term Compensation
                                                                      ----------------------
Floyd R. Hill        1996         $85,000    -0-       -0-         -0-         -0-         -0-        -0-
Chief Executive
  Officer            1997        $110,000    -0-       -0-         -0-       200,000(1)    -0-        -0-
John Battendieri     1996     $220,000(2)    -0-       -0-         -0-         -0-         -0-        -0-
President            1997     $110,000(2)    -0-       -0-         -0-         -0-         -0-      250,000(3)

----------

(1)  See "-1995 Stock Option Plan" and "Item 11."

(2)  Represents  salary paid Mr.  Battendieri  by OFP in 1995 and  through  June
     1996, the date of the Company's merger with OFP. From June through December
     1996, the Company paid Mr. Battendieri a salary of $55,000.

(3)  Represents  the  assumption  of a $250,000  obligation  due from OFP to Mr.
     Battendieri, which was assumed and paid by the Company in connection with the OFP merger.

     The Company has entered into an employment agreement with Mr. Hill expiring
July 1999 which provides for an annual salary of $110,000. Mr. Hill was initially granted stock options to purchase 200,000 shares of Common Stock at $2.00 per share in connection with his November 1995 employment with the Company, all of which are fully vested. Subsequently, as a part of his July 1996 employment agreement, Mr. Hill was issued stock options to purchase an additional 200,000 shares of the Company's Common Stock at $2.50 per share exercisable until July 2003, all of which have vested.

     Upon  completion  of the merger with OFP,  the Company and Mr.  Battendieri
(OFP's then President) entered into a three-year  employment  agreement expiring
June 1999, which provides for an annual salary of $110,000 and monthly non-interest bearing loans of $7,500 during the full term of the employment agreement, repayable the earlier of two years from the date of this Prospectus or upon termination of the employment agreement. As of June 30, 1997, an aggregate of $84,000 had been loaned to Mr. Battendieri. The Company agreed to the loan arrangement as a negotiated part of its merger with OFP.


                                       15

     The Company's nonsalaried directors do not receive any cash compensation as directors, although they are reimbursed for out-of-pocket expenses in attending Board of Directors' meetings and have been granted an aggregate of 100,000 stock options under the Company's 1995 Stock Option Plan exercisable at prices of $2.00 to $2.50 per share.

1995 Stock Option Plan

     In November 1995, the Company adopted a stock option plan (the "Plan") which provides for the grant of stock options intended to qualify as "incentive stock options" or "nonqualified stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986 (the "Code"). Incentive stock options are issuable only to eligible officers, directors and key employees of the Company.

     The Plan is administered by the Board of Directors. The Company had reserved 625,000 shares of Common Stock for issuance under the Plan. Under the Plan, the Board of Directors determines which individuals shall receive stock options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock that may be purchased under each option and the option price.

     For incentive stock options (i) the per share exercise price of the Common Stock may not be less than the fair market value of the Common Stock on the date the option is granted and (ii) no person who owns, directly or indirectly, at the time of the granting of an incentive stock option, more than 10% of the total combined voting power of all classes of stock of the Company is eligible to receive stock options unless the option price is at least 110% of the fair market value of the Common Stock subject to the option on the date of grant.

     No stock options may be transferred by an optionee other than by will or the laws of descent and distribution, and during the lifetime of an optionee, the option may only be exercisable by the optionee. Stock options may be exercised only if the option holder remains continuously associated with the Company from the date of grant to the date of exercise. Stock options under the Plan must be granted within ten years from the effective date of the Plan. The exercise date of a stock option granted under the Plan cannot be later than ten years from the date of grant. Any options that expire unexercised or that terminate upon an optionee's ceasing to be employed by the Company become available once again for issuance. Shares issued upon exercise of an option will rank equally with other shares then outstanding.

     As of September 30, 1997, 625,000 stock options have been granted under the Plan to officers, directors and employees at exercise prices of either $2.00 or $2.50 per share including an aggregate of 555,000 options granted to executive officers and directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     The following table sets forth information concerning the holdings of Common Stock by each person who, as of the date September 30, 1997, holds of record or is known by the Company to hold beneficially or of record, more than 5% of the Company's Common Stock, by each director, and by all directors and executive officers as a group. All shares are owned beneficially and of record. The address of all persons (unless otherwise noted in the footnotes below) is in care of the Company at 550 Monterrey Road, Morgan Hill, California.


   Name                           Amount of Ownership           Percent of Class
   ----                           -------------------           ----------------
   Floyd R. Hill(1)                     551,200                      7.9
   John Battendieri                   2,102,499                     31.4
   Kenneth A. Steel(2)                  319,363                      4.7
   Charles B. Bonner(3)                  15,000                       *
   Charles R. Dyer(4)                    47,000                       *
   Dean E. Nicholson                    450,000                      6.6
   Steven A. Reedy                      450,000                      6.6
   All officers and directors
   as a group (7 persons)
   (1)(2)(3)(4)                       2,936,862                     40.1

----------

*    Less than 1%

(1) Includes stock options to purchase 200,000 shares of Common Stock at $2.00 per share at any time until November 1, 2000 and 200,000 shares of Common Stock at $2.50 per share at various times until July 2003.

(2) Includes options to purchase 40,000 shares of Common Stock at $2.00 per share until March 2001. Does not include stock options to purchase an additional 10,000 shares of Common Stock at $2.50 per share at any time through May 2002, which options have not yet vested.

(3) Includes stock options to purchase 15,000 shares of Common Stock at $2.00 per share at any time until March 2001. Does not include options to purchase an additional 10,000 shares of Common Stock at any time through May 2002, which 15,000 have vested, and 10,000 have not yet vested.

(4) Does not include stock options to purchase 25,000 shares of Common Stock at $2.50 per share at any time through May 2002, of which 15,000 have vested, and 10,000 have not yet vested.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     In October 1995, the Company entered into an agreement with Dean E. Nicholson and Steven A. Reedy, former officers and directors and founding shareholders of the Company, pursuant to which it agreed to repurchase from these individuals an aggregate of 1,100,000 shares of the Company's Common Stock at $2.00 per share for a total purchase price of $2,200,000. The Company paid Messrs. Nicholson and Reedy an aggregate of $640,000 and an additional $700,000 of the purchase price was paid at the closing of the IPO. The balance of $860,000 is payable in installments of $40,000 per month with interest at the rate of 6% per annum.

     In October 1995, the Company entered into an agreement with Kenneth A. Steel, a director of the Company, under which it borrowed $500,000 from Mr. Steel for working capital. The loan bore interest at 10.25% per annum and was due March 31, 1996. In February 1996, Mr. Steel converted the principal amount of the loan into 250,000 shares of the Company's Common Stock at $2.00 per share.

     In June 1996, the Company entered into a merger agreement (the "Merger Agreement") with OFP pursuant to which the two companies merged, with the Company becoming the surviving entity. Under the terms of the Merger Agreement, the Company (i) issued 2,250,000 shares of its Common Stock to the shareholders of OFP in exchange for all 606,061 shares of OFP's outstanding Common Stock and
(ii) assumed all of the obligations of OFP including a $250,000 obligation due to John Battendieri (OFP's then President and currently the President and a director of the Company), and a revolving line of credit in the approximate aggregate amount of $1,100,000 due to a commercial bank and personally guaranteed by Mr. Battendieri.

     Under the terms of Mr. Battendieri's June 1996 employment agreement, the Company is required to advance to Mr. Battendieri non-interest bearing loans of $7,500 per month during the full term of his employment agreement, which expires in June 1999. See "Item 10-Executive Compensation."

     In June 1996, the Company canceled its employment agreement with Mr. Nicholson and agreed to pay him a termination fee of $175,000 evidenced by a promissory note in like amount, bearing interest at 8% per annum payable $7,292 per month with the balance of principal and interest due in full in August 1998. At June 30, 1997, the balance due to Mr. Nicholson under the promissory note was $84,478.

     In May 1997, the Company borrowed $602,000 for working capital from a group of lenders evidenced by promissory notes bearing interest at 10% per annum due the earlier of the closing of the IPO or May 1998. As additional consideration for the loans, the Company issued to the lenders 200,600 common stock purchase warrants, each warrant entitling the holder to purchase one share of Common Stock at $3.00 per share at any time until December 31, 1999. The loans were repaid with proceeds of the IPO.

     Organic Ingredients, Inc. ("OGI"), a company 50% owned by Mr. Battendieri, the Company's President, supplies certain organic ingredients used primarily in the Company's fruit juice products. Total purchases from OGI amounted to less than 5% of the Company's total product purchases in 1997. The price of, and terms for, the ingredients are fair, reasonable and consistent with prices and terms which would be available to the Company from third parties.

     The Company believes that the terms and conditions of the above transactions were fair, reasonable and consistent with terms the Company could have obtained from unaffiliated third parties. Any future transactions with the Company's executive officers or directors will be entered into on terms that are no less favorable to the Company than those that are available from unaffiliated third parties, and all such transactions will be approved by a majority of the Company's disinterested directors.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a) Exhibits:

Exhibit No.     Title
-----------     -----

      1.01      Form of Underwriting Agreement (1)
      1.02      Form of Selected Dealer Agreement (1)
      1.03      Form of Representatives' Warrant (1)
      1.04      Form of Amended Underwriting Agreement (1)
      1.05      Form of Amended Selected Dealer Agreement (1)
      1.06      Form of Amended Representatives' Warrant (1)
      1.07      Form of Lock-Up Agreement (1)
      3.01      Articles of Incorporation of the Registrant, as amended (1)
      3.02      Bylaws of the Registrant (1)
     10.01      1995 Employee Stock Option Plan (1)
     10.02      Office and Warehouse Lease (Morgan Hill, California) (1)
     10.03      Employment Agreement with Mr. Hill (1)
     10.04      Employment Agreement with Mr. Battendieri (1)
     10.05 Merger Agreement between the Registrant (Garden Valley Naturals, Inc.) And Organic Food Products, Inc. (1)
     10.06      Loan Agreement with Mr. Steel (1)
     10.07      Stock Redemption Agreement with Messrs. Nicholson and Reedy (1)
     10.08      Settlement Agreement with Mr. Nicholson (1)
     10.09      First Amendment to Stock Redemption Agreement (1)
     10.10      Amendment to Promissory Notes issued to Messrs. Nicholson and
                Reedy (1)
     10.11 Form of Subscription Agreement, Promissory Note and Warrant for Bridge Loan (1)
     11.01      Computation of Earnings Per Share (1)

     11.02      Computation of Earnings Per Share (1)
     11.03      Computation of Earnings Per Share
     27.01      Financial Data Schedule (1)
     27.02      Financial Data Schedule (1)
     27.03      Financial Data Schedule

(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, File No. 333-22997, declared effective on August 11, 1997.

     (b) Reports on Form 8-K: None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Morgan Hill, California, on October 8, 1997.

                                   ORGANIC FOOD PRODUCTS, INC.



                                   By: /s/ Floyd R. Hill
                                      ------------------------------------------
                                      Floyd R. Hill
                                      Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1933, as amended, this Report has been signed below by the following persons on the dates indicated.

         Signature                       Title                        Date
         ---------                       -----                        ----


/s/ Floyd R. Hill                Chief Executive Officer         October 8, 1997
-----------------------------    and Director
Floyd R. Hill

/s/ John Battendieri             President and Director          October 8, 1997
-----------------------------
John Battendieri

/s/ Donald L. Ladwig             Vice President-Marketing        October 8, 1997
-----------------------------    & Sales
Donald L. Ladwig

/s/ Perry T. Valassis            Chief Financial Officer         October 8, 1997
-----------------------------
Perry T. Valassis

/s/ Kenneth A. Steel Jr.         Director                        October 8, 1997
Kenneth A. Steel, Jr.

/s/ Charles B. Bonner            Director                        October 8, 1997
-----------------------------
Charles B. Bonner

/s/ Charles R. Dyer              Director                        October 8, 1997
--------------------------------------------
Charles R. Dyer