Form 10KSB/A
period 1997-06-30
ORGANIC FOOD PRODUCTS INC
filed 1997-10-20
CIK 1034992

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

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

                                                                  Price
                                                              -------------
By Quarter Ended:                                             High      Low
-----------------                                             ----      ---

September 30, 1997.......................................    $4.50     $3.50

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


Certified Public Accountants

Phoenix, Arizona
September 24, 1997

                           ORGANIC FOOD PRODUCTS, INC.
                                  BALANCE SHEET
                                  June 30, 1997

                                     ASSETS


Current Assets:
   Cash                                                           $   62,925
   Accounts receivable, net (Notes 1 and 4)                        1,343,891
   Inventory, net (Notes 1, 2, 4 and 6)                            3,451,698
   Prepaid expenses                                                   35,447
   Advances to shareholder (Note 3)                                   84,000
   Income tax refund receivable                                      167,694
   Deferred tax asset (Notes 1 and 9)                                 86,000
                                                                  ----------

          Total Current Assets                                     5,231,655
                                                                  ----------


Property and Equipment: (Notes 1, 4 and 5)
   Computer software                                                  71,008
   Leasehold improvements                                            151,668
   Machinery and equipment                                           884,240
   Office equipment                                                   61,256
   Printing plates                                                    12,997
   Vehicles                                                           13,314
                                                                  ----------
                                                                   1,194,483
   Less: accumulated depreciation                                   (182,057)
                                                                  ----------

                                                                   1,012,426
                                                                  ----------

Other Assets:
   Deposits and other                                                  8,378
   Deferred offering costs (Note 1)                                  421,338
   Goodwill, net (Note 1)                                          2,277,288
                                                                  ----------

                                                                   2,707,004
                                                                  ----------

        Total Assets                                              $8,951,085
                                                                  ==========







                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           ORGANIC FOOD PRODUCTS, INC.
                            BALANCE SHEET (Continued)
                                  June 30, 1997

                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities:
   Notes payable (Note 4)                                     $1,824,938
   Notes payable - related parties -
     current portion (Note 3)                                  1,749,323
   Capital lease obligations - current
     portion (Notes 1 and 5)                                       6,033
   Accounts payable                                            2,074,506
   Accrued wages and taxes                                        22,867
   Accrued commissions                                            40,610
                                                              ----------

          Total Current Liabilities                            5,718,277
                                                              ----------

Long-Term Liabilities:
   Notes payable - related parties
     - long-term portion (Note 3)                                497,237
   Capital lease obligations - long-term
     portion (Notes 1 and 5)                                      17,094
   Deferred income taxes payable (Notes 1 and 9)                 102,000
                                                              ----------

                                                                 616,331
                                                              ----------


Commitments (Notes 3 and 6)                                         -


Shareholders' Equity: (Note 8)
   Common stock                                                3,971,720
   Accumulated deficit from S Corporation                     (1,410,410)
   Retained earnings                                              55,167
                                                              ----------

                                                               2,616,477
                                                              ----------

       Total Liabilities and Shareholders' Equity             $8,951,085
                                                              ==========








                   The Accompanying Notes are an Integral Part
                           of the Financial Statements




                              ORGANIC FOOD PRODUCTS, INC.
                               STATEMENTS OF OPERATIONS
                      For The Years Ended June 30, 1997 and 1996

                                                            1997                1996
                                                            ----                ----

Revenues                                                $11,378,916          $7,641,539

Cost of Goods Sold                                        7,530,270           5,822,337
                                                        -----------          ----------

Gross Profit                                              3,848,646           1,819,202
                                                        -----------          ----------
Sales and Marketing Expense                               2,408,864             954,108

General and Administrative Expenses                       1,118,686           1,244,914

Restructuring Charge (Note 11)                                 -                257,468
                                                        -----------          ----------

                                                          3,527,550           2,456,490
                                                        -----------          ----------

Income (Loss) from Operations                               321,096            (637,288)

Interest Income (Expense), Net                             (261,376)           (349,122)

Other Income (Expense), Net                                  11,447               2,948
                                                        -----------          ----------

Income (Loss) before Provision for Income Taxes              71,167            (983,462)

Provision for Deferred Income Tax Expense: (Note 1)          16,000                -
                                                        -----------          ----------

Net Income (Loss)                                       $    55,167            (983,462)
                                                        ===========

Proforma Income Tax Benefit                                                     334,400
                                                                             ----------

Net Loss after Pro forma Income Tax Adjustment                               $ (649,062)
                                                                             ==========

Earnings per Share (Note 1)                             $       .01
                                                        ===========

Pro forma Net Loss per Share (Note 1)                                        $     (.11)
                                                                             ==========

Weighted Average Number of Shares Outstanding             5,692,830           5,717,663
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
                                                ===========        ===========










                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           ORGANIC FOOD PRODUCTS, INC.
                      STATEMENTS OF CASH FLOWS (Continued)
                   For The Years Ended June 30, 1997 and 1996

                                                       1997             1996
                                                       ----             ----
Reconciliation of Net Income (Loss) to Net Cash
  Used by Operating Activities:

Net Income (Loss)                                  $    55,167       $ (983,462)
                                                   -----------       ----------

  Adjustments to reconcile net income (loss) to net cash used by operating activities:

      Depreciation and amortization                    235,875           18,875
      Loan discount amortization                       118,410             -
      Accrued interest added to note principal            -              29,681
      Net liabilities acquired in merger                  -             717,591
      Inventory financed through notes payable         222,523             -
      Stock issued for director's expenses, net         14,157             -

  Changes in Assets and Liabilities:
      Accounts receivable, net                        (525,549)        (245,424)
      Inventory                                     (2,021,955)      (1,167,388)
      Prepaid expenses                                 (10,207)          (2,077)
      Income tax refund receivable                      91,753         (259,447)
      Deferred tax asset                               (86,000)            -
      Deposits and other                                15,625          (24,003)
      Accounts payable                                  44,272        1,599,404
      Accrued wages and taxes                          (51,632)          44,254
      Accrued commissions                               40,610             -
      Deferred income taxes payable                    102,000
                                                   -----------       ----------

                                                    (1,810,118)         711,466
                                                   -----------       ----------

Net cash used by operating activities              $(1,754,951)      $ (271,996)
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

     Stock-Based Compensation:

     Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. The Company adopted this accounting standard in 1996. SFAS 123 encourages, but does not require companies to record compensation cost for stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

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

     Fair Value of Financial Instruments:

     The fair value of the Company's notes payable, capital lease obligations, and notes payable - related parties is based on rates currently available from the bank for debt with similar terms and maturities. The fair value of the Company's commitments to purchase inventory is based on current market prices available to the Company. The carrying amounts of accounts receivable, advances to shareholders, and income tax refund receivable approximate fair value because of the short maturity of these items.

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
     unsecured.                                                         181,840
                                                                     ----------
                                                                      1,824,938
                                                                     ==========

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

6.   Commitments:

     Inventory Purchases:

     The Company is committed to purchase raw materials over the next year at contracted prices. At June 30, 1997, these future committed purchases aggregated approximately $1,599,000, based on the contracted prices. Subsequent to June 30, 1997, the Company committed to purchase additional raw materials in the aggregate amount of approximately $946,000.

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

8.   Shareholders' Equity:

     Common Stock and Stock Split:

     On October 3, 1995, GVN increased its authorized capital from 1,000 to 20,000,000 shares of no par value common stock, and declared a 2,000 for 1 split of its common stock. At June 30, 1997 and 1996, the Company had 5,297,913 and 4,500,000 shares issued and outstanding, respectively.

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

     Stock Options and Stock Option Plan:

     Effective November, 1995, the Company's Board of Directors adopted a stock option plan. The Company has 625,000 reserved shares of common stock for issuance under the Plan, pending Board approval. The Board of Directors determines which individuals shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of common stock that may be purchased under each option, and the option price. As of June 30, 1997, 625,000 options were granted under the Plan at exercise prices of $2.00 to $2.50 per share, exercisable until November 1, 2003. As of June 30, 1997, none of the options have been exercised.

                           ORGANIC FOOD PRODUCTS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

9.   Income Taxes and Deferred Income Taxes:

     For the years ended June 30, 1997 and 1996, components of deferred income taxes, are as follows:

                                                      1997
                                                      ----
         Current Assets:
            Allowances                             $   86,000
            Asset valuation allowance                    -
                                                   ----------

                                                   $   86,000
                                                   ==========
         Long-Term Asset (Liability):
            Depreciation                           $ (117,800)
            Net operating loss carryforward           158,300
                                                   ----------
            Total net deferred tax asset
              (liability)                              40,500
            Less: valuation allowance                (142,500)
                                                   ----------
                                                   $ (102,000)
                                                   ==========

     A reconciliation of the federal statutory rate to the tax provision of the corresponding years, is as follows:

                                                      1997              1996
                                                      ----              ----
         Tax benefit (expense) at effective
           statutory rates                         $   (8,800)      $  334,400

         Non deductible expense                        (2,600)            -

         Net operating loss carryforwards                -              59,000

         Valuation limitation on net
           operating loss                                -             (59,000)

         State income taxes                            (4,600)            -
                                                   ----------       ----------
                                                   $  (16,000)      $  334,400
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

10.  Statements of Cash Flows:

     Non-Cash Investing and Financing Activities:

          The  Company  recognized   investing  and  financing  activities  that
          affected assets and liabilities, but did not result in cash receipts or payments:

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

     Subsequent to June 30, 1997, the Company issued 130,000 warrants to an underwriter in connection with its initial public offering. The warrants are exercisable at a price of $4.80 per share, and expire in approximately two and one-half (2.5) years.

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