Form 10QSB
period 1997-09-30
ORGANIC FOOD PRODUCTS INC
filed 1997-11-14
CIK 1034992

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ________________


                          Commission File No. 333-22997

                           ORGANIC FOOD PRODUCTS, INC.
                           ---------------------------
        (Exact name of small business issuer as specified in its Charter)

             California                                    94-3076294
             ----------                                    ----------
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
or organization)                                              Number)

550 Monterey Road, Suite B
Morgan Hill, California                                       95037
-----------------------                                       -----
(Address of principal executive offices)                   (Zip Code)

                                 (408) 782-1133
                            -------------------------
                            Issuer's telephone number

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan conformed by court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 6,810,113 shares as of September 30, 1997.

Transitional Small Business Disclosure Format: Yes [  ]  No [ X ]

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

                           ORGANIC FOOD PRODUCTS, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                    (Unaudited)
                                                   September 30,      June 30,
                                                        1997            1997
                                                   -----------      -----------

Current Assets:
   Cash                                            $   333,962      $    62,925
   Accounts receivable, net                          1,758,197        1,343,891
   Inventory                                         3,244,526        3,451,698
   Prepaid expenses                                     33,409           35,447
   Advances to shareholder                             105,000           84,000
   Income tax refund receivable                        167,694          167,694
   Deferred tax asset - current portion                 86,000           86,000
                                                   -----------      -----------

          Total Current Assets                       5,728,788        5,231,655
                                                   -----------      -----------


Property and Equipment:
   Computer software                                    93,223           71,008
   Leasehold improvements                              152,803          151,668
   Machinery and equipment                             991,156          884,240
   Office equipment                                     61,256           61,256
   Printing plates                                      12,997           12,997
   Vehicles                                             13,314           13,314
                                                   -----------      -----------
                                                     1,324,749        1,194,483
   Less: accumulated depreciation                     (224,101)        (182,057)
                                                   -----------      -----------

                                                     1,100,648        1,012,426
                                                   -----------      -----------

Other Assets:
   Deposits and other                                   14,823            8,378
   Deferred offering costs                                --            421,338
   Goodwill, net                                     2,253,566        2,277,288
                                                   -----------      -----------

                                                     2,268,389        2,707,004
                                                   -----------      -----------

        Total Assets                               $ 9,097,825      $ 8,951,085
                                                   ===========      ===========








                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           ORGANIC FOOD PRODUCTS, INC.
                           BALANCE SHEETS (Continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                     (Unaudited)
                                                     September 30,    June 30,
                                                        1997            1997
                                                     ------------   ------------

Current Liabilities:
   Notes payable - current portion                   $      --      $ 1,824,938
   Notes payable - related parties -
     current portion                                     509,901      1,749,323
   Capital lease obligations - current
     portion                                               6,033          6,033
   Accounts payable                                      739,698      2,074,506
   Accrued wages and taxes                                61,821         22,867
   Accrued commissions                                    68,504         40,610
                                                     -----------    -----------

          Total Current Liabilities                    1,385,957      5,718,277
                                                     -----------    -----------

Long-Term Liabilities:
   Notes payable - related parties
     - long-term portion                                 376,449        497,237
   Capital lease obligations - long-term
     portion                                              14,973         17,094
   Deferred income taxes payable                         118,257        102,000
                                                     -----------    -----------

                                                         509,679        616,331
                                                     -----------    -----------

Commitments                                                 --


Shareholders' Equity: (Note 2)
   Common stock                                        8,508,659      3,971,720
   Accumulated deficit from S Corporation             (1,410,410)    (1,410,410)
   Retained earnings                                     103,940         55,167
                                                     -----------    -----------

                                                       7,202,189      2,616,477
                                                     -----------    -----------

       Total Liabilities and Shareholders' Equity    $ 9,097,825    $ 8,951,085
                                                     ===========    ===========
















                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           ORGANIC FOOD PRODUCTS, INC.
                            STATEMENTS OF OPERATIONS

                                                        Three Months Ended
                                                    September 30,  September 30,
                                                        1997          1996
                                                    -------------  -------------

Revenues                                             $ 2,833,884    $ 3,603,545

Cost of Goods Sold                                     1,869,692      2,755,598
                                                     -----------    -----------

Gross Profit                                             964,192        847,947
                                                     -----------    -----------

Sales and Marketing Expense                              705,451        385,696

General and Administrative Expenses                      177,721        264,146
                                                     -----------    -----------

                                                         883,172        649,842
                                                     -----------    -----------

Income from Operations                                    81,020        198,105

Interest Expense, Net                                    (26,265)       (42,714)

Other Income                                              10,275          2,885
                                                     -----------    -----------

Income before Provision for Income Taxes                  65,030        158,276

Provision for Deferred Income Tax Expense:                16,257         55,397
                                                     -----------    -----------

Net Income                                           $    48,773    $   102,879
                                                     ===========    ===========

Earnings per Share                                   $       .01    $       .02
                                                     ===========    ===========

Weighted Average Number of Shares Outstanding          6,285,227      5,717,663
                                                     ===========    ===========



















                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                                                   ORGANIC FOOD PRODUCTS, INC.
                                            STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                        Accumulated                         Total
                                                                           Deficit                      Shareholders'
                                             Common Stock                  From S          Retained        Equity
                                         Shares        Amount           Corporation        Earnings       (Deficit)
                                         ------        ------           -----------        --------       ---------

Balance at June 30,
  1996                                4,500,000      $ 2,317,400        $(1,410,410)     $      --       $   906,990

Proceeds from private
  offering, net of
  costs of $340,462                     823,500        1,718,288               --               --         1,718,288

Purchase and
  retirement of
  treasury stock                        (31,250)         (78,125)              --               --           (78,125)

Stock issued for
  director expenses                       5,663           14,157               --               --            14,157

Net income for the
  year ended June 30,
  1997                                     --               --                 --             55,167          55,167
                                    -----------      -----------        -----------      -----------     -----------
Balance at June 30,
  1997                                5,297,913        3,971,720         (1,410,410)          55,167       2,616,477

Proceeds from initial
  public offering,
  net of costs of
  $1,477,462                          1,495,000        4,502,538               --               --         4,536,939

Stock issued for
  director expenses                      17,200           34,401               --               --            --

Net income for the
  period ended
  September 30,
  1997                                     --               --                 --             48,773          48,773
                                    -----------      -----------        -----------      -----------     -----------

                                      6,810,113      $ 8,508,659        $(1,410,410)     $   103,940     $ 7,202,189
                                    ===========      ===========        ===========      ===========     ===========




                                             The Accompanying Notes are an Integral Part
                                                     of the Financial Statements

                                                                   4

                           ORGANIC FOOD PRODUCTS, INC.
                            STATEMENTS OF CASH FLOWS

                                                          Three Months Ended
                                                     September 30, September 30,
                                                         1997          1996
                                                    -------------  -------------
Increase (Decrease) in Cash:

      Net cash used by operating activities          $(1,354,305)   $  (876,307)
                                                     -----------    -----------

Cash flows for investing activities:
    Purchase of fixed assets                            (152,485)      (129,913)
    Advances to shareholder                              (21,000)          --
    Cash received from sale of fixed assets               27,819           --
                                                     -----------    -----------

      Net cash used by investing activities             (145,666)      (129,913)
                                                     -----------    -----------

Cash flows from financing activities:
    Repayment of capital lease                            (2,121)          --
    Repayment of notes payable                        (1,824,938)      (215,770)
    Repayment of notes payable - related parties      (1,360,210)      (615,805)
    Proceeds from issuance of stock                    4,958,277      1,654,321
    Deferred offering costs                                 --           71,225
                                                     -----------    -----------

      Net cash provided by financing activities        1,771,008        893,971
                                                     -----------    -----------

Net increase (decrease) in cash                          271,037       (112,249)

Cash at beginning of period                               62,925        191,073
                                                     -----------    -----------

Cash at end of period                                $   333,962    $    78,824
                                                     ===========    ===========




























                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           ORGANIC FOOD PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.      Interim Financial Statements:

        The unaudited interim financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. Operating results for the three month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the entire year ending June 30, 1998. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not contain certain information required by generally accepted accounting principles. These statements should be read in conjunction with financial statements and notes thereto included in the Company's Form 10-KSB for the year ended June 30, 1997.

2.      Initial Public Offering:

        The Company completed its initial public offering of 1,495,000 shares of its no par value common stock at a price of $4.00 per share sold under its Registration Statement and Prospectus dated August 8, 1997. Gross proceeds of approximately $6,000,000 were received by the Company.

        The Company issued 130,000 warrants to an underwriter in connection with its initial public offering. The warrants are exercisable at a price of $4.80 per share, and expire in approximately two and one-half (2.5) years from the date of the offering.

Item 2: Management's Discussion and Analysis
--------------------------------------------

Results of Operations for the Three Months Ended September 30, 1997
and September 30, 1996
--------------------------------------------------------------------------------

Organic Food Products, Inc. (OFPI or the "Company") reported net income of $48,773 for the quarter ended September 30, 1997, (the "reporting quarter") compared to net income of $102,879 for the quarter ended September 30, 1996 (the "comparable quarter"). The decrease was primarily due to increased sales and marketing efforts in the reporting quarter.

The Company's revenues for the quarter ended September 30, 1997 were $2,833,884, as compared to $3,603,545 in 1996, a decrease of $769,661. The decrease in revenues in the reporting quarter was due to the phase out of the Company's sales or organic raw fruit, which were $947,162 in the comparable quarter, the elimination of duplicated product lines due to the merger, and the elimination of other items that were either not profitable or did not fit into the market focus of the Company's future.

The Company's organic branded business continues to enjoy strong growth. Finished good sales were $2,833,844 in the reporting quarter versus $2,656,383 in the comparable quarter, excluding the aforementioned $947,162 of raw ingredient sales, or a 6.7% growth.

The Company's cost of goods sold for the quarter ended September 30, 1997 was $1,869,692, or 66.0% of sales, versus $2,755,598, or 76.5% of sales for the same quarter of 1996. The reduction of $885,906 in the reporting quarter is partly due to the decision to phase out the sales of raw fruit and promote sales of products with higher profit margins, in addition to increased efficiency at the manufacturing level, and an elimination of the use of co-packer relationships. Costs were also reduced by the June, 1996 merger of Garden Valley Naturals, Inc. and Organic Food Products, Inc., which resulted in economies of scale from combined operations and greater leverage in negotiating purchase contracts and pricing. As the Company continues to develop its state-of-the-art production facility, the Company believes it will enjoy an even lower cost of goods, as volume increases through the facility.

The Company's sales and marketing expense for the quarter ended September 30, 1997 was $705,451, or 24.9% of sales, versus $385,696, or 10.7%, for the same quarter of 1996. The sales and marketing expenses for the reporting quarter were increased in order to (i) develop new channels of distribution for existing branded products, (ii) expand product development for new items in existing lines, and also bringing to market new organic items (iii) pursuing additional co-pack customers.

--------------------------------------------------------

Results of Operations for the Three Months Ended September 30, 1997 and September 30, 1996 (Continued)
--------------------------------------------------------------------------------

The Company plans to increase its marketing efforts through specialty distributors to take advantage of what the Company believes will be the greatest opportunity for growth in the future, i.e. mass market, clubs, convenience stores, etc.

The Company's general and administrative expenses for the quarter ended September 30, 1997 were $177,721, or 6.3% of sales, versus $264,146, or 7.3% for the same quarter of 1996. The Company reduced general and administrative overhead in the reporting quarter through the elimination of duplicated staff, office space, insurance and professional services which resulted from the merger.

The Company's interest expense for the quarter ended September 30, 1997 was $26,265, or 0.9% of sales, versus $42,714, or 1.2% for the same quarter of 1996. The interest expense for the comparable quarter and the first 48 days of the reporting quarter, included charges for a $2,000,000 line of credit, and for interest charges for notes of $2,280,000 to investors and shareholders. A portion of the proceeds of the IPO were used to pay off a substantial amount of the outstanding balances of these notes, resulting in lower interest charges for the reporting quarter.

Seasonality
-----------

Historically, the Company has experienced little seasonal fluctuation in revenues. In relation to product purchasing, the Company will seasonally contract for certain products for the entire year at harvest time, or at planting time, to secure raw materials throughout the year. These purchases take place annually from early spring to mid-summer, and are effected to reduce the risk of price swings due to demand fluctuations. These annual purchases can create overages or shortages in inventory.

Liquidity and Capital Resources
-------------------------------

As of September 30, 1997, the Company believes that existing cash resources and available credit facilities will be sufficient to fund the Company's estimated cash requirements for the year ending June 30, 1998. The Company has net worth of $7,202,189 and working capital of $4,342,831. In addition, as of the date of this report, the Company has available a line of credit in the amount of $1,700,000.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
-------  -----------------

     The Company is not party to any litigation other than routine litigation incidental to the business.

Item 2.  Changes in Securities
-------  ---------------------

     None.

Item 3.  Defaults Upon Senior Securities
-------  -------------------------------

     None.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

     None.

Item 5.  Other Information
-------  -----------------

     Schedule A: Recent Sales of Unregistered Securities
     Schedule B: Use of Proceeds from Registered Securities

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

     None.



                                                  SCHEDULE A
                                             ORGANIC FOOD PRODUCTS
                                   RECENT SALES OF UNREGISTERED SECURITIES


Date             Title of               # of Securities        Underwriters       Class           Aggregate
Sold           Securities                   sold                 Involved        Sold to        Offering Price
---------------------------------------------------------------------------------------------------------------

Nov-15-1995     No par                   1,100,000            Spelman & Co.      Accredited       $2,200,000
               Common Stock

June-21-1996    No par                     823,500            Spelman & Co.      Accredited       $2,058,750
               Common Stock

July-1-1997       N/A                      N/A                Spelman & Co.      Accredited           N/A





                                                 Nature of                                    Terms of
Aggregate             Securities Sold           Transaction            Exemption             Conversion
Underwriting             for Other             and Aggregate           Rule Filed                or
Commissions              than Cash            Amount Received            Under               Exercise
---------------------------------------------------------------------------------------------------------

$396,775                 250,000              Repayment of a         Regulation "D"     150,000 Purchase
                                              Bridge Loan for        Under 1933 Act       Warrants for
                                                 $500,000                               $2.00 per Share
                                                                                       Expiring 12/31/02


$205,875                  None                     None              Regulation "D"     200,000 Purchase
                                                                     Under 1933 Act       Warrants for
                                                                                        $2.50 per Share
                                                                                        Expiring 7/31/03


  N/A                      N/A                  Company was               N/A           200,666 Purchase
                                                 Advanced                                 Warrants for
                                               Approximately                            $3.00 per Share
                                             $602,000 in Bridge                        Expiring 12/31/99
                                              Loans and Issued
                                              Warrants in Lieu
                                             of Interest Expense






                                                         10




                                                 SCHEDULE B
                                            ORGANIC FOOD PRODUCTS
                                            DISCLOSURE REGULATIONS
                                            INITIAL PUBLIC OFFERING



 Effective Date                   Offering          Date of Completion,                              Expenses
of Registration      Offering     Terminated       #of Securities Sold          Managing             Incurred             Payments
   Statement           Date       Before Sold?     at Date of Completion       Underwriters      (8/12/97-9/30/97)        Made To
------------------------------------------------------------------------------------------------------------------------------------

  Aug-12-1997        Aug-12-1997       No           Offering completed     Sentra Securities         $1,056,124           Managing
                                                    September 1997 with       Corporation                               Underwriters
                                                    1,495,000 Securities                             $   34,401
                                                    Sold                                                                  Directors





                             Use of           Were Proceeds
     Net Offering           Proceeds         Used According
     Proceeds                and who         To That Described
(8/12/97-9/30/97)            Paid To          In Prospectus?
------------------------------------------------------------------

     $4,502,538        To pay off debt and         Yes
                       trade payables;
                       paid to wells Fargo
                       Bank, Gilroy Canning,
                       Cantisano Foods and
                       Various other Vendors





                                                         11

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    November 12, 1997

                                        ORGANIC FOODS PRODUCTS, INC.



                                        By:  /s/  FLOYD R. HILL
                                             -----------------------------------
                                                  Floyd R. Hill
                                                  Chief Executive Officer