Form 10QSB
period 1997-12-31
ORGANIC FOOD PRODUCTS INC
filed 1998-02-23
CIK 1034992

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997


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

                           ORGANIC FOOD PRODUCTS, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                  December 31,        June 30,
                                                      1997              1997
                                                  -----------       -----------
                                                  (Unaudited)
Current Assets:
   Cash                                           $      --         $    62,925
   Accounts receivable, net                         1,402,461         1,343,891
   Inventory                                        3,359,653         3,451,698
   Prepaid expenses                                    74,864            35,447
   Advances to shareholder                            126,000            84,000
   Income tax refund receivable                       167,694           167,694
   Deferred tax asset                                  86,000            86,000
                                                  -----------       -----------

          Total Current Assets                      5,216,672         5,231,655
                                                  -----------       -----------


Property and Equipment:
   Computer software                                   99,377            71,008
   Leasehold improvements                             154,443           151,668
   Machinery and equipment                          1,180,848           884,240
   Office equipment                                    65,678            61,256
   Printing plates                                     12,997            12,997
   Vehicles                                            19,542            13,314
                                                  -----------       -----------
                                                    1,532,885         1,194,483
   Less: accumulated depreciation                    (275,892)         (182,057)
                                                  -----------       -----------

                                                    1,256,993         1,012,426
                                                  -----------       -----------

Other Assets:
   Deposits and other                                  53,938             8,378
   Deferred offering costs                               --             421,338
   Goodwill, net                                    2,229,845         2,277,288
                                                  -----------       -----------

                                                    2,283,783         2,707,004
                                                  -----------       -----------

        Total Assets                              $ 8,757,448       $ 8,951,085
                                                  ===========       ===========


                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           ORGANIC FOOD PRODUCTS, INC.
                           BALANCE SHEETS (Continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   December 31,       June 30,
                                                      1997              1997
                                                   -----------      -----------
                                                   (Unaudited)
Current Liabilities:
   Notes payable - current portion                 $      --        $ 1,824,938
   Notes payable - related parties -
     current portion                                   483,538        1,749,323
   Capital lease obligations - current
     portion                                             4,296            6,033
   Accounts payable                                  1,173,373        2,074,506
   Accrued wages and taxes                              43,398           22,867
   Accrued commissions                                  32,256           40,610
                                                   -----------      -----------

          Total Current Liabilities                  1,736,861        5,718,277
                                                   -----------      -----------

Long-Term Liabilities:
   Notes payable - related parties
     - long-term portion                               269,322          497,237
   Capital lease obligations - long-term
     portion                                            15,539           17,094
   Deferred income taxes payable                          --            102,000
                                                   -----------      -----------

                                                       284,861          616,331
                                                   -----------      -----------


Shareholders' Equity: (Note 2)
   Common stock                                      8,501,146        3,971,720
   Accumulated deficit from S Corporation           (1,410,410)      (1,410,410)
   Retained earnings                                  (355,010)          55,167
                                                   -----------      -----------

                                                     6,735,726        2,616,477
                                                   -----------      -----------
       Total Liabilities and
         Shareholders' Equity                      $ 8,757,448      $ 8,951,085
                                                   ===========      ===========






                   The Accompanying Notes are an Integral Part
                           of the Financial Statements



                                    ORGANIC FOOD PRODUCTS, INC.
                                     STATEMENTS OF OPERATIONS


                                                Six Months Ended            Three Months Ended
                                           December 31,   December 31,  December 31,   December 31,
                                              1997           1996           1997           1996
                                              ----           ----           ----           ----
                                                  (Unaudited)                   (Unaudited)

Revenues                                  $ 5,639,661    $ 6,477,627    $ 2,805,777    $ 2,874,082

Cost of Goods Sold                          4,082,103      4,482,317      2,212,411      1,726,719
                                          -----------    -----------    -----------    -----------
Gross Profit                                1,557,558      1,995,310        593,366      1,147,363
                                          -----------    -----------    -----------    -----------
Sales and Marketing Expense                 1,575,565        953,657        870,114        567,961

General and Administrative
  Expenses                                    460,909        454,708        283,188        190,562
                                          -----------    -----------    -----------    -----------

                                            2,036,474      1,408,365      1,153,302        758,523
                                          -----------    -----------    -----------    -----------
Income (Loss) from
  Operations                                 (478,916)       586,945       (559,936)       388,840

Interest Income
  (Expense), Net                              (37,021)       (90,485)       (10,756)       (47,771)
Other Income
  (Expense), Net                              (30,966)        13,161        (41,241)        10,276
                                          -----------    -----------    -----------    -----------
Income (Loss) before
  Provision for Income
  Taxes                                      (546,903)       509,621       (611,933)       351,345
                                          -----------    -----------    -----------    -----------
Provision for Income Tax
  Benefit (Expense):
  (Note 1)
    - current                                    --         (115,100)          --             --
    - deferred                                136,726        (13,000)       136,726        (72,703)
                                          -----------    -----------    -----------    -----------

                                              136,726       (128,100)       136,726        (72,703)
                                          -----------    -----------    -----------    -----------

Net Income (Loss)                         $  (410,177)   $   381,521    $  (475,207)   $   278,642
                                          ===========    ===========    ===========    ===========
Per share data:

Basic earnings (loss)                     $      (.06)   $       .07    $      (.07)   $       .05
  per share (Note 3)                       ==========     ==========     ==========     ==========

Basic weighted average
  common stock shares
  outstanding (Note 3)                      6,525,173      5,297,913      6,525,173      5,297,913
                                          ===========    ===========    ===========    ===========
Earnings (loss) per common
  share assuming dilution                 $      (.06)   $       .07    $      (.07)   $       .05
  (Note 3)                                ===========     ==========    ===========     ==========

Weighted average common
 stock outstanding,                         6,525,173      5,360,035      6,525,173      5,360,035
 assuming dilution (Note 3)               ===========     ==========    ===========     ==========


                                   The Accompanying Notes are an
                            Integral Part of the Financial Statements



                                                        ORGANIC
                                                    FOOD PRODUCTS, INC.
                                   STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)


                                                                                Accumulated                          Total
                                                                   Additional     Deficit         Retained       Shareholders'
                                           Common Stock             Paid-in        From S         Earnings          Equity
                                      Shares           Amount       Capital     Corporation      (Deficit)         (Deficit)
                                      ------           ------       -------     -----------      ---------         ---------

Balance at June 30, 1996             4,500,000      $ 2,317,400      $ --       $(1,410,410)     $      --        $   906,990

Proceeds from private
  offering, net of
  costs of $340,462                    823,500        1,718,288        --              --               --          1,718,288


Purchase and retirement
  of treasury stock                    (31,250)         (78,125)       --              --               --            (78,125)

Stock issued for
  director expenses                      5,663           14,157        --              --               --             14,157

Net income for the
 year ended June 30,
 1997                                     --               --          --              --             55,167           55,167
                                   -----------      -----------      ------     -----------      -----------      -----------

Balance at June 30,1997              5,297,913        3,971,720        --        (1,410,410)          55,167        2,616,477

Proceeds from initial
  public offering, net
  of costs of $1,084,975             1,495,000        4,495,025        --              --               --          4,495,025

Stock issued for director
  expenses                              17,200           34,401        --              --               --             34,401

Net loss for the six
  month period ended
  December 31, 1997
  (unaudited)                             --               --          --              --           (410,177)        (410,177)
                                   -----------      -----------      ------     -----------      -----------      -----------
Balance at December 31,
  1997 (unaudited)                   6,810,113      $ 8,501,146      $ --       $(1,410,410)     $  (355,010)     $ 6,735,726
                                   ===========      ===========      ======     ===========      ===========      ===========



                                       The Accompanying Notes are an Integral Part
                                               of the Financial Statements



                                             ORGANIC FOOD PRODUCTS, INC.
                                              STATEMENTS OF CASH FLOWS



                                                            Six Months Ended                   Three Months Ended
                                                            ----------------                   ------------------
                                                    December 31,      December 31,       December 31,       December 31,
                                                       1997              1996               1997               1996
                                                       ----              ----               ----               ----
                                                             (Unaudited)                          (Unaudited)

Increase (Decrease) in Cash:

      Net cash provided (used) by operating
        activities                                 $(1,391,500)       $(1,365,080)       $   (37,195)       $  (488,773)
                                                   -----------        -----------        -----------        -----------


Cash flows from investing activities:
    Sale of fixed assets                                27,819              5,004               --                5,004
    Purchase of fixed assets                          (280,388)          (165,427)          (127,903)           (35,514)
    Advances to shareholders                           (42,000)              --              (21,000)              --
                                                   -----------        -----------        -----------        -----------
      Net cash used by investing
        activities                                    (294,569)          (160,423)          (148,903)           (30,510)
                                                   -----------        -----------        -----------        -----------


Cash flows from financing activities:
    Repayment of capital lease                          (3,609)            (2,757)            (1,488)            (2,757)
    Repayment of notes payable                      (1,824,938)           (40,695)              --              175,075
    Repayment of notes payable
      - related parties                             (1,506,586)          (292,630)          (146,376)           323,175
    Proceeds from issuance of stock                  4,958,277          1,754,311               --               99,990
    Purchase of treasury stock                            --              (78,125)              --              (78,125)
    Deferred offering costs                               --                 --                 --              (71,225)
                                                   -----------        -----------        -----------        -----------

      Net cash provided (used) by financing
        activities                                   1,623,144          1,340,104           (147,864)           446,133
                                                   -----------        -----------        -----------        -----------

Net increase (decrease) in cash                        (62,925)          (185,399)          (333,962)           (73,150)

Cash at beginning of period                             62,925            191,073            333,962             78,824
                                                   -----------        -----------        -----------        -----------

Cash at end of period                              $      --          $     5,674        $      --          $     5,674
                                                   ===========        ===========        ===========        ===========



                                    The Accompanying Notes are an Integral Part
                                            of the Financial Statements



                           ORGANIC FOOD PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.   Interim Financial Statements:

     The  unaudited  interim  financial   statements   include  all  adjustments
     (consisting of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. Operating results for the six month period ended December 31, 1997, are not necessarily indicative of the results that may be expected for the entire year ending June 30, 1998. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not contain certain information required by generally accepted accounting principles. These statements should be read in conjunction with financial statements and notes thereto included in the Company's Form 10-KSB for the year ended June 30, 1997.

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

3. Basic earnings per share are based upon the weighted average number of shares outstanding for each of the respective periods. The following data reflects the amount used in computing earnings per share for the periods ended December 31, 1997 and December 31, 1996, and the effect on income and the weighted average number of shares of dilutive potential of common stock. Subsequent to December 31, 1997 the Company issued 425,000 shares of common stock in relation to the acquisition of a fruit juice manufacturer. If this transaction had taken place during the period ended December 31, 1997, it would have changed the number of shares used in the computations of earnings per share.


                                                  Six Months Ended            Three Months Ended
                                                  ----------------            ------------------
                                             December 31,   December 31,   December 31,   December 31,
                                                 1997           1996          1997           1996
                                                 ----           ----          ----           ----

Net income available to common
 stockholders used in basic EPS              $  (410,177)   $   381,521    $  (475,207)   $   278,642

Basic earnings (loss) per share:

Weighted average common shares                 6,525,173      5,297,913      6,525,173      5,297,913
 outstanding                                 -----------    -----------    -----------    -----------
                                             $      (.06)   $       .07    $      (.07)   $       .05
Basic earnings (loss) per share              ===========    ===========    ===========    ===========

Earnings per Share Assuming Dilution:

Common stock equivalents
 Options and warrants granted
  and unexercised                                   --          433,000           --          433,000
 Assumed buyback of options                         --          370,878           --          370,878
                                             -----------    -----------    -----------    -----------
                                                    --           62,122           --           62,122
Weighted average of common shares
 outstanding                                   6,525,173      5,297,913      6,525,173      5,297,913
                                             -----------    -----------    -----------    -----------
Weighted average common shares
 outstanding assuming dilution                 6,525,173      5,360,035      6,525,173      5,360,035
                                             ===========    ===========    ===========    ===========
Earnings (loss) per share assuming
     dilution                                $      (.06)   $       .07    $      (.07)   $       .05
                                             ===========    ===========    ===========    ===========


     Options and warrants on 542,666 shares and 975,666 shares of common stock were not included in computing diluted EPS for the six month and three month periods ended December 31, 1997 and December 31, 1996 respectively, because their effects were antidilutive.



4.   New Accounting Pronouncements:

     Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128) issued by the Financial Accounting Standards board is effective for fiscal years and interim periods ending after December 15, 1997. This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB 15, "Earnings per Share."
     SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company has adopted this accounting standard for its earnings per share computations.

Item 2: Management's Discussion and Analysis
--------------------------------------------

Results of Operations  for the Six and Three Months Ended  December 31, 1997 and
--------------------------------------------------------------------------------
Six and Three Months Ended December 31, 1996
--------------------------------------------

Organic Food Products, Inc. (OFPI or the "Company") reported a net loss for the six and three months ended December 31, 1997 of $410,177 and $475,207, respectively, compared to a net income of $381,521 and $278,642 for the same periods from the prior year. The loss was primarily due to a write-down of discontinued inventory items and an increase in reserves for receivables the Company considers to be uncollectible.

Revenues
--------

Revenues decreased 12.9% for the six months and 2.4% for the three months ended December 31, 1997 compared to the same periods from the prior fiscal year. The decrease was due to the continuing phase-out of the sales of organic raw material ingredients. Since this business is highly speculative, the sales price can vary greatly from period to period.

Since July of 1997, the Company has continued to focus its efforts on developing branded business with an emphasis on its pasta sauce, kids meals and juice line. Since July 1997, the Company has chosen to discontinue certain products that produced top-line revenues but were unprofitable. The Company expects to see significant sales growth in the third quarter of 1998.

Cost of Goods Sold
------------------

The Company's cost of goods sold increased as a percentage of sales for the six and three months ended December 31, 1997 from 72.4% and 78.8%, respectively, compared to 69.2% and 60.1% for the same periods from the prior year. The additional cost was due in part to an inventory write-down of certain discontinued items and the absorption of excess production capacity.

Sales and Marketing
-------------------

Sales and marketing expenses increased as a percentage of sales for the six and three months ended December 31, 1997 from 27.9% and 31.0%, respectively, compared to 14.7% and 19.8% for the same periods from the prior year. The increase in sales and marketing expenses between these comparative periods was due primarily to the additional reserves required for manufacturer charge-backs.

General and Administrative
--------------------------

The Company's general and administrative expenses increased as a percentage of sales for the six and three months ended December 31, 1997 from 8.2% and 10.0%, respectively, compared to 7.0% and 6.6% for the same periods from the prior year. The increase was due to reorganization costs that caused higher than normal payroll and severance expenses.

Seasonality
-----------

In relation to product purchasing, the Company will seasonally contract for certain product for the entire year at harvest time or at planting time to secure raw materials through the year. These purchases take place annually from early spring to mid-summer and are effected to reduce the risk of price swings due to demand fluctuations. These annual purchases can create overages or shortages in inventory. The Company's intention to sell certain bulk raw materials to other manufacturers may assist in reducing overages and should allow for more effective purchasing of the required raw materials.

Liquidity and Capital Resources and Changes in Financial Condition
------------------------------------------------------------------

In connection with the previously announced acquisition of Sunny Farms Corporation and the out-of-pocket expenses related to the production problem (see Other Matters below), the Company could experience certain periods of cash shortages during the third quarter of fiscal year 1998. Adequate cash flows should be available during the fourth quarter. The company currently has a working capital line of credit of $1,200,000 and anticipates increasing it to $1,500,000.

Other Matters
-------------

With a new sales force, the Company plans to intensify its marketing efforts in natural food stores. The Company also plans to focus more strongly on expanding sales in major grocery stores and clubs using specialty distributors.

Due to excess capacity in its production facility, the Company is aggressively searching for co-packing business that would increase plant throughput and lower the product break-even point.

As a result of a production problem, the Company was forced to withdraw certain pasta sauce products subsequent to December 31, 1997 that may cause the Company to incur costs up to $200,000. The Company has various insurance coverages in place which are expected to absorb a large percentage of this outlay. Therefore, no accrual was made at December 31, 1997 to recognize this potential loss.

                           Part II - Other Information


Item 1. Legal Proceedings
-------------------------

The Company is not party to any litigation other than routine litigation incidental to the business.

Item 2. Changes in Securities
-----------------------------

None.

Item 3. Defaults Upon Senior Securities
---------------------------------------

None.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

None.

Item 5. Other Information
-------------------------

None.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

None.