Form 10QSB
period 1998-03-31
ORGANIC FOOD PRODUCTS INC
filed 1998-05-15
CIK 1034992

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 7,235,113 shares as of March 31, 1998.

Transitional Small Business Disclosure Format: Yes [  ]  No [ X ]

                           ORGANIC FOOD PRODUCTS, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                   March 31,         June 30,
                                                     1998             1997
                                                 ------------      ------------
                                                 (Unaudited)
Current Assets:
   Cash                                          $        201      $     62,925
   Accounts receivable, net                         1,397,617         1,343,891
   Inventory - Trade                                4,076,849         3,451,698
   Inventory - Other (Note 6)                         508,031              --
   Prepaid expenses                                   111,531            35,447
   Advances to shareholder                            147,000            84,000
   Income tax refund receivable                          --             167,694
   Deferred tax asset                                  86,000            86,000
                                                 ------------      ------------

              Total Current Assets                  6,327,229         5,231,655
                                                 ------------      ------------


Property and Equipment:
   Computer software                                  105,035            71,008
   Leasehold improvements                             162,392           151,668
   Machinery and equipment                          1,354,457           884,240
   Office equipment                                    68,837            61,256
   Printing plates                                     24,784            12,997
   Vehicles                                            19,542            13,314
                                                 ------------      ------------
                                                    1,735,047         1,194,483
   Less: accumulated depreciation                    (333,294)         (182,057)
                                                 ------------      ------------

                                                    1,401,753         1,012,426
                                                 ------------      ------------

Other Assets:
   Deposits and other                                 268,600             8,378
   Deferred offering costs                               --             421,338
   Goodwill, net                                    3,900,456         2,277,288
                                                 ------------      ------------

                                                    4,169,056         2,707,004
                                                 ------------      ------------

        Total Assets                             $ 11,898,038      $  8,951,085
                                                 ============      ============


                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           ORGANIC FOOD PRODUCTS, INC.
                           BALANCE SHEETS (Continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                    March 31,        June 30,
                                                      1998             1997
                                                  -----------      ------------
                                                   (Unaudited)
Current Liabilities:
   Notes payable - current portion                $  1,109,309     $  1,824,938
   Notes payable - related parties -
     current portion                                   459,925        1,749,323
   Capital lease obligations - current
     portion                                             4,396            6,033
   Accounts payable                                  1,851,017        2,074,506
   Accrued wages and taxes                              73,274           22,867
   Accrued commissions                                  32,000           40,610
                                                  ------------     ------------

          Total Current Liabilities                  3,529,921        5,718,277
                                                  ------------     ------------

Long-Term Liabilities:
   Notes payable - related parties
     - long-term portion                               230,669          497,237
   Capital lease obligations - long-term
     portion                                            14,401           17,094
   Deferred income taxes payable                          --            102,000
                                                  ------------     ------------

                                                       245,070          616,331
                                                  ------------     ------------


Shareholders' Equity: (Note 2)
   Common stock                                     10,201,146        3,971,720
   Accumulated deficit from S Corporation           (1,410,410)      (1,410,410)
   Retained earnings                                  (667,689)          55,167
                                                  ------------     ------------

                                                     8,123,047        2,616,477
                                                  ------------     ------------
       Total Liabilities and
         Shareholders' Equity                     $ 11,898,038     $  8,951,085
                                                  ============     ============












                   The Accompanying Notes are an Integral Part
                           of the Financial Statements


                                                 ORGANIC FOOD PRODUCTS, INC.
                                                  STATEMENTS OF OPERATIONS



                                                  Nine Months Ended                        Three Months Ended
                                       ---------------------------------           --------------------------------
                                          March 31,             March 31,            March 31,           March 31,
                                           1998                  1997                  1998                 1997
                                       -----------           -----------           -----------           ----------
                                                  (Unaudited)                                 (Unaudited)

Revenues                               $ 8,207,704           $ 9,067,049           $ 2,568,043           $ 2,589,422

Cost of Goods Sold                       6,054,441             6,085,139             1,972,338             1,602,822
                                       -----------           -----------           -----------           -----------
Gross Profit                             2,153,263             2,981,910               595,705               986,600
                                       -----------           -----------           -----------           -----------
Sales and Marketing Expense              2,232,404             1,497,059               656,839               543,402

General and Administrative
  Expenses                                 771,956               896,711               311,047               442,003
                                       -----------           -----------           -----------           -----------

                                         3,004,360             2,393,770               967,886               985,405
                                       -----------           -----------           -----------           -----------
Income (Loss) from
  Operations                              (851,097)              588,140              (372,181)                1,195

Interest Income
  (Expense), Net                           (56,902)             (151,338)              (19,881)              (60,853)
Other Income
  (Expense), Net                           (55,805)               13,712               (24,839)                  551
                                       -----------           -----------           -----------           -----------
Income (Loss) before
  Provision for Income
  Taxes                                   (963,804)              450,514              (416,901)              (59,107)
                                       -----------           -----------           -----------           -----------
Provision for Income Tax
  Benefit (Expense):
  (Note 1)
    - current                                 --                (125,092)                 --                  (9,992)
    - deferred                             240,948                18,000               104,222                31,000
                                       -----------           -----------           -----------           -----------

                                           240,948              (107,092)              104,222                21,008
                                       -----------           -----------           -----------           -----------

Net Income (Loss)                      $  (722,856)          $   343,422           $  (312,679)          $   (38,099)
                                       ===========           ===========           ===========           ===========
Per share data:

Basic earnings (loss)                  $      (.12)          $       .06           $      (.05)          $      (.01)
   per share (Note 3)                   ==========            ==========            ==========            ==========


Basic weighted average
  common stock shares
  outstanding (Note 3)                   6,196,064             5,297,913             6,692,913             5,297,913
                                       ===========           ===========           ===========           ===========
Earnings (loss) per common
  share assuming dilution                                    $       .06
  (Note 3)                                                    ==========

Weighted average common
 stock outstanding,                                            5,692,830
 assuming dilution (Note 3)                                  ===========


                                           The Accompanying Notes are an Integral Part
                                                 of the Financial Statements


                                                         ORGANIC FOOD PRODUCTS, INC.
                                       STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)


                                                                             Accumulated                        Total
                                     Common Stock              Additional      Deficit       Retained        Shareholders'
                                -------------------------       Paid-in         Form S        Earnings          Equity
                                 Shares           Amount        Capital      Corporation     (Deficit)         (Deficit)
                                 ------           ------        -------      -----------     ---------         ---------

Balance at June 30, 1996        4,500,000     $  2,317,400     $   --      $ (1,410,410)    $       --       $    906,990

Proceeds from private
  offering, net of
  costs of $340,462               823,500        1,718,288         --              --               --          1,718,288


Purchase and retirement
  of treasury stock               (31,250)         (78,125)        --              --               --            (78,125)

Stock issued for
  director expenses                 5,663           14,157         --              --               --             14,157

Net income for the
 year ended June 30,
 1997                                --               --           --              --             55,167           55,167
                              -----------     ------------     --------    ------------     ------------     ------------

Balance at June 30,1997         5,297,913        3,971,720         --        (1,410,410)          55,167        2,616,477

Proceeds from initial
  public offering, net
  of costs of $1,084,975        1,495,000        4,495,025         --              --               --          4,495,025

Stock issued for director
  expenses                         17,200           34,401         --              --               --             34,401

Stock issued for
  acquisition of
  Sunny Farms, Inc.               425,000        1,700,000         --              --               --          1,700,000

Net loss for the nine
  month period ended
  March 31, 1998
  (unaudited)                        --               --           --              --           (722,856)        (722,856)
                              -----------     ------------     --------    ------------     ------------     ------------
Balance at March 31
  1998                          7,235,113     $ 10,201,146     $   --      $ (1,410,410)    $   (667,689)    $  8,123,047
                              ===========     ============     ========    ============     ============     ============

                                   The Accompanying Notes are an Integral Part
                                           of the Financial Statements



                                          ORGANIC FOOD PRODUCTS, INC.
                                            STATEMENTS OF CASH FLOWS


                                                         Nine Months Ended                   Three Months Ended
                                                         ------------------                   ------------------
                                                    March  31,          March 31,         March  31,        March  31,
                                                       1998               1997               1998              1997
                                                   -----------        -----------        -----------        ----------
                                                            (Unaudited)                             (Unaudited)

Increase (Decrease) in Cash:

    Net cash provided (used) by operating
        activities                                 $(2,260,753)       $(1,352,085)       $  (856,415)       $    12,995
                                                   -----------        -----------        -----------        -----------

Cash flows from investing activities:
    Purchase of fixed assets                          (421,322)          (294,457)          (168,753)          (134,034)
    Advances to shareholders                           (63,000)           (64,914)           (21,000)           (64,914)
                                                   -----------        -----------        -----------        -----------
      Net cash used by investing
        activities                                    (484,322)          (359,371)          (189,753)          (198,948)
                                                   -----------        -----------        -----------        -----------

Cash flows from financing activities:
    Repayment of capital lease                          (4,330)            (3,986)              (672)            (1,229)
    Repayment of notes payable                      (2,094,193)            (2,290)          (269,255)            38,405
    Repayment of notes payable
      - related parties                             (1,555,966)          (321,832)           (62,267)           (29,202)
    Proceeds from notes payable                      1,378,563            419,583          1,378,563            419,583
    Proceeds from issuance of stock                  4,958,277          1,718,288               --              (36,023)
    Purchase of treasury stock                            --              (78,125)              --                 --
    Deferred offering costs                               --             (211,055)              --             (211,055)
                                                   -----------        -----------        -----------        -----------

      Net cash provided (used) by financing
        activities                                   2,682,351          1,520,583          1,046,369            180,479
                                                   -----------        -----------        -----------        -----------

Net increase (decrease) in cash                        (62,724)          (190,873)               201             (5,474)

Cash at beginning of period                             62,925            191,073               --                5,674
                                                   -----------        -----------        -----------        -----------

Cash at end of period                              $       201        $       200        $       201        $       200
                                                   ===========        ===========        ===========        ===========







                                             The Accompanying Notes are an Integral Part
                                                     of the Financial Statements

                           ORGANIC FOOD PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1. Interim Financial Statements:

     The  unaudited  interim  financial   statements   include  all  adjustments
     (consisting of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. Operating results for the nine month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the entire year ending June 30, 1998. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not contain certain information required by generally accepted accounting principles. These statements should be read in conjunction with financial statements and notes thereto included in the Company's Form 10-KSB for the year ended June 30, 1997.

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

3. Basic earnings per share are based upon the weighted average number of shares outstanding for each of the respective periods. The following data reflects the amount used in computing earnings per share for the periods ended March 31, 1998 and March 31, 1997, and the effect on income and the weighted average number of shares of dilutive potential of common stock.

                                                              Nine  Months Ended                 Three Months Ended
                                                             ------------------                  ------------------
                                                      March  31,          March  31,        March  31,          March  31,
                                                        1998                 1997              1998               1997
                                                     -----------        ------------       -----------        -----------
Net income available to common
 stockholders used in basic EPS                      $  (722,856)       $   343,663        $  (312,679)       $   (38,099)

Basic earnings (loss) per share:

Weighted average common shares                         6,196,064          5,297,913          6,692,913          5,297,913
 outstanding                                         -----------        -----------        -----------         ----------
                                                     $      (.12)       $       .06        $      (.05)              (.01)
        Basic earnings (loss) per share              ===========        ===========        ===========         ==========

Earnings per Share Assuming Dilution:

Common stock equivalents
 Options and warrants granted                                               975,666
  and unexercised
 Assumed buyback of options                                                (580,750)
                                                                        -----------
                                                                            394,917
       Weighted average of common shares
        outstanding                                                       5,297,913
                                                                        -----------
       Weighted average common shares
        outstanding assuming dilution                                     5,692,830
                                                                        ===========
       Earnings (loss) per share assuming
           dilution                                                     $       .06
                                                                        ===========

     Options and warrants on 975,666 shares of common stock were not included in computing diluted EPS for the nine month and three month periods ended March 31, 1998 and the three month period ended March 31, 1997 respectively, because their effects were antidilutive.

4. On February 10, 1998 the Company purchased certain assets of Sunny Farms Corporation, a producer of bottled water and natural juice products in Richmond, California. The Company purchased Sunny Farms' Napa Valley Springs bottled water product line, the Pacific Rim fruit flavored drinks product line, the Sunny Farms packaged fruit juice product line, related inventory, trademarks, recipes, customer lists, supplier information, goodwill and certain juice processing equipment.

     The base purchase price for the intangible assets was $1,700,000 plus $737,367 for the inventory and $120,000 for the juice processing equipment.

     The Company issued 425,000 shares of its common stock as payment for the intangible assets and paid cash in the amount of $120,000 for the juice processing equipment. Regarding the payment of inventory, (a) the Company assumed Sunny Farms' debt obligations owing to Wells Fargo Bank in the amount of $698,765.71, and (b) agreed to pay any remaining amounts owing for the inventory from the proceeds received from sales of the inventory by the Company after the Company has received proceeds equal to the amount of the assumed debt.

5. New Accounting Pronouncements:

     Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128)issued by the Financial Accounting Standards board is effective for fiscal years and interim periods ending after December 15, 1997. This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB 15, "Earnings per Share."
     SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company has adopted this accounting standard for its earnings per share computations.

6. Inventory - Other:

     Due to a manufacturing problem (see details under Other Matters), the Company was forced to withdraw certain products from its distribution channels during the third quarter. A claim was filed with the Company's insurance carrier seeking reimbursement for the economic loss. The insurance carrier has cooperated with the Company, and the Company expects that a high percentage of the total claim could be recovered; however, the Company cannot say with certainty what the final settlement will be.

     The Company has separated the inventory to be sold to the insurance carrier on the balance sheet and listed it as "Inventory - Other". The cost of the product is listed at $508,031. Revenue will be recorded on the sale of this inventory as the insurance claim is paid by the insurance carrier.

7. Change in Estimate:

     During the three month period ending March 31, 1998 the Company elected to raise the allowance for manufacturers charge-backs to an amount equal to 100% of the accounts receivable subject to the charge-backs. In prior periods, the allowance was approximately 60%.

Item 2: Management's Discussion and Analysis
--------------------------------------------

Results of Operations for the Nine and Three Months Ended March 31, 1998
    and Nine and Three Months Ended March 31, 1997
------------------------------------------------------------------------

     Organic Food Products, Inc. (OFPI or the "Company") reported a net loss for the nine and three months ended March 31, 1998 of $722,856 and $312,679 respectively, compared to a net income of $343,422 and a net loss of $38,099 for the same periods from the prior year. The losses can be attributed to lower than estimated sales volumes, increased manufacturing costs, the write-down of discontinued inventory items and increases in reserves due to a change in estimates for uncollectible receivables related to manufacturers charge-backs.


     Revenues
     --------
     Revenues decreased $859,000 or 9.5% for the nine months but only $21,000 or .8%for the three months ended March 31, 1998 compared to the same periods from the prior fiscal year. Year-to-date revenues were down as a result of the phase out of industrial sales of organic raw material ingredients. Revenue for the quarter reflected the additional sales of Sunny Farms products. These products represented net revenues of $490,000 for the current quarter. However, sales for the quarter appeared flat when compared to the same period from the prior fiscal year because of a product market withdrawal that occurred during the quarter (see details under Other Matters). The Company anticipates a settlement with the Company's insurance carrier that will permit the Company to record product sales in the fourth quarter that would have been recorded in the third quarter if the product had not been returned by customers to the Company. The insurance carrier has cooperated with the Company, but the Company cannot say with certainty what the final settlement will be.

     Cost of Goods Sold
     ------------------
     The Company's cost of goods sold increased as a percentage of sales for the nine and three months ended March 31, 1998 from 73.8% and 76.8%, respectively, compared to 67.1% and 61.9% for the same periods from the prior year. The year-to-date increase is a function of a cost of goods sold that is equivalent to the prior fiscal period but is higher as a percentage of sales due to a decrease in revenue of $859,000. The quarterly increase is due to increased production costs and higher priced raw food ingredients for Sunny Farms products.

     Sales and Marketing
     -------------------
     Sales and marketing expenses increased as a percentage of sales for the nine and three months ended March 31, 1998 from 27.2% and 25.6%, respectively, compared to 16.5% and 21.0% for the same periods from the prior year. The increase in sales and marketing expenses between these comparative periods was due primarily to the additional reserves recorded for manufacturer charge- backs due to a change in estimates.

     General and Administrative
     --------------------------
     The Company's general and administrative expenses decreased as a percentage of sales for the nine and three months ended March 31, 1998 from 9.4% and 12.1%, respectively, compared to 9.9% and 17.1% for the same periods from the prior year. This decrease occurred even though sales revenue was down or flat when compared to previous periods. The decrease represents a stabilization and/or reduction in overall general and administrative expenses.

     Seasonality
     -----------
     In relation to product purchasing, the Company will seasonally contract for certain product for the entire year at harvest time or at planting time to secure raw materials throughout the year. These purchases take place annually from early spring to mid-summer and are effected to reduce the risk of price swings due to demand fluctuations. These annual purchases can create overages or shortages in inventory. The Company's intention to sell certain bulk raw materials to other manufacturers as necessary may assist in reducing overages and should allow for more effective purchasing of the required raw materials.


     Liquidity and Capital Resources and Changes in Financial Condition
     ------------------------------------------------------------------
     Due to expenses related to the manufacturing problem (see Other Matters below), the Company has experienced certain periods of cash shortages during the third quarter of fiscal 1998. As reported in the 10-QSB for the period ending December 31, 1997, adequate cash flows should resume in the fourth quarter. The company currently has a working line of credit of $1,500,000 that will decrease to $1,300,000.

     Other Matters
     -------------
     Due to a manufacturing problem, the Company was forced to withdraw certain products from its distribution channels during the third quarter. After consulting with scientific experts regarding the magnitude of the problem, it was determined that the total economic cost was approximately $600,000. This included product cost, overtime replacement labor and recall freight. A claim was filed with the Company's insurance carrier which totaled approximately $900,000 and included lost profits on the product. Thus far, the Company has received advances on this claim totaling $300,000. The insurance carrier has cooperated with the Company, and the Company expects that a high percentage of the $900,000 could be recovered; however, the Company cannot say with certainty what the final settlement will be.

     The Company has separated the inventory to be sold to the insurance carrier on the balance sheet and listed it as "Inventory - Other". The cost of the product is listed at $508,031. Revenue will be recorded on the sale of this inventory as the insurance claim is paid by the insurance carrier.

                           Part II - Other Information


Item 1. Legal Proceedings
--------------------------

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