Form 10KSB
period 1998-06-30
ORGANIC FOOD PRODUCTS INC
filed 1998-10-13
CIK 1034992

FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended June 30, 1998

[ ]  Transition report  pursuant to Section 13 or 15(d) of the  Securities
     Exchange Act of 1934 [No   Fee   Required]

   For   the   transition   period   from   _______________ to________________

Commission File No. 333-22997


                          ORGANIC FOOD PRODUCTS, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)


         California                                            94-30762-94
--------------------------------                          ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


550 Monterey Road
Morgan Hill, California                                                  95037
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)



Issuer's telephone number:  (408) 782-1133

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

     As of September 30, 1998, 7,275,688 shares of the Registrant's no par value Common Stock were outstanding. As of September 30, 1998, the market value of the Registrant's no par value Common Stock, excluding shares held by affiliates, was $8,185,149 based upon a closing bid price of $1.125 per share of Common Stock on the NASDAQ Smallcap Market.

     Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     The   Registrant's   revenues  for  its  year  ended  June  30,  1998  were
$12,304,323.

     The following documents are incorporated by reference into Part III, Items 9 through 12 hereof: None.


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

Introduction

     This Form 10-KSB of Organic Food Products, Inc., ("OFPI" or the "Company") contains forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 (the "Litigation Reform Act"). These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially.

     The Company was incorporated in 1987 as S&D Foods, Inc., and changed its name to Garden Valley Naturals in 1995. The Company, doing business as Garden Valley Naturals from 1987 to 1996, has manufactured and marketed pesticide-free ("organic") and preservative-free ("all natural") pasta sauces, salsas and condiments under the brand names "Garden Valley Naturals" and "Parrot." The Company began marketing its Parrot line of salsas in 1987, its Garden Valley Naturals line of condiments in 1991 and its Garden Valley Naturals line of pastas and salsas in 1994. In June 1996, the Company merged with Organic Food Products ("OFP"), which also marketed a line of organic food products (including pasta sauces and salsas, together with dry cut pastas and organic children's meals) under the "Millina's Finest" brand name. The surviving merged entity operates under the Organic Food Products, Inc. name. In August, 1997 the Company completed an initial public offering of its securities ("IPO") selling 1,300,000 shares of its Common Stock to the public through three underwriters at $4.00 per share for gross proceeds of $5,200,000.

     In June, 1996, the Company restructured its Garden Valley Naturals, Parrot and Millina's Finest product lines by (i) eliminating all nonorganic products,
(ii) eliminating salsas and ketchups sold under the Millina's Finest brand name, and (iii) adding pasteurized organic fruit juices to its product offerings.

In February, 1998, the Company acquired product lines from Sunny Farms Corporation of Richmond, California, a producer of natural fruit and vegetable juices for the food service market. Sunny Farms also markets a line of water products under the Napa Valley Spring Water brand (see Sunny Farms acquisition).

     In April, 1998, the Company introduced a new energy drink known as Energy Plus (E+). This drink is positioned to compete with energy drinks marketed by Red Bull and Hansens. However, unlike some of the energy drinks, the ingredients in E+ are healthy and meant to give the user a "natural" lift.

     The Company sells its products either directly or through distributors or independent commissioned food brokers and specialty food brokers to (i) health food and specialty food stores, (ii) club stores (including Price/Costco and BJ's) and (iii) retail chain and independent grocery stores (including Safeway, A&P, Trader Joe's, Raley's, Long's and Lucky's). See "Marketing and New Product Development."

Sunny Farms Acquisition

     In February, 1998, the Company acquired the natural fruit juice and water bottling operations of Sunny Farms Corporation for a total of $971,171 in cash (including costs of acquisition) assumption of debt, and the issuance of 566,667 shares of Common Stock of the Company valued at $1,700,000, including escrowed shares valued at $850,000. The release of the escrowed shares is contingent upon attaining a total of $935,000 in gross profit relating to Sunny Farms business (as defined) during the first year after acquisition. Accordingly, this portion of the purchase price has not yet been recorded. The $963,822 excess of the remaining purchase price over identified inventory and fixed assets of approximately $857,000 was accounted for as goodwill.

     The agreement was accounted for as a purchase and, accordingly, the results of the Sunny Farms operations are included from February 11, 1998 forward.

Strategy

     The Company's business strategy is to (i) increase revenues by offering additional organic food products through the Company's existing distribution network, (ii) reduce costs and improve operating efficiencies by using the Company's excess manufacturing capabilities to increase the volume of products it manufactures for itself as well as for others, (iii) expand the Company's product lines through acquisition. The Company has added new products through its strategic purchase of two brands as well as the private label juice business from Sunny Farms Corporation. New product offerings open new channels of distribution, expand revenues and improve the utilization of manufacturing facilities, (iv)expand the Company's current geographic and retail store distribution by offering the Company's products in new markets and increasing distribution in existing markets, and (v) specialize in the marketing of organic food products.

(i) Offer Additional Organic Food Products. Since the merger, the Company has developed new flavors and packages for its sauces and salsas to add to its product offerings. The Company believes that offering additional products will increase revenues without proportionately increasing costs, due to the economies of scale which result from volume product manufacturing efficiencies as well as better utilization of the Company's existing distribution channels to offer new products.

(ii) Increase Manufacturing Volumes. The Company believes it can reduce per unit manufacturing costs by using the Company's excess manufacturing capabilities to increase manufacturing volume. The Company seeks to increase the volume of products it manufactures by increasing sales of existing products, increasing its new product offerings and by manufacturing food products for other food marketers on a contract basis. In this regard, the Company manufactures pasta sauces for Trader Joe's, but has no other finalized agreements or arrangements to manufacture for others as of June 30, 1998.

(iv) Expand Geographic and Retail Store Distribution. Although the Company has national geographic distribution for its products in health food stores, distribution of products through club stores and grocery stores is primarily limited to northern California and the northeast coast of the United States. The Company is seeking additional distribution in order to increase its club store, grocery store, and convenience store sales throughout the United States.


Products

     The Company introduces and discontinues products on a regular basis, consistent with customary practices of other firms in the processed food industry. The Company's current product lines (ranked by percentage of total sales) are as follows:

Organic Pasta Sauces and Pastas

     The Company markets twenty organic pasta sauces under the Garden Valley Organic and Millina's Finest brand names. The pasta sauces are all natural and most are fat-free. Varieties include garden vegetable, sun-dried tomato, roasted garlic tomato, tomato mushroom, sweet pepper and onions, hot and spicy, smoked garlic and zesty basil. The Company also offers dry organic pastas including spaghetti, linguini, fettuccine, angel hair, rotini, penne and bowties.

Organic Salsas

     The Company markets lines of sixteen organic salsas under the Garden Valley Organic brand name including five varieties of fat-free and vinegar-free salsas (sun-dried tomato, roasted garlic tomato, black bean, black bean and corn and chunky organic tomato) in three levels of heat, mild, medium and hot. A medium green tomatillo salsa is also available. The Company also markets a line of ten organic salsas under the Parrot brand name. Varieties include chunky, black bean, tomatillo, spicy gourmet as well as an enchilada sauce.


Natural(preservative free) Juices and Water

     The Company markets a line of natural fruit and vegetable juices under the Sunny Farms brand name. In addition, it also distributes a line of water products under the Napa Valley Spring Water brand.


Organic Condiments

     The Company offers three organic mustards under the Garden Valley Organic brand name. All three mustards use organic mustard seed for flavoring and are offered in yellow, stoneground and dijon. The Company offers an organic ketchup and an organic crushed garlic under the Millina's Finest brand name. All condiments are fat-free and sugar-free.

Children's Meals

     The Company offers five canned organic kid's meals, composed of pasta rings in tomato sauce, rings in tomato cheese sauce, ABC's & numbers in tomato sauce, pasta rings and veggie franks, and beans with veggie franks.

Organic (pesticide free) Juices

     The Company markets a line of pasteurized organic fruit juices under the "Cinagro" brand name in 32 oz. and 10 oz. glass jars. Flavors include Carrot/Lemon Lime, Apple Carrot Smoothie, Total Tomato, Veggie Array, Hibiscus Super "C", Lemon Berry, Tropical Peach, and Very Berry Cranberry.

Functional Beverages

     The Company markets a functional  beverage called Energy Plus (E+), sold in
7.7 oz. cans in a single flavor.

Sales and Distribution

     The Company sells its products either directly or through distributors or independent commissioned food brokers and specialty food brokers to (i) health food and specialty food stores, (ii) club stores (including Price/Costco and BJ's), (iii) retail chain and independent grocery stores (including Safeway, A&P, Trader Joe's, Raley's, Long's and Lucky's) and (iv) convenience stores. Currently the Company's products are offered in over 6,000 health food stores,

250 club stores and 2,000 grocery stores located in all 50 states and in the Far East, Middle East, Canada, and Europe. The Company currently uses 21 specialty food brokers and 50 food distributors to sell to health food and other independent retail stores and 8 food brokers to sell to club stores and certain grocery store chains. The Company also sells directly to other grocery store chains. In order to increase its distribution and sales, the Company will offer special promotional pricing and occasionally may pay "slotting fees" which are payments made by food processors and distributors to retail stores in order to acquire retail shelf space for their food products.

     A Broker Incentive Plan has been implemented based against semi-annual quotas to motivate brokers to grow the business. The Company has also entered into "Preferred Vendor" agreements with certain retail store chains to obtain closer working relationships and enhanced retail merchandising and promotional support. It has also entered into an agreement with California Beverages in San Francisco to distribute the Company's "Energy Plus" through a selection of California Beverages' 2600 accounts in the San Francisco, and is working to push out to other distributors to expand coverage in the Bay Area.

     The Company is focusing on its core natural foods distribution, while entering into new distribution in mass market accounts where profitable. Management believes there is a major growth opportunity in expanding into conventional supermarkets as they become more committed to providing a variety of organic and natural food products.

Marketing and New Product Development

     A marketing strategy has been developed with distinct positionings and strategy statements for each of OFPI's brands, that will guide product development, channel development and marketing communications for the brands. Each brand has a distinct target audience and marketing efforts will focus on products and product attributes that appeal specifically to those target audiences. Focus and strategy has been brought to each brand, with SKU rationalization leading to discontinuation for low-selling items and identification of line extension opportunities. A new product development strategy has been undertaken that includes targeted new products within the existing lines, and the implementation of a cross-functional team-based new product development process to improve the execution of new product introductions.

     The Company's product marketing emphasizes the organic, all natural and generally fat-free content of its products as a healthful and tasty alternative to similar traditional food products. Each brand is targeted toward specific consumer segments with appropriate products, flavor variants, images and messages. The Company promotes its Millina's Finest and Parrot product lines for sale to natural food and health food stores and the specialty or "gourmet" departments of grocery stores. The Garden Valley Naturals line represents a lower price point line. The Company also promotes a pricing strategy in which its organic products are offered at prices only slightly higher than their non-organic counterparts.

     One customer (Price/Costco) accounted for 17% of the Company's revenues for the year ended June 30, 1998, and 21% of the Company's revenues for the year ended June 30,1997. A loss of this customer would have a material adverse effect on the Company's operations.

Manufacturing Facilities and Suppliers

     The Company manufactures its products in a 24,000 square foot food processing and warehouse facility it leases in Morgan Hill, California. Manufacturing involves mixing the product's ingredients in 1,000 gallon kettles and then bottling, labeling and casing the product for delivery to the customer. Some products are packaged in shrink-wrapped combination packs consisting of two or more separate products in one tray. The Company manufactures all of its products, except its mustard condiments, Kids' Meals, E+ and certain beverage sizes and pastas which are processed and packaged for the Company by a co-packer. In addition to the Morgan Hill facility, the Company uses public warehouse facilities on the east coast of the United States for inventory storage and distribution.

     While many raw materials are available from a number of sources, the Company currently purchases its organic tomato products from only two suppliers and has written agreements covering a majority of its anticipated tomato product purchases. Sun Garden Packing Company accounted for 20% of the Company's purchases for the year ended June 30, 1998. The Company believes that other suppliers are available who could provide product at similar prices and terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

Competition

     The natural food and health food industries in general and the pasta sauce, salsa, condiment and fruit juice businesses in particular are highly competitive, and there are numerous multinational, regional and local firms that currently compete, or are capable of competing, with the Company. Multinational nonorganic (i) pasta sauce competitors include Prego, Ragu, Classico and Newman's Own, (ii) salsa competitors include Pace, El Paso and La Victoria,
(iii) condiment competitors include Heinz, French's and Gulden's, and (iv) fruit juice competitors include Minute Maid and Del Monte. The Company also competes with national pasta manufacturers such as RF, Ronzoni and DeBoles, smaller regional or local organic or natural pasta sauce and salsa competitors such as Simply Natural, Muir Glen and Enrico and smaller fruit juice competitors such as Odwalla and Knudsen. Most of the Company's competitors are larger than the Company and have more financial, marketing and management resources and brand name recognition, than the Company.

     Competitive factors in the pasta sauce, salsa and related specialty foods industry include price, quality, brand image and flavor. The Company positions its product lines to be slightly more expensive than their nonorganic food counterparts but consistent with prices charged by other organic food marketers. The Company believes its products compete favorably against other organic foods with respect to quality and flavor.

Trade Names and Trademarks

     The Company has Federal registration for its "Millina's Finest" and "Parrot Brand" trademarks, and has applied for Federal trademark registration for its "Cinagro" brand. There can be no assurance that any trademark or trade name registrations will be granted to the Company, or, if granted, that the trademarks or trade names will not be copied or challenged by others.

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

Employees

     The Company employs 50 individuals including its executive officers, food production, processing and warehousing employees and administrative personnel. The Company's employees are not covered by a collective bargaining agreement, but the Company considers its employee relations to be satisfactory. Additionally, the Company has contracted for the services of four management executives from Global Natural Brands, Ltd. (See Note 3 to the Financial Statements and Item 12 Certain Relationships and Related Transactions).

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

     The Company leases approximately 24,000 square feet for its corporate office, manufacturing and warehouse facility in Morgan Hill, California from a non-affiliate on a seven-year lease expiring April 30, 2003, at a monthly rental of $6,674 plus rental escalations of 3% per year. The Company is negotiating with its landlord to lease to the Company an additional 30,000 square feet of space for additional warehousing facilities, although no such lease has been executed.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

     Not applicable.



ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------


     The Company's Common Stock has traded on the NASDAQ Smallcap Market under the symbol "OFPI" since August, 1997.

     The following table sets forth for the quarter indicated the range of high and low closing prices of the Company's Common Stock as reported by NASDAQ but does not include retail markup, markdown or commissions.

                                                                    Price
                                                                ------------
By Quarter Ended:                                              High      Low
-----------------                                              ----      ---

September 30, 1997.......................................    $ 4.3125  $ 3.875
December 31, 1997........................................      4.5625    2.875
March 31, 1998 ..........................................      3.625     2.625
June 30, 1998 ...........................................      4.25      3.00

     As of September 30, 1998, the Company had approximately 700 record and beneficial stockholders.

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

     In connection with the February, 1998 acquisition of Sunny Farms, the company is obligated to pay a 6% "coupon rate" on the portion of the purchase price that was paid for in common stock. Amounts earned through June 30, 1998 were not material.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

         The following discussion should be read in conjunction with the financial statements and related notes and other information included in this report. The financial results reported herein do not necessarily indicate the financial results that may be achieved by the Company in any future period.

Introduction

     Since 1987, the Company (or "OFPI") has manufactured and marketed pesticide-free ("organic") and preservative-free ("all natural") pasta sauces, salsas and condiments under the brand names "Garden Valley Naturals" and "Parrot." The Company began marketing its Parrot line of salsas in 1987, its Garden Valley Naturals line of condiments in 1991 and its Garden Valley Naturals line of pastas and salsas in 1994. In June, 1996, the Company merged with OFP, which also marketed (since 1988) a line of organic food products (including pasta sauces and salsas, together with dry cut pastas and organic children's meals) under the "Millina's Finest" brand name.

     The Company was incorporated in July, 1987 as S&D Foods, Inc. In November, 1995, the Company changed its name to Garden Valley Naturals, Inc. ("GVN"). Following its June, 1996 merger with OFP, the Company's name was changed to Organic Food Products, Inc. In August, 1997 the Company raised gross proceeds of $5,200,000 through its IPO. The Company sells its products either directly or through distributors or independent commissioned food brokers and specialty food brokers to (i) health food and specialty food stores, (ii) club stores (including Price/Costco and BJ's), and (iii) retail chain and independent grocery stores (including Safeway, A&P, Raley's, Long's, Trader Joe's, and Lucky's).

     The Company's operating results could vary from period to period as a result of a number of factors, including the purchasing patterns of significant customers, the timing of new product introductions by the Company and its competitors, the amount of slotting fees and new product development advertising expenses incurred by the Company, variations in sales by distribution channel, fluctuations in market prices of raw materials and competitive pricing policies. These factors could cause the Company's performance to differ from investor expectations, resulting in volatility in the price of the Common Stock.

     Investors should carefully consider the following information as well as other information contained in this Report. Information included in this Report contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. See, e.g., "Item 1-Strategy." No assurance can be given that the future results covered by the forward-looking statements will be achieved. The following matters constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties that could cause actual results to vary materially from the future results covered in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements.

Year Ended June 30, 1998 Compared to Year Ended June 30, 1997

Revenues

     OFPI's revenues for the year ended June 30, 1998 ("1998") were $12,304,000 compared to $11,379,000 for the year ended June 30, 1997 ("1997"), an increase of $925,000, or 8.1% compared to 48.9% increase in 1997. The increase in revenues in 1998 was primarily due to the acquisition of the natural juice business of Sunny Farms Corporation in February of 1998. The 1997 increase was attributable to the acquisition of OFP in June, 1996.

Cost of Goods Sold

     OFPI's cost of goods sold for 1998 was $9,420,000 or 76.5% of sales, versus $7,530,000, or 66.2% of sales for 1997. The increase in cost-of-goods sold was due to increased manufacturing costs due to excess capacity, inventory write-downs, and higher priced raw food ingredients for Sunny Farms' products. Moreover, Sunny Farms' products were co-packed (manufactured and packaged by an outside processor) from the time of its acquisition through the end of the fiscal year. Accordingly, the resultant gross margin was significantly below the margin which could have been attained had all products been produced by OFPI. Subsequent to year-end, Sunny Farms has been fully integrated into the OFPI organization and the anticipated synergies should be attained given that its products are now being manufactured by OFPI.

     Additionally, subsequent to year-end, organizational changes have been made within the manufacturing and purchasing functions. Management is continuing to evaluate additional potential operating and cost efficiencies, including the possibility of outsourcing certain copacking, if suitable cost-efficient arrangements could be found. As a result, management believes that OFPI's operations will become more efficient and purchasing costs will decrease by the end of the 1999 fiscal year, producing reductions in cost-of-goods sold in subsequent periods.

Sales and Marketing Expenses

     OFPI's sales and marketing expense for 1998 as $3,049,000, or 24.8% of sales, versus $2,409,000 or 21.2% of sales for 1997. The increase in sales and marketing expense was due to increases in personnel and increases in promotional activities such as in-store demonstrations, etc.

General and Administrative Expenses

     OFPI's general and  administrative  expenses for 1998 were  $1,922,000,  or
15.6% of sales, versus $1,119,000 or 9.8% of sales for 1997. This change was due, in large part, to increases in professional services, legal fees, accounting and tax services and such other costs incidental to OFPI becoming a public company. Moreover, notes receivable from stockholder, $168,000, separation costs associated with the former Chief Executive Officer, $167,000, and $217,000 associated with a failed acquisition were written off. Additionally, contributing to this increase were $154,000 in expenses associated with retaining the Global Natural Brands Management Team during the fourth quarter of 1998.

Loss on Write-down of Fixed Assets and Goodwill

     During 1998, the Company determined that certain goodwill and fixed assets were impaired, based on estimations of expected undiscounted future cash flows from operations under current operating conditions. Discounted cash flow estimates under the same operating assumptions indicated that they may not be sufficient to recover the cost of the goodwill arising from the purchase of OFP, and accordingly, goodwill of $2,182,401 was written off. The related fixed assets were reduced by $240,024 to its fair value as estimated by appraisal from an independent third party. The resulting total $2,422,425 loss is included in "Loss on write-down of fixed assets and goodwill" in the accompanying statements of operations. The affected fixed assets will be depreciated at their new book basis over their remaining useful life. Unamortized goodwill of $923,156 relating to the February, 1998 Sunny Farms acquisition was not affected, and will be reevaluated in future years on an ongoing basis.

Net Interest Expense

     OFPI's interest expense for 1998 was $102,000 versus $261,000 for 1997. The decrease in interest expense resulted from a 60% reduction in notes payable as well as a decrease in the utilization of the revolving credit line due to the application of IPO proceeds to pay down debt. (See Liquidity and Capital Resources).

Deferred Tax Assets

     Since the Company could not determine that it was more likely then not that the deferred tax assets would be realized, a 100% valuation allowance was provided.

Year 2000 Compliance

     Organic Food Products Inc., uses computer software that may be impacted by the year 2000 problem, and also relys upon vendors of equipment and services whose products may be impacted by the year 2000 problem. The Company's year 2000 compliance issues include: 1) the equipment it uses in its manufacturing process; 2) the hardware and third-party software it uses for corporate administration; 3) the services of third-party providers it purchases for certain professional services; and 4) the external services such as telecommunications and electrical power. The Company has initiated a plan that will attempt to identify all computer hardware and software, plant equipment and services upon which it relies that may be impacted. After identification of any problem areas, the Company will verify whether or not those products or services are year 2000 compliant. The plan includes contacting those vendors or service providers to determine their compliance or plans to become complaint before December 31, 1999. It is the intent of the Company to complete this process by December 31, 1998.

     The Company uses various pieces of equipment in its manufacturing process that may contain computer chips that could be affected by the year 2000 problem. The company has started, but not completed a program to identify which pieces of equipment could be affected and how the affected equipment could be updated.

     The Company's corporate administrative and operating systems are exclusively PC-based using a commercially available software package. The
Company has received written confirmation from the legal department of the software developer confirming that it is year 2000 compliant.

     The Company uses outside service providers for the processing and administration of its payroll, 401(k) retirement plan and insurance benefit programs. Although a survey of these services providers has not been completed, the Company believes that these providers will have systems, and based upon its initial efforts to date as described herein, and does not anticipate that any other information technology projects will be delayed in the future due to the year 2000 problem.

     The Company has not deferred any information technology projects to date due to the need to assess or ensure year 2000 compliance of its systems, and based upon its initial efforts to date as described herein, and does not anticipate that any other information technology projects will be delayed in the future due to the year 2000 problem.

     For the reasons mentioned herein, the Company does not anticipate that it will have an incomplete or untimely resolution of the year 2000 problem. Although the total costs of compliance have not been completely assessed, management does not believe they will be material in nature. As previously mentioned, with regard to items (1) - (3), the Company believes it has or will achieve year 2000 compliance in advance of December 31, 1999. With respect to external companies that provide telecommunications and electrical power, the Company is less certain about the impact of their non-compliance regarding the year 2000 problem. Clearly, the loss of these services would create a major disruption of the Company's normal operations. Given this scenario, the Company would be required to obtain these services from other sources. The cost of switching to other utility providers has not been assessed.

     Issues similar to these also face the Company's customers. The Company has not yet completed an assessment of year 2000 readiness of its customers. However, based on initial discussions with certain customers, management does not currently believe that business with those customers will be significantly disrupted by the year 2000 problem.

Seasonality

     The Company is experiencing some seasonal fluctuation in revenues. In relation to product purchasing, the Company will seasonally contract for certain product for the entire year at harvest time or at planting time to secure raw materials through the year. These purchases take place annually, with payments being made quarterly and are effected to reduce the risk of price swings due to demand fluctuations. These annual purchases can occasionally create overages or shortages in inventory. The Company's intention to sell certain excess bulk raw materials to other manufacturers may assist in reducing any overages and should allow for more effective purchasing of the required raw materials.

Liquidity and Capital Resources

     During the year, the Company completed its initial public offering (IPO) of 1,495,000 shares of Common Stock at $4.00 per share, for gross proceeds at $5,902,000 (including 195,000 underwriters' over-allotment shares sold at $3.60). The net proceeds of approximately $4,596,000 (after offering costs of $1,806,000) was used to pay down approximately $3,613,000 of existing debt. The balance was used for working capital purposes, to purchase raw materials and equipment, to repay debt and to provide marketing funds to introduce new products and to introduce existing products into new markets. Equipment purchases were used for retooling and to acquire additional packaging equipment to convert, when required, production from boxed cases to shrink wrap cases.

     The Company also used an equipment line provided by its lender to finance the purchase of juice bottling equipment as part of its acquisition of Sunny Farms. Such equipment line was retired during 1998.

     As of June 30, 1998, the Company's cash position was limited. The purchase of nearly $700,000 of inventory during the Sunny Farms acquisition, the investment in plant equipment and the cash outlays and lost sales resulting from from a temporary product withdrawal, have placed severe strains on the Company's cash position. The Company has, subsequent to year end, received a commitment from a lender to provide a $3,000,000 revolving line of credit and a $500,000 equipment line to replace an existing $1,000,000 revolving line. The Company believes that with this substantial increase in credit facilities, coupled with anticipated cost savings in the area of manufacturing, should be adequate to fund the Company's estimated cash requirements for the year ending June 30, 1999. There can be no assurances, however, that all of the anticipated savings can be attained by year end.

     During 1998, the Company used $1,215,000 in operations, compared to $1,755,000 in 1997. The decreased use of cash resulted primarily from additional cash received from customers, due to the increase in sales, offset by $1,332,000 in increased payments to suppliers due to costs of the increased sales. Cash used in investing activities was $1,624,000 in 1998 compared to $322,000 in 1997, due to the Sunny Farms acquisition as well as increased purchases of fixed assets.

     Cash provided by financing activities increased to $2,818,000 in 1998 compared to $1,949,000 in 1997. Proceeds from sale of stock to Global Natural Brands, Ltd. and the IPO mentioned above were $5,517,000 compared to $1,718,000 from a private placement in 1997(offset by $350,000 in deferred offering costs in preparation for the IPO).

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

New Applicable Account Pronouncements

     During 1997, the Financial Accounting Standards Board released SFAS No. 130, Reporting Comprehensive Income. SFAS 130, which is effective for fiscal years beginning after December 15, 1997, establishes standards for reporting and display of comprehensive income and its components in the entity's financial statements. The objective of SFAS 130 is to report a measure of all changes in the equity of an enterprise that result from transactions and other economic events of the period. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS 130 does not address issues of recognition or measurement for comprehensive income and its components and, therefore, it will not have an impact on the financial condition or results of the Company upon adoption.

     The Financial Accounting Standards Board also recently released SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This Statement, which is also effective for fiscal years beginning after December 15, 1997, requires reporting of financial and descriptive information about reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company believes it operates in only one business segment, production and distribution of processed organic foods, and has already substantially complied with any additional disclosure requirements. SFAS 131 does not address issues of recognition or measurement in the basic financial statements, and thus will have no impact on the Company's financial condition or results of operation upon adoption.

ITEM 7. FINANCIAL STATEMENTS
------------------------------

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Shareholders and Board of Directors of Organic Food Products, Inc.



We have audited the accompanying balance sheet of Organic Food Products, Inc. as of June 30, 1998, and the related statements of operations, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1998 financial statements referred to above present fairly, in all material respects, the financial position of Organic Food Products, Inc. as of June 30, 1998, and the results of its operations, changes in shareholders' equity, and its cash flows for the year then ended in conformity with generally accepted accounting principles.


BDO SEIDMAN, LLP
Certified Public Accountants
San Francisco, California

September 23, 1998, except for Note 6,
as to which the date is October 9, 1998

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Shareholders and Board of Directors of Organic Food Products, Inc.


We have audited the accompanying statements of operations, changes in shareholders' equity, and cash flows of Organic Food Products, Inc., for the year ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, changes in shareholders' equity, and cash flow of Organic Food Products, Inc., for the year ended June 30, 1997, in conformity with generally accepted accounting principles.


Semple & Cooper, LLP
Certified Public Accountants

Phoenix, Arizona
September 24, 1997

                          ORGANIC FOOD PRODUCTS, INC.
                                  BALANCE SHEET
                                 June 30, 1998

                                     ASSETS


Current Assets:
   Cash                                                              $    41,585
   Accounts receivable, less allowance for
      bad debts, spoils and returns, and
      manufacturer charge back adjustments
      of $324,493 (Notes 1, 6 and 7)                                   1,096,285

   Inventory, net (Notes 1, 2, 3, 5, 6, and 7)                         3,693,986
   Prepaid expenses                                                      187,469
   Receivable from related party (Note 3)                                 50,000
                                                                     -----------

             Total Current Assets                                      5,069,325

Fixed Assets (Notes 1, 4, 5, and 6)                                    1,263,007

Goodwill (Note 1, 4 and 9)                                               923,515
                                                                     -----------


              Total Asets                                             $7,255,847
                                                                     ===========













                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                          ORGANIC FOOD PRODUCTS, INC.
                           BALANCE SHEET (Continued)
                                 June 30, 1998

                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities:
   Notes payable (Note 6)                                           $   992,589
   Accounts payable                                                   1,613,279
   Accrued wages and taxes                                              199,221
   Accrued liabilities                                                   76,318
   Notes payable - related parties -
     current portion (Note 3)                                           462,754
                                                                    -----------

          Total Current Liabilities                                   3,344,161
                                                                    -----------

Notes payable - related parties
   - long-term portion (Note 3)                                          34,484
                                                                    -----------

   Total Liabilities                                                  3,378,645
                                                                    -----------

Commitments (Notes 3, 5, 6, and7)


Shareholders' Equity (Note 8):
   Common stock
     No par value, 20,000,000 shares authorized,
     7,275,688 issued and outstanding                                 9,851,687
   Accumulated deficit                                               (5,974,485)
                                                                    -----------

                                                                      3,877,202
                                                                    -----------

   Total Liabilities and Shareholders' Equity                       $ 7,255,847
                                                                    ===========





                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                          ORGANIC FOOD PRODUCTS, INC.
                            STATEMENTS OF OPERATIONS
                   For The Years Ended June 30, 1998 and 1997

                                                   June 30,          June 30,
                                                     1998              1997
                                                 ------------      ------------

Revenues (Notes 1 and 8)                         $ 12,304,323      $ 11,378,916

Cost of Goods Sold (Notes 3 and 8)                  9,419,802         7,530,270
                                                 ------------      ------------

Gross Profit                                        2,884,521         3,848,646
                                                 ------------      ------------
Sales and Marketing Expense                         3,048,865         2,408,864

General and Administrative
 Expenses (Note 3)                                  1,922,030         1,118,686

Loss on  Write-down of
  Fixed Assets and Goodwill                         2,410,936              --
  (Note 4)
                                                 ------------      ------------
                                                    7,381,831         3,527,550
                                                 ------------      ------------

Income (Loss) from Operations                      (4,497,310)          321,096

Interest Income (Expense), Net                       (102,413)         (261,376)

Other Income (Expense), Net                           (34,719)           11,447
                                                 ------------      ------------

Income (Loss) before Provision for
  Income Taxes                                     (4,634,442)           71,167

Provision for Deferred Income Tax
  Benefit (Expense)(Note 1 and 11)                     15,200           (16,000)
                                                 ------------      ------------

Net Income (Loss)                                $ (4,619,242)     $     55,167
                                                 ============      ============

Basic and Diluted Earnings
  (loss) per Share (Notes 1 and 9)               $       (.69)     $        .01
                                                 ============      ============
Weighted Average Number of Shares
  Outstanding (Notes 1 and 9)                       6,696,945         5,692,830
                                                 ============      ============


                  The Accompanying Notes are an Integral Part
                          of the Financial Statements


                                                ORGANIC FOOD PRODUCTS, INC.
                                STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)




                                                                                                              Total
                                                Common Stock              Additional                     Shareholders'
                                            ------------------------       Paid-in       Accumulated         Equity
(See Note 9)                                  Shares        Amount         Capital        (Deficit)        (Deficit)
-------------                                 ------        ------         -------        ---------      -------------

Balance at July 1, 1996                     4,500,000     $ 2,317,400     $     --        $(1,410,410)      $   906,990

Proceeds from private
  offering, net of
  costs of $340,462                           823,500       1,718,288           --               --
                                                                                                            1,718,288
Repurchase of shares                          (31,250)        (78,125)          --               --           (78,125)

Stock issued for
  director expenses                             5,663          14,157           --               --            14,157

Net income for the
 year ended June 30,
   1997                                           --              --            --             55,167          55,167
                                          -----------     -----------     ----------      -----------     -----------

Balance at June 30, 1997                    5,297,913       3,971,720           --         (1,355,243)      2,616,477

Repurchase of Shares                          (40,000)       (100,000)          --               --          (100,000)

Proceeds from initial
  public offering, net
  of costs of $1,306,404                    1,495,000       4,595,566           --               --         4,595,566

Stock issued for director
  expenses                                     17,200          34,401           --               --            34,401

Stock issued for
  acquisition of
  Sunny Farms, Inc.                           283,333         850,000           --               --           850,000

Proceeds from sale of stock
  to Global Natural Brands                    222,222         500,000           --               --           500,000

Net loss for the year ended
  June 30, 1998                                  --              --             --         (4,619,242)     (4,619,242)

                                          -----------     -----------     ----------      -----------     -----------
Balance at June 30,
  1998                                      7,275,688     $ 9,851,687     $     --        $(5,974,485)    $ 3,877,202
                                          ===========     ===========     ==========      ===========     ===========



                                     The Accompanying Notes are an Integral Part
                                              of the Financial Statements

                                                          F-6

                           ORGANIC FOOD PRODUCTS, INC.
                            STATEMENTS OF CASH FLOWS
                   For The Years Ended June 30, 1998 and 1997


(See Note 12)                                          1998            1997
-------------                                      ------------    ------------

Increase (Decrease) in Cash:
Cash flows from operating activities:
    Cash received from customers                   $ 12,501,929    $ 10,745,430
    Cash paid to suppliers and employees            (13,781,403)    (12,449,168)
    Interest paid                                      (114,413)       (142,966)
    Interest received                                    12,000            --
    Income taxes received                               167,694          91,753
    Income taxes paid                                      (800)           --
                                                   ------------    ------------
      Net cash used by operating
        activities                                   (1,214,993)     (1,754,951)
                                                   ------------    ------------
Cash flows from investing activities:
    Purchase of fixed assets                           (603,915)       (243,596)
    Advances to shareholder                             (84,000)        (84,000)
    Cash received from sale of fixed assets              34,600           5,483
    Purchase of Sunny Farms                            (971,171)           --
                                                   ------------    ------------
      Net cash used by investing
        activities                                   (1,624,486)       (322,113)
                                                   ------------    ------------

Cash flows from financing activities:
    Repayment of notes payable and capital lease       (832,349)       (140,627)
    Repayment of notes payable
      - related parties                              (1,766,416)       (257,685)
    Proceeds from notes payable                            --         1,057,178
    Proceeds from issuance of stock                   5,516,904       1,718,288
    Re-purchase of common stock                        (100,000)        (78,125)
    Deferred offering costs                                --          (350,113)
                                                   ------------    ------------
      Net cash provided by financing
        activities                                    2,818,139       1,948,916
                                                   ------------    ------------
Net decrease in cash                                    (21,340)       (128,148)

Cash at beginning of year                                62,925         191,073
                                                   ------------    ------------

Cash at end of year                                $     41,585    $     62,925
                                                   ============    ============




                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           ORGANIC FOOD PRODUCTS, INC.
                      STATEMENTS OF CASH FLOWS (Continued)
                   For The Years Ended June 30, 1998 and 1997


                                                       1998            1997
                                                    -----------    -----------
Reconciliation of Net Income (Loss) to Net Cash
  Used by Operating Activities:

Net Income (Loss)                                   $(4,619,242)   $    55,167
                                                    -----------    -----------
Adjustments to reconcile net income (loss) to net cash used by operating activities:

      Depreciation and amortization                     345,352        235,875
      Loan discount amortization                           --          118,410
      Inventory financed through notes payable             --          222,523
         Loan to shareholders forgiven                  168,000           --
         Loss on write-down of fixed assets                --             --
           and goodwill                               2,410,977           --
      Stock issued for director's expenses               34,401         14,157
         Provision for reserves against
           receivables                                  160,981           --
         Provision for reserve for inventory
           obsolesence                                   85,000           --
         Deferred income taxes                          (16,000)        16,000

  Changes in Assets and Liabilities:
      Accounts receivable, net                           36,625       (525,549)
      Inventory                                         410,061     (2,021,955)
      Prepaid expenses                                 (152,022)       (10,207)
      Income tax refund receivable                      167,694         91,753
      Deposits and other                                  8,378         15,625
      Accounts payable                                 (461,227)        44,272
      Accrued liabilities                               206,029        (11,022)
                                                    -----------    -----------

                                                      3,404,249     (1,810,118)
                                                    -----------    -----------

Net cash used by operating activities               $(1,214,993)   $(1,754,951)
                                                    ===========    ===========







                  The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           ORGANIC FOOD PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies, Nature of Operations and Use of
     Estimates:

     Nature of Operations:

     Organic Food Products, Inc. ("OFPI" or the "Company") is a California corporation incorporated on July 7, 1987. The principal business purpose of the Company is the production and distribution of organic food products throughout the United States.

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

     Stock-Based Compensation:

     Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" established a fair value method of Accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. SFAS 123 encourages, but does not require companies to record compensation cost for stock-based employee compensation. The Company has chosen to continue to account for employee stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees."

     Accordingly, compensation cost for employee stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Options granted to non-employees are recorded at the estimated fair value of the option granted over the service period. Pro forma disclosure of net income and earnings per share is provided as if the Company had elected the fair value method of accounting for all stock-based compensation awards.

     Accounts Receivable and Allowances

     The Company provides allowances for estimated credit losses, product returns, spoilage, and other manufacturer charge back adjustments (for advertising allowances, etc.) at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts.

                          ORGANIC FOOD PRODUCTS, INC.
                   NOTES TO FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued):

     The allowances are based on reviews of loss, return, spoilage, adjustment history, contractual relationships with customers, current economic conditions, and other factors that deserve recognition in estimating potential losses. While management uses the best information available in making its determination, the ultimate recovery of recorded accounts, notes, and other receivables is also dependent on future economic and other conditions that may be beyond management's control.

     Inventory:

     Inventory is stated at the lower of cost, first-in, first-out method or market.

     Earnings Per Share:

     In February 1997, the financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, which supersedes APB No. 15, the existing authoritative guidance. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997, and requires restatement of all prior-period earnings per share data presented. The new statement modifies the calculations of primary and fully diluted earnings per share and replaces them with basic and diluted earnings per share. Basic earnings per share is computed by dividing income or loss available to common shareholders by the weighted average number of shares actually outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Because of losses in 1998, the decline in market price below the exercise price of certain options and warrants, and differences of less than $.01 per share due to certain other options and warrants, other potentially dilutive securities are either anti-dilutive or have no effect. Accordingly, calculations under the new standard, which was adopted in the quarter ended December 31, 1997 were the same as those under the prior method.

     Income Taxes:

     The Company accounts for corporate income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the book carrying amounts and the tax basis of assets and liabilities. Future tax benefits are subject to a valuation allowance to the extent of the likelihood that the deferred tax assets may not be realized.

                          ORGANIC FOOD PRODUCTS, INC.
                   NOTES TO FINANCIAL STATEMENTS (Continued)


     Revenue Recognition:

     The Company recognizes revenues through sales of products primarily to grocery and club store chains. Sales are recorded when goods are shipped for most customers and upon delivery to retail locations for the Direct Store Delivery program. Potential returns, adjustments and spoilage allowances are provided for in accounts receivable allowances and accruals.

     Fixed Assets:

     Fixed Assets are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred.

     Goodwill:

     Goodwill represents the excess of the cost of companies or operations acquired over the fair value of their net assets at the date of acquisition, and is amortized on the straight-line method over the estimated period of benefit, generally 15 years. Amortization expense charged to operations for the year ended June 30, 1998 and 1997 was $135,194 and $94,887. The Company evaluates the estimated net realizable value of its goodwill at each balance sheet date, and records write-downs if the net book value exceeds net realizable value (see also "Long Lived Assets").

     Long-Lived Assets:

     Long-lived assets, including fixed assets, goodwill, and other intangible assets, are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, or whenever management has committed to a plan to dispose of the assets. Such assets are carried at the lower of book value or fair value as estimated by management based on appraisals, current market value, and comparable sales value, as appropriate. Assets to be held and used affected by such impairment loss are depreciated or amortized at their new carrying amount over the remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. In determining whether an impairment exists, the company uses undiscounted future cash flows compared to the carrying value of assets.

     Fair Value of Financial Instruments:

     The Company's notes payable approximate fair value based on rates currently available from the bank for debt with similar terms and maturities. The fair value of notes payable - related parties approximates the book value due to shortness of the remaining term. The fair value of the Company's commitments to purchase inventory is based on current market prices available to the Company. The carrying amounts of accounts receivable approximate fair value because of the short maturity of these items.

                           ORGANIC FOOD PRODUCTS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)



     Other New Accounting Pronouncements:

     During 1997,  the Financial  Accounting  Standards  Board released SFAS No.
     130, Reporting Comprehensive Income. SFAS 130, which is effective for fiscal years beginning after December 15, 1997, establishes standards for reporting and display of comprehensive income and its components in the entity's financial statements. The objective of SFAS 130 is to report a measure of all changes in the equity of an enterprise that result from transactions and other economic events of the period. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS 130 does not address issues of recognition or measurement for comprehensive income and its components and, therefore, it will not have an impact on the financial condition or results of the Company upon adoption.

     The Financial Accounting Standards Board also recently released SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This Statement, which is also effective for fiscal years beginning after December 15, 1997, requires reporting of financial and descriptive information about reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company believes it operates in only one business segment, production and distribution of processed organic foods, and has already substantially complied with any additional disclosure requirements. SFAS 131 does not address issues of recognition or measurement in the basic financial statements, and thus will have no impact on the Company's financial condition or results of operation upon adoption.

2.    Inventory:

      As of June 30, 1998, inventory consisted of the following:
            Raw materials                                            $1,513,659
                  Finished goods                                      2,305,327
                                                                      3,818,986
                  Less: reserve for obsolete inventory                 (125,000)
                                                                     ----------
                                                                     $3,693,986
                                                                     ==========
3.   Related Party Transactions:

     Advances to Shareholder:

     As of June 30, 1997, the Company had advanced $168,000 to a shareholder in accordance with an employment agreement. The advance was unsecured, non-interest bearing, and considered short-term in nature. As of June 30, 1998, this agreement was eliminated and future payments were discontinued.

                           ORGANIC FOOD PRODUCTS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


     The balance of the non-interest bearing note ($168,000) was written off at June 30, 1998.

     Notes Payable - Related Parties:

     At June 30, 1998, notes payable - related parties, consist of the following:

     Two (2) 6% interest bearing notes payable for $248,619 to two (2) corporate shareholders, with monthly payments of $20,000, including principal and interest until paid in full; unsecured and subordinated to other secured
     parties.                                                          $497,238
                                                                        ========
A schedule of future minimum principal payments due on notes payable outstanding at June 30, 1998, is as follows:

                   Year Ending
                     June 30,                     Amount
                   -----------                   --------
                      1999                       $462,754
                      2000                         34,484
                                                 --------
                                                 $497,238
                                                 ========

Organic Ingredients, Inc. ("OGI"), a company 50% owned by Mr. Battendieri, the Company's President, supplies certain organic ingredients used primarily in the Company's fruit juice products. Total purchases from OGI amounted to $564,450 during fiscal year 1998. The price of, and terms for, the ingredients are fair, reasonable and consistent with prices and terms which would be available to the Company from third parties.

Management Services Contract:

In April 1998, the Company contracted for management services from Global Natural Brands, Inc. (Global). Under the contract, Global provides the services of four individuals to fill the offices of Chief Executive Officer, Chief Financial Officer, Vice President - Sales & Distribution and Vice President Marketing for a four-year period ending June 30, 2002. The contract provides for minimum annual cash payments to Global of $300,000, with escalations based on certain earnings performance and acquisition attainment conditions. In addition, up to 1,808,784 options to purchase the Company's Common Stock may vest over a total of four years based on certain stock price and earnings improvement performance conditions. Each set of vested options, with an exercise price of $2.25, expires four years after date of vesting. (See Note 10). Upon any change in ownership interest of more than 50% of the capital stock of the Company, the balance of the minimum annual cash payments for the remaining contractual period shall become due and payable and all stock options will vest immediately.

                           ORGANIC FOOD PRODUCTS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


Under the agreement, $154,135 in management fees and related relocation expenses was incurred during the year ended June 30, 1998. Additionally, Global also agreed to reimburse the Company $50,000 in costs related to a failed acquisition of an unrelated third party during the year ended June 30, 1998.

4. Fixed Assets and Goodwill:

A summary of fixed assets at June 30, 1998 is as follows:

                                                  Estimated
                                                 Useful Life


      Computer software and equipment             5 years         $   53,750
      Leasehold improvements                      7 years            182,994
      Machinery and equipment                  7-20 years          1,036,259
      Office equipment                            5 years             52,500
      Printing plates                             7 years             28,998
      Vehicles                                    5 years             19,542
                                                                   1,373,863
                                                                   ---------
      Accumulated depreciation                                      (110,856)
                                                                   ---------
                                                                  $1,263,007
                                                                  ==========

During 1998, the Company determined that certain goodwill and fixed assets were impaired, based on estimations of expected undiscounted future cash flows from operations under current operating conditions. Discounted cash flow estimates under the same operating assumptions indicated that there may not be sufficient cash flows to recover the cost of the goodwill arising from the purchase of OFP, and accordingly, goodwill of $2,182,401 was written off. The related fixed assets were reduced by $240,024 to their fair value as estimated by appraisal from an independent third party. The resulting total $2,422,425 loss is included in "Loss on write-down of fixed assets and goodwill" in the accompanying statements of operations. The affected fixed assets will be depreciated at their new book basis over the remaining useful life. Unamortized goodwill of $923,156 relating to the February 1998 Sunny Farms acquisition (See Note 5) was not affected, and will be reevaluated in future years on an ongoing basis.

For the years ended June 30, 1998 and 1997, depreciation expense was $210,158 and $140,988,respectively.

5. Acquisition of Sunny Farms

In February, 1998, OFPI acquired the natural fruit juice and water bottling operations of Sunny Farms Corporation for a total of $971,171 in cash (including costs of acquisition) and assumption of debt, and the issuance of Common Stock

                           ORGANIC FOOD PRODUCTS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


of the Company valued at $1,700,000. Of the total purchase price, $850,000 of the Common Stock portion is contingent upon certain performance conditions over the first year after acquisition and, accordingly, has not yet been recorded.

The $963,822 excess of the remaining purchase price over identified inventory and fixed assets of approximately $857,000 was accounted for as goodwill.

The agreement was accounted for as a purchase and, accordingly, the results of the Sunny Farms operations are included from February 11, 1998 forward. Pro forma unaudited estimated results of operations as if the acquisition had been made effective July 1, 1996, beginning of the first period presented, are as follows:
                                         Year ended June 30,
                                       1998              1997
                                    -----------       -----------
Revenues                            $15,486,000       $18,498,000

Net loss                             (5,059,000)       (1,061,000)

Loss per share                      $      (.75)      $      (.18)

Only the basic shares  issued in February  1998 not subject to forfeit (see Note
9) are included in the above pro forma computations of loss per share.

6.   Notes Payable:

     At June 30, 1998 notes payable consist of the following:

     Revolving line of credit with Wells
     Fargo Bank for $1,000,000, interest
     at the  bank's  prime  rate plus 1%
     per annum (9.5% at June 30,  1998),
     interest    due    monthly,    with
     principal  balance  due in  full in
     October,  1998;  collateralized  by
     various corporate assets.  Replaced
     subsequent  to year end  (See  Note
     (1) below.                                                     $   874,853

     Interest-bearing  note  payable  to
     Deere Park Capital  Management a 1%
     per month.                                                         100,000

     Other                                                               17,736
                                                                     ----------
                                                                     $  992,589
                                                                     ==========

     (1) On October 9, 1998, a new financing agreement with Finova Capital Corporation was signed for a prime plus 2.5% $3,000,000 revolving line Of credit to be secured by inventory and receivables, as well as a $500,000 equipment line.

                           ORGANIC FOOD PRODUCTS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


7.   Commitments:

     Inventory Purchases:

     The Company is committed to purchase raw materials over the next year at contracted prices. At June 30, 1998, these future committed purchases aggregated approximately $1,846,000 based on the contracted prices. The Company has no other material future commitments.

     Lease Obligations:

     The Company leases office, warehouse and production space in Morgan Hill, California under a non-cancellable operating lease agreement, expiring April, 2003. Rent expense under this lease agreement for the years ended June 30, 1998 and 1997 was $102,590 and $78,732 respectively.

     A schedule of future minimum lease payments due under the non-cancellable operating leases at June 30, 1998, is as follows:


                    Year
                   Ending
                   ------
                    1999                                $  83,585
                    2000                                   83,545
                    2001                                   85,820
                    2002                                   88,395
                 Subsequent                                60,097
                                                       ----------

                                                       $  401,442
                                                       ==========
     Employment Contracts:

     The Company entered into employment contracts with two (2) key employees. The contracts were to expire through July, 1999 and provide for minimum annual salaries, adjusted for cost-of-living changes, and incentives based on the Company's attainment of specified levels of sales and earnings. As of June 30, 1998, contracts were terminated by mutual agreement and approximately $167,000 still due under one of the contracts has been accrued.

     In connection with the Sunny Farms acquisition (see Note 5), the Company entered into employment agreements with two former employees of Sunny Farms. The agreements expire in February, 2000 and provide for payments of the remaining base salaries (aggregating approximately $12,000 per month) in the event of termination other than for cause or resignation of the employee (s).

                           ORGANIC FOOD PRODUCTS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


8.   Significant Concentrations:

     For the years ended June 30, 1998 and 1997, the Company had one customer which accounted for approximately seventeen percent (17%) and twenty-one percent (21%), respectively, of the total sales volume. At June 30, 1998 and 1997, the amounts due from the customer included in accounts receivable were $128,662 and $374,591, respectively.

     For the year ended June 30, 1998, the Company had one supplier which accounted for an aggregate of approximately twenty percent (20%) of the total purchases. For the year ended June 30, 1997, the Company had one (1) supplier which accounted for approximately thirty-one percent (31%) of the total purchases. At June 30, 1998 and 1997, the amounts due to these suppliers included in accounts payable were $84,022 and $473,658, respectively. The Company believes that other suppliers are available who could provide product at similar prices and terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

9.   Shareholders' Equity:

     Common Stock:

     The Company completed a private placement offering during the year ended June 30, 1997 at a gross price of $2.50 per share. The proceeds from the offering of 823,500 shares were $1,718,288, net of costs of $340,462.

     The Company completed its initial public offering of 1,495,000 shares of its no par value common stock at a price of $4.00 per share sold (including 195,000 underwriters over-allotment shares at $3.60 per share) under its Registration Statement and Prospectus dated August 8, 1997. Gross proceeds of approximately $5,900,000 were received by the Company.

     In connection with the management contract discussed in Note 3, Global purchased a total of 222,222 shares of the Company's Common Stock in June, 1998 for $500,000, and has committed to invest an additional $500,000 before the earlier of 30 days after completion of an acquisition transaction (as defined) or April 15, 1999. The agreement targeted the value of the purchases at $2.50 per share. OFPI committed to issue additional shares to bring the market value of the shares issued back to the purchase amount if the market value of the Common Stock was less than $2.50 per share for the average of the closing prices on specified trading dates in August and September, 1998 (with a minimum assigned value of $2.25 per share). Under this provision, the Company issued 22,222 additional shares in connection with the first $500,000 purchase, and will issue 222,222 shares in total for the second purchase. The additional shares related to the first purchase are treated as if they were outstanding since the June, 1998 date of sale of the initial related shares.

                           ORGANIC FOOD PRODUCTS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


     In connection with the February, 1998 Sunny Farms acquisition, the Company issued a total of 425,000 shares at $4.00 per share, of which 212,500 were placed in escrow. The release of the escrowed shares is contingent on the attainment of certain future performance conditions.

     The agreement also provided for issuance of additional shares if the market price of the Company's shares was not at least $4.00 per share for the average of the closing prices on specified trading dates in August, 1998 (with a minimum assigned value of $3.00 per share).

     As a result of the market price guarantee, the Company issued an additional 166,667 shares (of which 83,333 shares are held in escrow) in connection with the purchase. The additional shares not subject to forfeiture are treated as if they were outstanding for the entire period since the Sunny Farms acquisition date.

10.  Stock Options and Warrants:
     Options:

     The Company has a stock option plan pursuant to which options to purchase shares of the Company's common stock may be granted to employees and directors. The plan provides that the option price shall not be less than the fair market value of the shares on the date of grant, and that the options expire ten years after grant. Options generally vest ratably over four or five year periods for employees, and up to two years for directors. At June 30, 1998, there were 625,000 shares reserved for options to be granted under the plan.

The following table shows activity in outstanding options during 1998 and 1997:

                                           1998                    1997
                                  ---------------------    --------------------
                                                                       Weighted
                                                 Averge               Average
                                                Exercise              Exercise
                                     Shares      Price     Shares      Price

Outstanding, beginning of year      625,000     $ 2.11     483,000     $ 2.00
Granted - employees and directors    40,000     $ 3.34     142,000     $ 2.50
Granted - management services     1,808,784     $ 2.25        -           -
Canceled or Expired                (131,000)    $ 2.50        -           -
Outstanding, end of year          2,342,784     $ 2.26     625,000     $ 2.11
                                  =========     ======     =======     ======
Options exercisable at year end     283,000     $ 2.00     311,000     $ 2.10
                                  =========     ======     =======     ======
Weighted average fair value of options
 granted during the year - employee
 and director shares only                       $ 1.75                  $ 0.29
                                                ======                  ======

                           ORGANIC FOOD PRODUCTS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


The following table shows information for options outstanding or exercisable as of June 30, 1998:

                                            Outstanding                   Exercisable
                                              Weighted                      Weighted
                                               Average                       Average
                                              Remaining  Average            Remaining Average
                                            Contractual Exercise           Contractual Exercise
                                  Shares       Life      Price      Shares     Life    Price
                                ---------   ----------  -------     ------- ---------  --------
Range of Exercise Prices
$2.00 to $2.99                  2,302,724       6.6      $ 2.24     283,000     6.8    $ 2.00
$3.00 to $3.34                     40,000      10.0      $ 3.34        -         -         -
                                ---------      ----      ------     -------     ---    ------
                                2,342,724       6.3      $ 2.26     283,000     6.8    $ 2.00
                                =========      ====      ======     =======     ===    ======


In 1998, the Company also granted options for 1,808,784 shares at $2.25 per share to the management company providing executive management services (see
Note 3). The options vest over a four year period beginning April 15, 1998, and are exercisable for four years after vesting. Vesting of each year's options is dependent upon performance conditions relating to improvement in earnings and share price for which targets are to be established yearly. The fair value of the options will be recorded as expense upon attainment or probability of attainment of the performance target over the service period. However, as of June 30, 1998, no such targets have been set by OFPI and the management company, and, accordingly, no amounts have been included in expense.

All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income(loss) and earnings (loss) per share for the years ended June 30, 1998 and 1997, would have been adjusted to the pro forma amounts presented below:

                                          June 30,               June 30,
                                           1998                   1997
                                           ----                   ----

        Net income (loss)
          As reported                   $(4,619,233)           $   55,167
          Pro forma                     $(4,622,802)           $   13,987

        Earnings (loss) per share
          As reported                   $ (.69)                $      .01
          Pro forma                     $ (.69)                $       -

                           ORGANIC FOOD PRODUCTS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


The fair value of option grants are estimated on the date of grant utilizing the Black-Scholes option-pricing model, with the following assumptions for grants in the years ended June 30, 1998 and 1997, respectively: expected life of five years, expected volatility of 50.4% and 14.4%, risk-free interest rates of 5.6% and 8%, and no dividend yield. The fair value at date of grant for director and employee options for 1998 and 1997 approximated $1.75 and $.29 per share, respectively. The fair value of the 1998 management company options, estimated as of September 23,1998, the date of this report, approximated $.50 per share.

Warrants:

The Company issued warrants to an underwriter in connection with a private placement offering in 1995. As of June 30, 1998, 150,000 warrants were outstanding at exercise prices of $2.00 per share, expiring on December 31, 2002.

In addition, the Company issued warrants to individuals in connection with various ten percent (10%) promissory note agreements in 1997. As of June 30, 1998, 200,666 warrants were outstanding at exercise prices of $3.00 per share, expiring on December 31, 1999.

In connection with its August, 1997 IPO, the Company issued 130,000 warrants to purchase shares of common stock at $4.80 per share, expiring in August, 2002. Also in 1998, the Company issued warrants at $2.625 per share expiring in February, 2003 in exchange for services related to the Sunny Farms acquisition. (See Note 5).

11.  Income Taxes and Deferred Income Taxes:

     A reconciliation of the Federal statutory rate to the tax provision of the corresponding years is as follows:


                                                    1998               1997
                                                 ----------         ----------
         Tax benefit (expense) at effective
           Federal statutory rate                $1,564,800         $   (8,800)

         Non deductible expense                     (10,900)            (2,600)

         Valuation limitation on deferred
           tax assets                            (1,749,600)               -

         State income taxe expense (benefit),
           net of Federal effect                    210,900             (4,600)
                                                   ----------       ----------
                                                   $ 15,200         $  (16,000)
                                                   ==========       ==========

                           ORGANIC FOOD PRODUCTS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


Deferred tax assets at June 30, 1998 are as follows:

              Net operating losses                        $   888,200
              Goodwill amortization and
                  write-down                                  712,700
              Depreciation and fixed asset
                  write-down                                   11,900
              Allowances against receivables                  110,300
              State income taxes, net of Federal
                  benefits                                    234,000
              Other                                            42,700
                                                           ----------
              Total                                         1,999,800
              Valuation allowance                          (1,999,800)
                                                           ----------
              Net                                          $    --
                                                           ===========

     Since the Company could not determine it was more likely than not that the deferred tax assets would be realized, a 100% valuation allowance has been provided.

     At June 30, 1998, the Company had Federal and state net operating loss carryforwards available to offset future Federal and state taxable income, in the approximate amounts of $2,612,000 and $1,426,000, expiring through June 30, 2013 and 2003, respectively. Should the Company's ownership change by more than 50%, the annual amount of net operating loss carryforward, available for future use would be limited.

                           ORGANIC FOOD PRODUCTS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


12.  Statements of Cash Flows:

     Non-Cash Investing and Financing Activities:


     The Company recognized investing and financing activities that affected assets and liabilities, but did not result in cash receipts or payments. These non-cash activities are as follows:

                                                       Year Ended   Year Ended
                                                        June 30      June 30
                                                         1998          1997

             Write-off of goodwill                    $2,182,401          --

    Issuance of stock for a portion of Sunny
               Farms acquisition                        $850,000          --

             Deferred offering costs charged to         $421,338          --
               Shareholder's equity

             Write-down of fixed assets                 $240,024          --

             Stock issued for director expenses          $34,401       $14,157

    Inventory financed  through the issuance
               of a note payable                            --        $222,523

             Asset additions financed through the
               issuance of notes payable                    --        $141,186

             Interest imputed on a  discounted  note
               payable                                      --        $118,410

             Asset additions financed through capital
               lease obligations                            --        $ 23,752

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     On June 18, 1998 Organic Food Products, Inc. (the "Company") elected to terminate its relationship with Semple & Cooper, LLP, as the Company's independent public accountants. Semple & Cooper's reports on the financial statements for the past two years (1) did not contain an adverse opinion or a disclaimer opinion, (2) nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

     On July 17, 1998, the Company appointed BDO Seidman, LLP, as its independent auditor. The Company did not consult with BDO with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit report that might be rendered on the Company's financial statements, nor did the Company consult with BDO regarding the subject of any disagreement with its former independent public accountants or with respect to any events required to be reported pursuant to paragraph
(a)(1)(v) or Item 304 with respect to such former independent accountants.

     The decision to change accountants was approved by the audit committee of the Company.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

Directors and Executive Officers

     The name, age, position, and term of office of each of the Company's executive officers and directors are set forth below:
                                                                      Held
                                                                     Position
      Name                  Age             Position                  Since
      ----                  ---             --------                 --------
James F. Swallow             54        Chief Executive Officer
                                       and Director                    1998
David J. O'Gorman            49        Chief Financial Officer         1998
John Battendieri             51        Director                        1996
Kenneth A. Steel Jr. (1)     40        Director                        1996
Charles B. Bonner (1) (2)    56        Director                        1996
Charles R. Dyer (2)          54        Director                        1996

-----------------

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

Background

     The following is a summary of the business experience of each executive officer and director of the Company for at least the last five years:

     James F. Swallow is the former Chief Operating Officer of Select Beverages, Inc., 1995-1997, and former managing director of Swedish operations for A.T. Kearney, a global management consultant, 1993-1994. He has also been a manager of the Chicago branch of Sonoco Products Company, 1978-1980, and has held operations management positions with Proctor & Gamble, 1975-1978. He has a BS in general engineering from the U.S. Air Force Academy and an MBA from California State University.

     David J. O'Gorman is a former Senior Vice President, Finance and Administration & Chief Financial Officer of the Chicago Mercantile Exchange, 1983-1993. In addition, he was one of the founding staff members of the Chicago Board Options Exchange, 1972-1979, where he served as Treasurer. He also served as the Vice President of Operations and Chief Financial Officer for the New York Futures Exchange, 1979-1982. He received degrees in Accounting and Finance from Southern Illinois University.

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

ITEM 10. EXECUTIVE COMPENSATION
--------------------------------

     The following table discloses compensation paid to certain of the Company's executive officer for the year's ended June 30, 1998 and 1997:


                                                              All Other
Name and Principal                                            Options/
 Position                           Year       Salary $       SARS (#)      Compensation ($)
 --------                           ----      ----------      --------      ----------------

James F. Swallow                    1998      $      1(3)     1,808,784(3)
 Chief Executive Officer

Floyd R. Hill                       1998      $123,000
 Chief Executive Officer            1997      $110,000          200,000(1)

John Battendieri                    1998      $110,000                         $168,000 (2)
 President                          1997      $110,000                         $250,000 (2)


(1)  See "1995 Stock Option Plan" and Item 11


(2) Represents the assumption of a $250,000 obligation due from OFP to Mr. Battendieri, which was assumed and paid by the Company in connection with the OFP merger.

(3) Mr. Swallow is an employee of Global Natural Brands Ltd. (Global), which provides executive management services to the Company (see Item 12. Certain Relationships and Related Transactions). During 1998, the Company incurred $154,135 in management fees and expenses with Global. The agreement with Global provides for the grant of up to 1,808,784 options subject to certain performance conditions. The options are attributed to Mr. Swallow beneficially through his ownership interest in Global.

Mr. Hill was initially granted stock options to purchase 200,000 shares of Common Stock at $2.00 per share in connection with his November, 1995 employment with the Company, all of which are fully vested. Subsequently, as a part of his July, 1996 employment agreement, Mr. Hill was issued stock options to purchase an additional 200,000 shares of the Company's Common Stock at $2.50 per share exercisable until July, 2003, all of which have vested. Mr. Hill's agreement was renegotiated on February 19, 1998 at which time he resigned as Chief Executive Officer. Subsequent to that renegotiation, Mr. Hill left the Company and amounts due under the February 19th agreement have been accrued at year end.

Upon completion of the merger with OFPI, the Company and Mr. Battendieri (OFP's then President and currently the Company's OFPI's President) entered into a three-year employment agreement expiring June, 1999, which provides for an annual salary of $110,000. The contract originally called for non-interest bearing loans of $7,000 per month during the full term of the employment agreement repayable the earlier of August 11, 1999 or upon termination of the employment agreement. As of June 30, 1998, the aggregate $168,000 loaned to Mr. Battendieri under the agreement was forgiven by the Company. The Company agreed to the loan arrangement as a negotiated part of its merger with OFP.

     The Company's nonsalaried directors do not receive any cash compensation as directors, although they are reimbursed for out-of-pocket expenses in attending Board of Directors' meetings. They have also been granted an aggregate of 100,000 stock options under the Company's 1995 Stock Option Plan exercisable at prices of $2.00 to $2.50 per share.

1995 Stock Option Plan

     In November, 1995, the Company adopted a stock option plan (the "Plan") which provides for the grant of stock options intended to qualify as "incentive stock options" or "nonqualified stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986 (the "Code"). Incentive stock options are issuable only to eligible officers, directors and key employees of the Company.

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

No stock options may be transferred by an optionee other than by will or the laws of descent and distribution and, during the lifetime of an optionee, the option may only be exercisable by the optionee. Stock options may be exercised only if the option holder remains continuously associated with the Company from the date of grant to the date of exercise. Stock options under the Plan must be granted within ten years from the effective date of the Plan. The exercise date of a stock option granted under the Plan cannot be later than ten years from the date of grant. Any options that expire unexercised or that terminate upon an optionee's ceasing to be employed by the Company become available once again for issuance. Shares issued upon exercise of an option will rank equally with other shares then outstanding.

     As of June 30, 1998, 534,000 stock options were outstanding under the plan for officers, directors and employees (400,000 for executive officers and directors) at exercise prices of $2.00 to $3.34 per share.

Option Grants in Last Fiscal Year

     The following table sets forth the options granted to the executive officer named below for the year ended June 30, 1998. During the year, there were no exercises of stock options by the executive officers named below:

                             INDIVIDUAL GRANTS
                  ----------------------------------------------    Potential
                    Number         % of Total                        Realizable
                  Of Securities      Options                    Value on 6/30/98
                   Underlying        Granted  Exercise               Alternative
                     Options      to Employees or Base Expiration    Grant Date
                     Granted        in 1998     Price     Date          Value
                     -------        -------     -----     ----          -----

James F. Swallow  1,808,784 (1)     N/A (2)    $2.25    Variable (3)    N/A (4)

(1) Includes options granted to Global, attributed to Mr. Swallow through his partial ownership of Global.

(2) These options are granted to Global, a management company, and not to individual employees.

(3) Options vest only upon attainment of certain performance conditions over a four year period beginning April 15, 1998. Each batch of options that actually vests will expire four years after vesting.

(4) Options will be measured upon actual attainment of the performance conditions, which correspond to the vesting dates (first vesting date April 15, 1999).

Aggregated  option  exercises  in last  fiscal  year and fiscal  year end option values:
                  Number of Securities            Value of Unexercised
                 Underlying Unexercisable            In-the-money
                 Options at June 30, 1998        Options at June 30, 1998
                 -------------------------       -------------------------
   Name          Exercisable Unexercisable       Exercisable Unexercisable
   ----          ----------- -------------       ----------- -------------

James F. Swallow           0    1,808,784                 0   $2,030,282
Floyd R. Hill        300,000            0          $287,500            0

(1) Includes 1,808,784 shares granted to Global, and attributed to Mr. Swallow through his partial ownership of Global.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The following table sets forth information concerning the holdings of Common Stock by each person who, as of the date June 30, 1998, holds of record or is known by the Company to hold beneficially or of record, more than 5% of the Company's Common Stock, by each director, and by all directors and executive officers as a group. All shares are owned beneficially and of record. The address of all persons (unless otherwise noted in the footnotes below) is in care of the Company at 550 Monterey Road, Morgan Hill, California.

   Name                           Amount of Ownership           Percent of Class
   ----                           -------------------           ----------------
   Floyd R. Hill(1)                     451,200                      5.5
   John Battendieri                   2,102,499                     25.9
   Kenneth A. Steel(2)                  380,019                      4.6
   Charles B. Bonner(3)                  25,000                       *
   Charles R. Dyer(4)                    47,000                       *
   Dean E. Nicholson                    450,000                      5.5
   Steven A. Reedy                      450,000                      5.5
   James F. Swallow (5)                 222,222                      2.7
   All officers and directors
   as a group (6 persons)
   (2)(3)(4)(5)(6)                    2,776,740                     34.1
-------
*    Less than 1%

(1) Includes options to purchase 200,000 shares of Common Stock at $2.00 per share and 100,000 shares of Common Stock at $2.50 per share granted under the 1995 Stock Option Plan.

(2) Includes options to purchase 30,000 shares of Common Stock at $2.00 per share and 20,000 shares of Common Stock at $2.50 per share granted under the 1995 Stock Option Plan. Includes 25,328 warrants owned by Mr. Steel and an additional 25,328 owned beneficially by Mr. Steel belonging to his brother, Robert Steel, to purchase Common Stock at $2.625 per share.

(3) Includes stock options to purchase 20,000 shares of Common Stock at $2.00 per share and 20,000 shares of Common Stock at $2.50 per share granted under the 1995 Stock Option Plan.

(4) Includes stock options to purchase 25,000 shares of Common Stock at $2.50 per share granted through the 1995 Stock Option Plan.

(5) Includes 222,222 shares beneficially owned by Mr. Swallow through his ownership in Global Natural Brands, Ltd. (Global). Does not include 1,808,784 option granted to Global which are subject to performance requirements and have not vested.

(6) Includes 222,222 shares owned beneficially by executive officers Mr. Swallow, and Mr. David O'Gorman, and by Mr. Ronald B. Balsbaugh, Mr. J. Bradley Barbeau, and through their ownership of Global.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     In April 1998, the Company contracted for management services from Global Natural Brands, Inc. (Global). Under the contract, Global provides the services of four individuals to fill the offices of Chief Executive Officer, Chief Financial Officer, Vice President - Sales & Distribution and Vice President marketing. The contract provides for minimum annual cash payments to Global of $300,000, with escalations based on certain earnings performance and acquisition attainment conditions. In addition, up to 1,808,784 options to purchase the Company's Common Stock may vest over a total of five years based on certain stock price and earnings improvement performance conditions. Each set of vested options, with an exercise price of $2.25, expires four years after date of vesting. Upon any change in ownership interest of more than 50% of the capital stock of the Company, the balance of the minimum annual cash payments for the remaining contractual period shall become due and payable and all stock options will vest immediately.(See Note 10 to the financial statements).

     In connection with the agreement, Global purchased 222,222 shares of the Company's Common Stock in June 1998 for $500,000, and has committed to invest an additional $500,000 before the earlier of 30 days after completion of an acquisition transaction (as defined) or April 15, 1999. The agreement targeted the value of the purchases at $2.50 per share. OFPI committed to issue additional shares to bring the market value of the shares issued back to the purchase amount if the market value of the Common Stock is less than $2.50 per share for the average of the closing prices for the 20 trading days after August 11, 1998, the end of the lock-up period related to the private and public sale of securities held by Sentra Securities Corporation in connection with the Company's 1997 IPO (with a minimum assigned value of $2.25 per share). Under this provision, the Company issued 22,222 additional shares in connection with the first $500,000 purchase, and will issue 222,222 shares in total for the second purchase.

     Under the terms of Mr. Battendieri's June, 1996 employment agreement, the Company was required to advance to Mr. Battendieri non-interest bearing loans of $7,000 per month during the full term of his employment agreement, which expires in June 1999. As of June 30, 1998, this portion of the agreement was eliminated and future payments were discontinued. The balance of the non-interest bearing note ($168,000) was written off effective June 30, 1998.

     Organic Ingredients, Inc. ("OGI"), a company 50% owned by Mr. Battendieri, the Company's President, supplies certain organic ingredients used primarily in the Company's fruit juice products. Total purchases from OGI amounted to $564,450 during fiscal year 1998. The price of, and terms for, the ingredients are fair, reasonable and consistent with prices and terms which would be available to the Company from third parties.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------
     (a) Exhibits:

Exhibit No.     Title
-----------     -----

      1.01      Form of Underwriting Agreement (1)
      1.02      Form of Selected Dealer Agreement (1)
      1.03      Form of Representatives' Warrant (1)
      1.04      Form of Amended Underwriting Agreement (1)
      1.05      Form of Amended Selected Dealer Agreement (1)
      1.06      Form of Amended Representatives' Warrant (1)
      1.07      Form of Lock-Up Agreement (1)
      2.01 January 21, 1998 Agreement of Purchase and Sale of Assets between the Registrant and Sunny Farms Corporation (2)
      2.02 February 10, 1998 Amendment to Agreement of Purchase and Sale of Assets between the Registrant and Sunny Farms Corporation (2)
      3.01      Articles of Incorporation of the Registrant, as amended (1)
      3.02      Bylaws of the Registrant (1)
     10.01      1995 Employee Stock Option Plan (1)
     10.02      Office and Warehouse Lease (Morgan Hill, California) (1)
     10.03      Employment Agreement with Mr. Hill (1)
     10.04      Employment Agreement with Mr. Battendieri (1)
     10.05 Merger Agreement between the Registrant (Garden Valley Naturals, Inc.) And Organic Food Products, Inc. (1)
     10.06      Loan Agreement with Mr. Steel (1)
     10.07      Stock Redemption Agreement with Messrs. Nicholson and Reedy (1)
     10.08      Settlement Agreement with Mr. Nicholson (1)
     10.09      First Amendment to Stock Redemption Agreement (1)
     10.10      Amendment to Promissory Notes issued to Messrs. Nicholson and
                Reedy (1)
     10.11 Form of Subscription Agreement, Promissory Note and Warrant for Bridge Loan (1)
     10.12 Management Services Agreement between the Registrant and Global Natural Brands, Ltd., effective April 15, 1998 (3)
     10.13      1995 Stock Option Plan (4)
     10.14      Incentive Stock Option Agreement (4)
     10.15      Non-qualified Stock Option Agreement (4)
     27.01      Financial Data Schedule (1)


(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, File No. 333-22997, declared effective on August 11, 1997.

(2) Incorporated by reference to exhibits filed with the Registrant's Form 8-K on February 25, 1998.

(3) Incorporated by reference to exhibits filed with the Registrant's Form 8-K on May 19, 1998.

(4) Incorporated by reference to exhibits filed with the Registrant's Form S-8 on August 26, 1998.

     (b) Reports on Form 8-K during the quarter ended June 30, 1998:

- Report on Form 8-K/A filed on April 27, 1998 to report pro forma financial information and file financial statements required under Item 7 (related to the February 25, 1998 Form 8-K which reported the acquisition of certain assets of Sunny Farms Corporation).

- Report on Form 8-K filed on May 19, 1998 which reported the signing of a management services agreement with Global Natural Brands, Ltd.

- Report on Form 8-K filed June 22, 1998 to report the termination of the Company's relationship with Semple & Cooper, LLP, the Company's Certifying Accountants (a form 8-K/A was subsequently filed July 23, 1998 to report the appointment of BDO Seidman, LLP, as the Company's new Certifying Accountants).

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Morgan Hill, California, on October 8, 1997.

                                   ORGANIC FOOD PRODUCTS, INC.



                                   By: /s/ David J. O'Gorman
                                      ------------------------------------------
                                      David J. O'Gorman
                                      Chief Financial Officer

     Pursuant to the requirements of the Securities Act of 1933, as amended, this Report has been signed below by the following persons on the dates indicated.

         Signature                       Title                        Date
         ---------                       -----                        ----


/s/ James F. Swallow             Chief Executive Officer         October 7, 1998
- -----------------------------    and Director
James F. Swallow

/s/ David J. O'Gorman            Chief Financial Officer         October 7, 1998
- -----------------------------
David J. O'Gorman

/s/ John Battendieri             Director                        October 7, 1998
- -----------------------------
John Battendieri

/s/ Kenneth A. Steel Jr.         Director                        October 7, 1998
- -----------------------------
Kenneth A. Steel, Jr.

/s/ Charles B. Bonner            Director                        October 7, 1998
- -----------------------------
Charles B. Bonner


/s/ Charles R. Dyer              Director                        October 7, 1998
- --------------------------------------------
Charles R. Dyer