Form 10QSB
period 1998-09-30
ORGANIC FOOD PRODUCTS INC
filed 1998-11-20
CIK 1034992

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ________________


                          Commission File No. 333-22997

                           ORGANIC FOOD PRODUCTS, INC.
                           ---------------------------
        (Exact name of small business issuer as specified in its Charter)

             California                                    94-3076294
             ----------                                    ----------
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
or organization)                                              Number)

550 Monterey Road, Suite B
Morgan Hill, California                                       95037
------------------------                                      -----
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 7,275,688 shares as of September 30, 1998.

Transitional Small Business Disclosure Format: Yes [  ]  No [ X ]

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

                           ORGANIC FOOD PRODUCTS, INC.
                                 BALANCE SHEETS

                                     ASSETS
                                                                    (Unaudited)
                                                                   September 30,
                                                                       1998
                                                                    -----------

Current Assets:
   Cash                                                             $   204,752
   Accounts receivable, net                                             903,222
   Inventory, net                                                     3,116,597
   Prepaid expenses                                                     183,298
   Related party receivable                                              87,670
                                                                    -----------

          Total Current Assets                                        4,495,539
                                                                    -----------

Property and Equipment:
   Computer software                                                     62,138
   Leasehold improvements                                               185,010
   Machinery and equipment                                            1,049,936
   Office equipment                                                      53,257
   Printing plates                                                       30,710
   Vehicles                                                              19,542
                                                                    -----------
                                                                      1,400,593
   Less: accumulated depreciation                                      (153,674)
                                                                    -----------

                                                                      1,246,919
                                                                    -----------
Other Assets:
   Deposits and other                                                    50,615
   Goodwill, net                                                        893,285
                                                                    -----------

                                                                        943,900
                                                                    -----------

        Total Assets                                                $ 6,686,358
                                                                    ===========


                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           ORGANIC FOOD PRODUCTS, INC.
                           BALANCE SHEETS (Continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                    (Unaudited)
                                                                   September 30,
                                                                        1998
                                                                    -----------
Current Liabilities:
   Notes and capitalized leases
     payable - current portion                                      $   890,037
   Notes payable - related parties -
     current portion                                                    534,564
   Accounts payable and accrued expenses -
     related parties                                                    363,078
   Accounts payable and accrued expenses                              1,916,545
   Accrued wages and taxes                                              236,393
   Accrued commissions                                                   31,411
                                                                    -----------

          Total Current Liabilities                                   3,972,028
                                                                    -----------
Long-Term Liabilities:
   Capital lease obligations - long-term
     portion                                                             12,049
                                                                    -----------
Shareholders' Equity:
   Common stock                                                       9,851,687
   Accumulated deficit                                               (7,149,406)
                                                                    -----------

                                                                      2,702,281
                                                                    -----------

       Total Liabilities and Shareholders' Equity                   $ 6,686,358
                                                                    ===========


                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           ORGANIC FOOD PRODUCTS, INC.
                            STATEMENTS OF OPERATIONS
(Unaudited)
                                                        Three Months Ended
                                                    September 30,  September 30,
                                                        1998           1997
                                                     -----------    -----------

Revenues                                             $ 2,841,874    $ 2,833,884

Cost of Goods Sold                                     2,405,648      1,869,692
                                                     -----------    -----------

Gross Profit                                             436,226        964,192
                                                     -----------    -----------

Sales and Marketing Expense                              805,607        705,451

General and Administrative Expenses                      730,273        177,721
                                                     -----------    -----------

                                                       1,535,880        883,172
                                                     -----------    -----------

Income (Loss) from Operations                         (1,099,654)        81,020

Interest Expense, Net                                    (31,840)       (26,265)

Other Income (Expense), Net                              (43,426)        10,275
                                                     -----------    -----------

Income (Loss) before Provision for Income Taxes       (1,174,920)        65,030

Provision for Income Tax Expense                            --           16,257
                                                     -----------    -----------

Net Income (Loss)                                    $(1,174,920)   $    48,773
                                                     ===========    ===========

Basic and Diluted Earnings
(Loss) per share                                     $      (.16)   $       .01
                                                     ===========    ===========

Weighted Average Number of Shares Outstanding          7,275,688      6,285,227
                                                     ===========    ===========




                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           ORGANIC FOOD PRODUCTS, INC.
                            STATEMENTS OF CASH FLOWS

                                                         Three Months Ended
                                                     September 30, September 30,
                                                         1998         1997
                                                    -------------  -------------
Increase (Decrease) in Cash:

 Net cash provided (used) by operating
 activities                                          $   292,355    $(1,354,305)
                                                     -----------    -----------

Cash flows for investing activities:
    Purchase of fixed assets                             (39,689)      (152,485)
    Advances to shareholder                                 --          (21,000)
    Cash received from sale of fixed assets                1,000         27,819
                                                     -----------    -----------

      Net cash used by investing activities              (38,689)      (145,666)
                                                     -----------    -----------

Cash flows from financing activities:
    Repayment of capital lease and notes payable         (90,499)    (1,827,059)
    Repayment of notes payable - related parties            --       (1,360,210)
    Proceeds from issuance of stock                         --        4,958,277
                                                     -----------    -----------

      Net cash provided by financing activities          (90,499)     1,771,008
                                                     -----------    -----------

Net increase in cash                                     163,167        271,037

Cash at beginning of period                               41,585         62,925
                                                     -----------    -----------

Cash at end of period                                $   204,752    $   333,962
                                                     ===========    ===========



                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                          ORGANIC FOOD PRODUCTS, INC.
                         NOTES TO FINANCIAL STATEMENTS


1.   Interim Financial Statements:

     The  unaudited  interim  financial   statements   include  all  adjustments
     (consisting of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. Operating results for the three month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire year ending June 30, 1999. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not contain certain information required by generally accepted accounting principles. These statements should be read in conjunction with financial statements and notes thereto included in the Company's Form 10-KSB for the year ended June 30, 1998.

2.   Initial Public Offering:

     The Company completed its initial public offering of 1,495,000 shares of its no par value common stock at a price of $4.00 per share sold under its Registration Statement and Prospectus dated August 8, 1997. Gross proceeds of approximately $6,000,000 were received by the Company during the three months ended September 31, 1997.

3.   Related Party Transactions

     During the quarter ended September 30, 1998,  Global National  Brands,  LLP
     (GNB) billed the Company $371,000. This amount included expenses for management fees and personal expenses. GNB, a shareholder of the Company, was a management group retained by the Company through October 1998 to oversee daily operations.

4.   Non-Cash Transactions

     During the quarter ended September 30, 1998, the Company reclassed $37,322 previously held in accounts payable to notes payable-related parties.

Item 2: Management's Discussion and Analysis
--------------------------------------------

Results of Operations for the Three Months Ended September 30, 1998
and September 30, 1997
--------------------------------------------------------------------------------
Net Results

Organic Food Products, Inc. (OFPI or the "Company") reported a net loss of $1,175,000 for the quarter ended September 30, 1998, compared to a net income of $48,000 for the quarter ended September 30, 1997, a decrease of $1,223,000. The decrease was due primarily to the recognition of increased inventory costs and administrative expenses related to the management services agreement with Global Natural Brands.

Revenues

The Company's revenues for the quarter ended September 30, 1998 were $2,842,000 compared to $2,834,000 for the quarter ended September 30, 1997, an increase of $8,000, or .3%. The increase in revenues in 1998 was primarily due to the acquisition of the natural juice business of Sunny Farms Corporation in February of 1998.

Cost of Goods Sold

The Company's cost of goods sold for the quarter ended September 30, 1998 was $2,406,000, or 84.6% of sales, versus $1,870,000 or 66.0% of sales for the quarter ended September 30, 1997. The increase in cost of goods sold was due to the recognition of higher finished goods inventory costs as the products were sold during the quarter. These products were actually produced during previous months when manufacturing operations were less efficient. Changes have been made during the first quarter of fiscal year 1999 to improve the manufacturing process and thereby increase the gross profit margin. Management believes these improvements should be manifested in the results of subsequent quarters.

Sales and Marketing Expenses

The Company's sales and marketing expense for the quarter ended September 30, 1998 was $806,000, or 27.5% of sales, versus $705,000 or 24.9% of sales for the quarter ended September 30, 1997. The increase in sales and marketing expense was due to increases in promotional expenses such as advertising and in-store promotions.

General and Administrative Expenses

The Company's general and administrative expense for the quarter ended September 30, 1998 was $730,000, or 24.9% of sales, versus $178,000, or 6.3% of sales for the period ended September 30, 1997. The increase was largely due to $371,000 in costs for management fees and relocation expenses associated with retaining the management team from Global Natural Brands. See also Part II, Item 1.

Net Interest Expense

The Company's net interest expense for the quarter ended September 30, 1998 was $32,000, or 1.1% of sales, versus $26,000, or 0.9% of sales for the quarter ended September 30, 1997. The increase was due to the greater usage of the Company's line of credit facility.

Year 2000 Compliance

Organic Food Products Inc., uses computer software that may be impacted by the year 2000 problem, and also relies upon vendors of equipment and services whose products may be impacted by the year 2000 problem. The Company's year 2000 compliance issues include: 1) the equipment it uses in its manufacturing process; 2) the hardware and third-party software it uses for corporate administration; 3) the services of third-party providers it purchases for certain professional services; and 4) the external services such as telecommunications and electrical power. The Company has initiated a plan that will attempt to identify all computer hardware and software, plant equipment and services upon which it relies that may be impacted. After identification of any problem areas, the Company will verify whether or not those products or services are year 2000 compliant. The plan includes contacting those vendors or service providers to determine their compliance or plans to become compliant before December 31, 1999. It is the intent of the Company to complete this process by December 31, 1998.

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

The Company uses outside service providers for the processing and administration of its payroll, 401(k) retirement plan and insurance benefit programs. Although a survey of these service providers has not been completed, the Company believes that these providers will have year 2000-compliant systems.

The Company has not deferred any information technology projects to date due to the need to assess or ensure year 2000 compliance of its systems, and does not anticipate that any other information technology projects will be delayed in the future due to the year 2000 problem.

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

Issues similar to these also face the Company's customers and vendors. The Company has not yet completed an assessment of year 2000 readiness of its customers and vendors. However, based on initial discussions with certain customers and vendors, management does not currently believe that business with those customers and vendors will be significantly disrupted by the year 2000 problem.

Seasonality

Historically, the Company has experienced little seasonal fluctuation in revenues. In relation to product purchasing, the Company will seasonally contract for certain products for the entire year at harvest time, or at planting time, to secure raw materials throughout the year. These purchases take place annually from early spring to mid-summer, and are effected to reduce the risk of price swings due to demand fluctuations. These annual purchases can create overages and shortages in inventory.

Liquidity and Capital Resources

As of September 30, 1998, the Company's cash position was limited. With the expiration of the Company's $1,000,000 commercial line of credit on August 20, 1998, the Company was forced to severely limit its cash expenditures. However, subsequent to the quarter end, the Company has secured a $3,000,000 revolving line of credit and a $500,000 equipment line to replace the $1,000,000 line of credit. Since the funds available to the Company are based upon discounted accounts receivable and inventory, the Company has only been able to borrow approximately 50% or $1,600,000 of the $3,000,000 revolving line of credit. The $1,600,000 was further reduced at the time of funding by the payment of certain debt commitments, e.g., the prior outstanding bank line of credit, leaving the Company with an available revolving line of approximately $600,000 for daily operations. Given the current cash requirements of operating the business, the Company's cash position continues to be strained.

To reduce  pressure  on its cash  position,  the  Company's  management  team is
reviewing   various  options  to  generate   additional  cash  and  reduce  cash
expenditures.

Business Risks and Uncertainties

The Company's future results of operations and the other forward-looking statements contained in this document, in particular the statements concerning plant efficiencies and capacities, capital spending, research and development, competition, marketing and manufacturing operations and other information provided herein involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are general business conditions and the general economy; competitors' pricing and marketing efforts; availability of third-party material products at reasonable prices; risk of nonpayment of accounts receivable; risks of inventory obsolescence due to shifts in market demand; timing of product introductions; litigation involving product liabilities and consumer issues; attracting and retaining qualified management; ability of the management team to transcend the problem associated with changes in management; and litigation filed by Global Natural Brands due to the termination of their management services agreement. (See "Related Party Transactions" below).

New Applicable Accounting Pronouncements

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


Related Party Transactions

During the quarter ended September 30, 1998, Global Natural Brands billed the Company $371,000. However, certain of these amounts are in dispute. These related party transactions included expenses for management fees and personal expenses. Global Natural Brands, a shareholder of the Company, was a management group retained by the Company through October 1998 to oversee daily operations. The management services agreement with Global Natural Brands was terminated on October 26, 1998. Please see Item 1, Legal Proceedings of this report and Form 8-K filed on October 29, 1998 for additional information.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
-------  -----------------

     Litigation
     ----------

     On October 26, 1998, the Company terminated the Management Services Agreement between it and Global Natural Brands, Ltd. ("Global"). On that same day, Global, James F. Swallow, David J. O'Gorman, J. Bradley Barbeau, and Ronald Balsbaugh (the "Global Group"), employees of Global, filed a complaint against the Company, Charles Dyer, John Battendieri, Charles Bonner, and Kenneth Steel, as directors of the Company, in the Santa Clara County Superior Court, Case No. CV777541. The complaint includes claims for damages for breach of the Management Services Agreement between the Company and Global plus unpaid wages, and injunctive relief to enjoin the Company from terminating the Management Services Agreement and the employment of the Global Group and from refusing to pay Global and Global Group. The Court on October 26, 1998, denied Global's and the Global Group's application for a temporary restraining order and set a hearing date of December 1, 1998, regarding their Application for a Permanent Injunction. In
Global's and the Global Group's proposed order, they ask for $390,055.67 pertaining to fees and expenses they allege are owing through October 26, 1998, and $374,999 for what they allege are future fees that are owed to them. Global has also requested binding arbitration under the Management Services Agreement. The Company intends to defend itself vigorously in these actions.

Item 2.  Changes in Securities
-------  ---------------------

     None.

Item 3.  Defaults Upon Senior Securities
-------  -------------------------------

     None.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

     None.

Item 5.  Other Information
-------  -----------------

     None.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a) Exhibits:

    Exhibit No.            Title
    -----------            -----

    10.16      Secured  Promissory  Note

    10.17      Loan and Security Agreement for FINOVA Capital Corporation

(b) Reports on Form 8-K:

- Form 8-K/A filed July 6, 1998 to file a letter from Semple & Cooper, LLP regarding the termination of their relationship as the Company's independent public accountants (originally reported on Form 8-K on June 22, 1998).

- Form 8-K/A filed July 23, 1998 to report the appointment of BDO Seidman, LLP as the Company's new independent public accountants.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:

                                        ORGANIC FOODS PRODUCTS, INC.



                                        By:  /s/  THOMAS K. WARD
                                             -----------------------------------
                                                  Thomas K. Ward
                                                  Chief Financial Officer