Form 10QSB
period 1998-12-31
ORGANIC FOOD PRODUCTS INC
filed 1999-02-22
CIK 1034992

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ________________


                          Commission File No. 333-22997

                           ORGANIC FOOD PRODUCTS, INC.
                           ---------------------------
        (Exact name of small business issuer as specified in its Charter)

             California                                    94-3076294
             ----------                                    ----------
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
or organization)                                              Number)

550 Monterey Road, Suite B
Morgan Hill, California                                       95037
--------------------------                                    -----
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 7,275,688 shares as of December 31, 1998.

Transitional Small Business Disclosure Format: Yes [  ]  No [ X ]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                           ORGANIC FOOD PRODUCTS, INC.
                                 BALANCE SHEETS

                                     ASSETS
                                                                    (Unaudited)
                                                                    December 31,
                                                                       1998
                                                                    -----------

Current Assets:
   Cash                                                             $    96,145
   Accounts receivable, net                                           1,110,399
   Inventory, net                                                     2,754,488
   Prepaid expenses                                                     246,580
   Related party receivable                                              77,346
                                                                    -----------

          Total Current Assets                                        4,284,958
                                                                    -----------

Property and Equipment:
   Computer software                                                     58,218
   Leasehold improvements                                               185,269
   Machinery and equipment                                            1,090,976
   Office equipment                                                      53,257
   Printing plates                                                       62,193
   Vehicles                                                              19,542
                                                                    -----------
                                                                      1,469,455
   Less: accumulated depreciation                                      (210,058)
                                                                    -----------

                                                                      1,259,397
                                                                    -----------
Other Assets:
   Deposits and other                                                     3,290
                                                                    -----------



        Total Assets                                                $ 5,547,645
                                                                    ===========


                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           ORGANIC FOOD PRODUCTS, INC.
                           BALANCE SHEETS (Continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                    (Unaudited)
                                                                    December 31,
                                                                        1998
                                                                    -----------
Current Liabilities:
   Notes and capitalized leases
     payable - current portion                                      $ 1,850,867
   Notes payable - related parties -
     current portion                                                    497,238
   Accounts payable and accrued expenses -
     related parties                                                    341,299
   Accounts payable and accrued expenses                              1,836,156
   Accrued wages and taxes                                              172,310
   Accrued commissions                                                   52,446
                                                                    -----------

          Total Current Liabilities                                   4,750,316
                                                                    -----------

Capital lease obligations - long-term
     portion                                                             10,828

                                                                    -----------

Shareholders' Equity:
   Common stock                                                       9,851,687
   Accumulated deficit                                               (9,065,186)

                                                                    -----------

                                                                        786,501
                                                                    -----------

       Total Liabilities and Shareholders' Equity                   $ 5,547,645
                                                                    ===========



                   The Accompanying Notes are an Integral Part
                           of the Financial Statements


                                     ORGANIC FOOD PRODUCTS, INC.
                                      STATEMENTS OF OPERATIONS



                                                (Unaudited)                   (Unaudited)
                                              Six Months Ended             Three Months Ended
                                         December 31,   December 31,   December 31,   December 31,
                                            1998           1997            1998           1997
                                         -----------    -----------    -----------    -----------

Revenues                                 $ 5,484,930    $ 5,639,661    $ 2,643,055    $ 2,805,777

Cost of Goods Sold                         4,854,877      4,082,103      2,449,228      2,212,411
                                         -----------    -----------    -----------    -----------

Gross Profit                                 630,053      1,557,558        193,827        593,366
                                         -----------    -----------    -----------    -----------

Sales and Marketing Expenses               1,415,748      1,575,565        610,141        870,114

Amortization and Write-off of Goodwill     1,080,382                     1,050,152

General & Administrative Expenses          1,123,403        460,909        393,130        283,188
                                         -----------    -----------    -----------    -----------
                                           3,619,533      2,036,474      2,053,423      1,153,302
                                         -----------    -----------    -----------    -----------

Loss from Operations                      (2,989,480)      (478,916)    (1,859,596)      (559,936)

Interest Expense ,Net                        (67,323)       (37,021)       (35,483)       (10,756)

Other Expense, Net                           (33,897)       (30,966)       (20,701)       (41,241)
                                         -----------    -----------    -----------    -----------
Income (Loss) before Provision            (3,090,700)      (546,903)    (1,915,780)      (611,933)
for Income Taxes

Provision for Income Tax (Expense)                          136,726                       136,726
                                         -----------    -----------    -----------    -----------


Net Income (Loss)                        $(3,090,700)   $  (410,177)   $(1,915,780)   $  (475,207)
                                         ===========    ===========    ===========    ===========

Basic and Diluted Loss per share         $      (.43)   $      (.06)   $      (.26)   $      (.07)
                                         ===========    ===========    ===========    ===========

Weighted Average Number
of Shares Outstanding                      7,275,668      6,408,270      7,275,668      6,752,913
                                         ===========    ===========    ===========    ===========




                             The Accompanying Notes are an Integral Part
                                     of the Financial Statements



                           ORGANIC FOOD PRODUCTS, INC.
                            STATEMENTS OF CASH FLOWS

                                                             (Unaudited)
                                                          Six Months Ended
                                                     December 31,   December 31,
                                                        1998           1997
                                                     -----------    -----------
Increase (Decrease) in Cash:

 Net cash used by operating
 activities                                          $  (642,352)   $(1,391,500)
                                                     -----------    -----------

Cash flows for investing activities:
    Purchase of fixed assets                            (107,526)      (280,388)
    Advances to or on behalf of shareholders             (27,346)       (42,000)
    Cash received from sale of fixed assets                 --           27,819
                                                     -----------    -----------

      Net cash used by investing activities             (134,872)      (294,569)
                                                     -----------    -----------

Cash flows from financing activities:
    Repayment of capital lease and notes payable         (21,783)    (1,828,547)
    Repayment of notes payable - related parties            --       (1,506,586)
    Proceeds from issuance of stock                         --        4,958,277
    Proceeds from line of credit                       1,846,156           --
    Repayments on line of credit                        (992,589)          --
                                                     -----------    -----------

      Net cash provided by financing activities          831,784      1,623,144
                                                     -----------    -----------

Net increase (decrease) in cash                           54,560        (62,925)

Cash at beginning of period                               41,585         62,925
                                                     -----------    -----------

Cash at end of period                                $    96,145    $      0.00
                                                     ===========    ===========




                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

ORGANIC FOOD PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS



1.   Interim Financial Statements:

     The  unaudited  interim  financial   statements   include  all  adjustments
     (consisting of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. Operating results for the six and three month periods ended December 31, 1998 are not necessarily indicative of the results that may be expected for the entire year ending June 30, 1999. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not contain certain information required by generally accepted accounting principles. These statements should be read in conjunction with financial statements and notes thereto included in the Company's Form 10-KSB for the year ended June 30, 1998.

2.   Initial Public Offering:

     During the six months ended December 31, 1997, the Company completed its initial public offering of 1,495,000 shares of no par value common stock at a price of $4.00 per share receiving gross proceeds of approximately $6,000,000. The Company issued 130,000 warrants to an underwriter in connection with its initial public offering. The warrants are exercisable at a price of $4.80 per share, and expire approximately two and one-half (2.5) years from the date of the August 1997 offering.

3.   Related Party Transactions

     During the six and three month periods ended December 31, 1998, the Company recorded payables to Global Natural Brands totaling $380,000 and $371,000, respectively. However, certain of these amounts are in dispute. These related party transactions included expenses for management fees and personal expenses. Global Natural Brands, a shareholder of the Company, was a management group retained by the Company through October 1998 to oversee daily operations.

4.   Non-Cash Transactions

     During the six and three month periods ended December 31, 1998, the Company reclassed $37,322 previously held in accounts payable to notes payable related parties. Additionally, goodwill in the amount of $156,867 was recorded to reflect the estimated value of escrowed shares of common stock which will be released and recorded as issued in 1999.

5.   Subsequent Event

     On February 18, 1999, the Company and Spectrum Naturals, Inc., and its' affiliate, Spectrum Commodities, ("SNI") entered into a letter of intent to merge the companies with or into the Company or a subsidiary of the Company. In addition the Company entered into a letter of intent to acquire all the outstanding shares of Organic Ingredients, Inc. in exchange for the Company's stock. Under the terms of the anticipated merger, SNI will receive 70% of the post merger Common Stock of the Company, subject to certain adjustments. The merger and related acquisition are subject to shareholder approvals and completion of definitive agreements. The transactions are expected to be completed by early May. In the interim, the Company and SNI have entered into an advisory services agreement until the merger is completed.

Item 2: Management's Discussion and Analysis
--------------------------------------------

Results of Operations for the Six and Three Months Ended December 31, 1998 and Six and Three Months Ended December 31, 1997.
--------------------------------------------------------------------------------

Net Results

Organic Food Products, Inc. (OFPI or the "Company") reported a net loss for the six and three months ended December 31, 1998 of $3,091,000 and $1,916,000 respectively, compared to net losses of $410,000 and $475,000 for the same periods from the prior year. The losses in 1998 are attributed to the write-off of approximately 1.0 million of goodwill for Sunny Farms, management services fees from Global Natural Brands, organic tomato price increases over the previous fiscal periods and increased cost of goods sold due to manufacturing inefficiencies in the production facility.

Revenues

Revenues decreased $155,000 or 2.7% for the six months and $163,000 or 5.8% for the three months ended December 31, 1998 compared to the same periods from the prior fiscal year. The decrease in the year-to-date and quarterly revenues resulted from a reduction in club store sales and a decrease in overall pasta sauce product sales due to competitive pressures within the product category. The decrease in pasta sauce sales was partially offset by sales of juice products as a result of the Sunny Farms acquisition in February 1998.

Cost of Goods Sold

The Company's cost of goods sold increased as a percentage of sales for the six and three months ended December 31, 1998 reaching 88.5% and 92.7% respectively, compared to 72.4% and 78.9% for the same periods from the prior year. The increase in the year-to-date and quarterly expense resulted from organic tomato price increases over the previous fiscal periods, manufacturing inefficiencies in the production facility and production of low margin juice products in 1998.

Sales and Marketing Expenses

The Company's sales and marketing expense decreased as a percentage of sales for the six and three months ended December 31, 1998 reaching 25.8% and 23.1%, respectively, compared to 27.9% and 31.0% for the same periods from the prior year. The decrease in the year-to-date and quarterly expense resulted from a reduction in manufacturers charge-backs and other promotional programs.

General and Administrative Expenses

The Company's general and administrative expense increased as a percentage of sales for the six and three months ended December 31, 1998 reaching 20.5% and 14.9%, respectively, compared to 8.2% and 10.1% for the same periods from the prior year. The increase in the year-to-date and quarterly expense resulted from charges for management services fees from Global Natural Brands and increases in legal and accounting services.

Net Interest Expense

The Company's net interest expense increased as a percentage of sales for the six and three months ended December 31, 1998 reaching 1.2% and 1.3%, respectively, compared to .7% and .4% for the same periods from the prior year. The increase in the year-to-date and quarterly expense resulted from increased usage of the Company's line-of-credit facility and an increase in the interest rate charged by FINOVA Capital versus Wells Fargo Bank.

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

For the reasons mentioned herein, the Company does not anticipate that it will have an incomplete or untimely resolution of the year 2000 problem. Although the total costs of compliance have not been completely assessed, management does not believe they will be material in nature. As previously mentioned, the Company believes it has or will achieve timely year 2000 compliance in advance of December 31, 1999. With respect to external companies that provide telecommunications and electrical power, the Company is less certain about the impact of their non-compliance regarding the year 2000 problem. Clearly, the loss of these services would create a major disruption of the Company's normal operations. Given this scenario, the Company would be required to obtain these services from other sources. The cost of switching to other utility providers has not been assessed.

Issues similar to these also face the Company's customers and vendors. The Company has not yet completed an assessment of year 2000 readiness of its customers and vendors. However, based on initial discussions with certain customers and vendors, management does not currently believe that business with those customers and vendors will be significantly disrupted by the year 2000 problem.

Seasonality

Historically, the Company has experienced little seasonal fluctuation in revenues. The Company occasionally contracts for certain product purchases for the entire year at harvest time, or at planting time, to secure raw materials throughout the year. These purchases take place annually from early spring to mid-summer, and are effected to reduce the risk of price swings due to demand fluctuations. These annual purchases can create overages and shortages in inventory.

Liquidity and Capital Resources

As of December 31, 1998, the Company's cash position was limited. The Company has a $3,000,000 revolving line of credit and a $500,000 equipment line. However, the funds available to the Company are based upon discounted accounts receivable and inventory. Thus, the Company has only been able to borrow approximately 62% or $1,850,000 of the $3,000,000 revolving line of credit, much of which has been used to repay prior debt commitments. The operating losses over the past six months have significantly reduced working capital and availability of funds under the Company's line of credit. Without the infusion of additional capital resources, management is uncertain the Company will have sufficient cash to support future business operations. To remedy this situation, management implemented a cost reduction program, reducing cash expenditures in the most recent quarter, and has explored various options to generate additional cash.

On February 18, 1999, the Company and Spectrum Naturals, Inc., and its' affiliate, Spectrum Commodities, (SNI") entered into a letter of intent to merge the companies with or into the Company or subsidiary of the Company. In addition the Company entered into a letter of intent to acquire all the outstanding shares of Organic Ingredients, Inc. in exchange for the Company's stock. Funding to finance the merged companies has been obtained and is believed to be sufficient to meet the merged companies' cash needs. The merger and related acquisition are subject to shareholder approvals and completion of definitive agreements. The transactions are expected to be completed by early May. In the interim, the Company is exploring bridge financing alternatives.

Business Risks and Uncertainties

The Company's future results of operations and the other forward-looking statements contained in this document, in particular the statements concerning plant efficiencies and capacities, capital spending, research and development, competition, marketing and manufacturing operations, liquidity and capital resources, and other information provided herein involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are general business conditions and the general economy; competitors' pricing and marketing efforts; availability of third-party material products at reasonable prices; risk of nonpayment of accounts receivable; risks of inventory obsolescence due to shifts in market demand; timing of product introductions; litigation involving product liabilities and consumer issues; attracting and retaining qualified management; ability of the management team to overcome problems associated with changes in management; litigation filed by Global Natural Brands due to the termination of their management services agreement; risk that the transaction with Spectrum Naturals, Inc., is not consummated; and availability of bridge financing.

New Applicable Accounting Pronouncements

Effective July 1, 1998, the Company adopted the Provisions of Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS 130, which establishes standards for reporting and display of comprehensive income and its components in the entity's financial statements. The objective of SFAS 130 is to report a measure of all changes in the equity of an enterprise that result from transactions and other economic events of the period. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS 130 does not address issues of recognition or measurement for comprehensive income and its components and, therefore, had no impact on the financial condition or results of the Company upon adoption. The Company currently has no transactions that would be classified as elements of comprehensive income not reported in the Statement of Operations.

Effective July 1, 1998, the Company also adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This
Statement requires reporting of financial and descriptive information about reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company believes it operates in only one business segment, production and distribution of processed organic foods, and has already substantially complied with any additional disclosure requirements. SFAS 131 does not address issues of recognition or measurement in the basic financial statements, and thus had no impact on the Company's financial condition or results of operation upon adoption.

Related Party Transactions

During the quarter ended December 31, 1998, Global Natural Brands billed the Company $9,290. However, certain of these amounts are in dispute. These related party transactions included expenses for personal expenses. Global Natural Brands, a shareholder of the Company, was a management group retained by the Company through October 1998 to oversee daily operations. The management services agreement with Global Natural Brands was terminated on October 26, 1998. Please see Item 1, Legal Proceedings of this report and Form 8-K filed on October 29, 1998 for additional information.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

     Litigation

     On October 26, 1998, the Company terminated the Management Services Agreement between it and Global Natural Brands, Ltd. ("Global"). On that same day, Global, James F. Swallow, David J. O'Gorman, J. Bradley Barbeau, and Ronald Balsbaugh (the "Global Group"), employees of Global, filed a complaint against the Company, Charles Dyer, John Battendieri, Charles Bonner, and Kenneth Steel, as directors of the Company, in the Santa Clara County Superior Court, Case No. CV777541. The complaint includes claims for damages for breach of the Management Services Agreement between the Company and Global in the amount of $306,032.08, plus other unspecified amounts, unpaid wages, and injunctive relief to enjoin the Company from terminating the Management Services Agreement and the employment of the Global Group and from refusing to pay Global and Global Group. On October 26, 1998, the Court denied Global's and the Global Group's application for a temporary restraining order. On November 23, 1998, the Company requested mediation under the Management Services Agreement. On December 1, 1998, the Court denied Global's and the Global Group's motion for preliminary injunction. On January 5, 1999, the Court denied Global's application for an attachment. Global has also requested binding arbitration under the Management Services Agreement. The Company intends to defend itself vigorously in these actions.

Item 2. Changes in Securities
-----------------------------

     None.

Item 3. Defaults Upon Senior Securities
---------------------------------------

     None.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     None.

Item 5. Other Information
-------------------------

     Charles Dyer resigned from the Board of Directors as of November 30, 1998 to devote more time to his personal business. The seat remains vacant.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

- Form 8-K/ filed October 29, 1998 to report the termination of the management services agreement between the Company and Global Natural Brands, Ltd.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 19, 1999

                                        ORGANIC FOODS PRODUCTS, INC.



                                        By: /s/ Richard R. Bacigalupi
                                           -------------------------------------
                                           Richard R. Bacigalupi
                                           Chief Financial Officer