Form 10QSB
period 1999-03-31
ORGANIC FOOD PRODUCTS INC
filed 1999-05-24
CIK 1034992

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 7,275,688 shares as of March 31, 1999.

Transitional Small Business Disclosure Format: Yes [  ]  No [ X ]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                           ORGANIC FOOD PRODUCTS, INC.
                                 BALANCE SHEETS

                                     ASSETS
                                                                    (Unaudited)
                                                                     March 31,
                                                                       1999
                                                                    -----------

Current Assets:
   Accounts receivable, net                                           1,010,695
   Inventory, net                                                     1,942,362
   Prepaid expenses                                                     173,250
   Related party receivable                                              77,346
                                                                    -----------

          Total Current Assets                                        3,203,653
                                                                    -----------
Property and Equipment:
   Computer software                                                     58,218
   Leasehold improvements                                               185,269
   Machinery and equipment                                            1,094,628
   Office equipment                                                      53,257
   Printing plates                                                       62,193
   Vehicles                                                              19,542
                                                                    -----------
                                                                      1,473,107
   Less: accumulated depreciation                                      (264,812)
                                                                    -----------

                                                                      1,208,295
                                                                    -----------

        Total Assets                                                $ 4,411,948
                                                                    ===========



                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           ORGANIC FOOD PRODUCTS, INC.
                           BALANCE SHEETS (Continued)
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                    (Unaudited)
                                                                     March 31,
                                                                        1999
                                                                    -----------
   Current Liabilities:

   Notes and capitalized leases
     payable - current portion                                      $ 1,318,683
   Notes payable - related parties -
     current portion                                                    497,238
   Accounts payable and accrued expenses -
     related parties                                                    378,750
   Accounts payable and accrued expenses                              1,794,752
   Accrued wages and taxes                                              155,899
   Accrued commissions                                                   49,682
                                                                    -----------

          Total Current Liabilities                                   4,195,004
                                                                    -----------

Capital lease obligations - long-term
     portion                                                              9,580
                                                                    -----------

Shareholders' Equity:
   Common stock                                                       9,851,687
   Accumulated deficit                                               (9,644,323)
                                                                    -----------

          Total Shareholders' Equity                                    207,364
                                                                    -----------

       Total Liabilities and Shareholders' Equity                   $ 4,411,948
                                                                    ===========


                   The Accompanying Notes are an Integral Part
                           of the Financial Statements


                                 ORGANIC FOOD PRODUCTS, INC.
                                  STATEMENTS OF OPERATIONS


                                           (Unaudited)                    (Unaudited)
                                        Nine Months Ended             Three Months Ended
                                     March 31,      March 31,       March 31,     March 31,
                                       1999            1998           1999          1998
                                    -----------    -----------    -----------    -----------

Revenues                            $ 8,015,326    $ 8,207,704    $ 2,530,396    $ 2,568,043

Cost of Goods Sold                    6,984,684      6,054,441      2,129,807      1,972,338
                                    -----------    -----------    -----------    -----------

Gross Profit                          1,030,642      2,153,263        400,589        595,705
                                    -----------    -----------    -----------    -----------

Sales and Marketing Expenses          2,058,958      2,232,404        643,210        656,839

Write-off of Goodwill                 1,019,921           --             --             --

General & Administrative Expenses     1,386,972        771,956        263,569        311,047
                                    -----------    -----------    -----------    -----------
                                      4,526,312      3,004,360        906,779        967,886
                                    -----------    -----------    -----------    -----------

Loss from Operations                 (3,495,670)      (851,097)      (506,190)      (372,181)

Interest Expense, Net                  (140,124)       (56,902)       (72,801)       (19,881)

Other Expense, Net                      (94,508)       (55,805)          (150)       (24,839)
                                    -----------    -----------    -----------    -----------
Income (Loss) before Provision       (3,669,841)      (963,804)      (579,141)      (416,901)
for Income Taxes

Provision for Income Tax Benefit           --          240,948           --          104,222
                                    -----------    -----------    -----------    -----------


Net Income (Loss)                   $(3,669,841)   $  (722,856)   $  (579,141)   $  (312,679)
                                    ===========    ===========    ===========    ===========

Basic and Diluted Loss per share    $      (.50)   $      (.12)   $      (.08)   $      (.05)
                                    ===========    ===========    ===========    ===========

Weighted Average Number
of Shares Outstanding                 7,275,668      6,196,064      7,275,668      6,692,916
                                    ===========    ===========    ===========    ===========




                         The Accompanying Notes are an Integral Part
                                 of the Financial Statements

                           ORGANIC FOOD PRODUCTS, INC.
                            STATEMENTS OF CASH FLOWS

                                                             (Unaudited)
                                                         Nine Months Ended
                                                      March 31,      March 31,
                                                         1999          1998
                                                     -----------    -----------
Increase (Decrease) in Cash:

 Net cash used by operating
 activities                                          $  (201,413)   $(2,260,753)
                                                     -----------    -----------

Cash flows for investing activities:
    Purchase of fixed assets                            (111,178)      (421,322)
    Advances to or on behalf of shareholders             (27,346)       (63,000)
    Cash received from sale of fixed assets                 --             --
                                                     -----------    -----------

      Net cash used by investing activities             (138,524)      (484,322)
                                                     -----------    -----------

Cash flows from financing activities:
    Repayment of capital lease and notes payable         (22,921)    (2,098,523)
    Repayment of notes payable - related parties            --       (1,555,966)
    Proceeds from notes payable                             --        1,378,563
    Proceeds from issuance of stock                         --        4,958,277
    Proceeds from line of credit                       3,765,363           --
    Repayments on line of credit                      (3,444,090)          --
                                                     -----------    -----------

      Net cash provided by financing activities          298,352      2,682,351
                                                     -----------    -----------

Decrease in cash                                         (41,585)       (62,724)

Cash at beginning of period                               41,585         62,925
                                                     -----------    -----------

Cash at end of period                                $      --      $       201
                                                     ===========    ===========



                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           ORGANIC FOOD PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.   Interim Financial Statements:

     The  unaudited  interim  financial   statements   include  all  adjustments
     (consisting of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. Operating results for the nine and three month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire year ending June 30, 1999. These financial statements have been prepared in accordance with the instructions for Form 10-QSB and do not contain certain information required by generally accepted accounting principles. These statements should be read in conjunction with financial statements and notes thereto included in the Company's Form 10-KSB for the year ended June 30, 1998.

2.   Initial Public Offering:

     During the nine months ended March 31, 1998, the Company completed its initial public offering of 1,495,000 shares of no par value common stock at a price of $4.00 per share receiving gross proceeds of approximately $6,000,000. The Company issued 130,000 warrants to an underwriter in connection with its initial public offering. The warrants are exercisable at a price of $4.80 per share, and expire approximately two and one-half (2.5) years from the date of the August 1997 offering.

3.   Related Party Transactions

     During the nine and three month periods ended March 31, 1999, the Company recorded payables to Global Natural Brands totaling $380,000 and $371,000, respectively. However, certain of these amounts are in dispute, and may have offset by amounts owed to the Company by Global Natural Brands. These related party transactions included expenses for management fees and personal expenses. Global Natural Brands, a shareholder of the Company, was a management group retained by the Company from April 1998 through October 1998 to oversee daily operations.

4.   Acquisition of Sunny Farms

     In February, 1998, OFPI acquired the natural fruit juice and water bottling operations of Sunny Farms Corporation for a total of $971,171 in cash (including costs of acquisition) and assumption of debt, and the issuance of Common Stock of the Company valued at $1,700,000. The transaction was accounted for as a purchase. Of the total purchase price, $850,000 of the Common Stock portion was contingent upon certain performance conditions over the first year after acquisition and, accordingly, was not recorded at the date of purchase.

     The $963,822 excess of the remaining purchase price over identified inventory and fixed assets of approximately $857,000 was accounted for as goodwill, along with $156,867 subsequently recorded to reflect the contingent shares actually earned during the year after the purchase (See
     Note 5). In December 1998, the unamortized balance of the goodwill was written off as management determined the carrying amounts could not be recovered.

5.   Non-Cash Transactions

     During the nine and three month periods ended March 31, 1999, the Company reclassed $37,322 previously held in accounts payable to notes payable related parties. Additionally, goodwill in the amount of $156,867 was recorded to reflect the estimated value of escrowed shares of common stock which will be released and recorded as issued in 1999. The number of common stock to be released is currently under review and will be recorded when mutually agreed to by both parties involved.

6.   Subsequent Event

     On May 14, 1999, the Company and Spectrum Naturals, Inc., and its affiliate, Spectrum Commodities, ("SNI") entered into a definitive agreement to merge the companies in a stock exchange. In addition, the Company entered into a definitive agreement to acquire all the outstanding shares of Organic Ingredients, Inc. Under the terms of the anticipated merger, which will be accounted for as a reverse acquisition purchase, SNI will receive approximately 75% of the post merger Common Stock of the Company, subject to certain adjustments. The merger and related acquisition are subject to shareholder approvals. The completion dates for the transactions are dependent upon regulatory approvals and preparation of the related proxy. In the interim, the Company and SNI have entered into an advisory services agreement until the merger is completed.

Item 2: Management's Discussion and Analysis
--------------------------------------------

Results of Operations for the nine and three months ended March 31, 1999 and nine and three months ended March 31, 1998
--------------------------------------------------------------------------------

Net Results

Organic Food Products, Inc. (OFPI or the "Company") reported a net loss for the nine and three months ended March 31, 1999 of $3,670,000 and $579,000 respectively, compared to net losses of $723,000 and $313,000 for the same periods from the prior year. This loss for the nine months ended March 31, 1999 is partially attributed to the write-off of the goodwill for Sunny Farms of $1.0 million and Global Natural Brand management fees and expenses. Higher organic tomato prices from prior year and increased cost of goods due to plant inefficiencies resulted in operating losses in the nine and three months period of fiscal 1999.

Revenues

Revenues decreased $192,000 or 2.3% for the nine months and $38,000 or 1.5% for the three months ended March 31, 1999, compared to the same periods from the prior fiscal year. The decrease in the year-to-date and quarterly revenues resulted from a reduction in club stores sales and a decrease in overall pasta sauce product sales due to competitive pressures within the product category. The decrease in pasta sauce sales was partially offset by the sales of juice products as a result of the Sunny Farms acquisition in February 1998.

Cost of Goods Sold

The Company's cost of goods sold increased as a percentage of sales for the nine and three months ended March 31, 1999, reaching 87.1% and 84.2% respectively, compared to 73.8% and 76.8% for the same periods from the prior year. The increase in the year-to-date and quarterly expense resulted from organic tomato price increases over the previous fiscal periods, manufacturing inefficiencies in the production facility and production of low margin juice products in 1998.

Sales and Marketing Expenses

The Company's sales and marketing expense decreased as a percentage of sales for the nine and three months ended March 31, 1999, reaching 25.7% and 25.4%, respectively, compared to 27.2% and 25.6% for the same periods from the prior year. The decrease in the year-to-date and quarterly expense reflected a reduction in fixed selling costs, partially off-set by higher manufacturers' charge-backs and other promotional programs. The reduction in fixed selling expenses was essentially offset by higher promotional cost in the three month period.

General and Administrative Expenses

The Company's general and administrative expense as a percentage of sales for the nine months ended March 31, 1999 was 17.3% and 10.4%, respectively, compared to 9.4% and 12.1% for the same periods from the prior year. The percentage and dollars increase in the year-to-date expense resulted from charges for management service fees from Global Natural Brands and increases in legal and accounting services. The quarterly expense percentage and dollars decreased from the same period prior year reflecting a reduction in salaries and wages, partially offset by increased professional fees.

Net Interest Expense

The Company's net interest expense increased as a percentage of sales for the nine and three months ended March 31, 1999, reaching 1.7% and 2.9%, respectively, compared to .7% and .8% for the same periods from the prior year. The increase in the year-to-date and quarterly expense resulted from increased usage of the Company's line-of-credit facility to fund operating losses and the higher interest rate charged by FINOVA Capital versus Wells Fargo Bank.

Year 2000 Compliance

Organic Food Products Inc., uses computer software that may be impacted by the year 2000 problem, and also relies upon vendors of equipment and services whose products may be impacted by the year 2000 problem. The Company's year 2000 compliance issues include: 1) the equipment it uses in its manufacturing process; 2) the hardware and third-party software it uses for corporate administration; 3) the services of third-party providers it purchases for certain professional services; and 4) the external services such as telecommunications and electrical power. The Company has initiated a plan that will attempt to identify all computer hardware and software, plant equipment and services upon which it relies that may be impacted. After identification of any problem areas, the Company will verify whether or not those products or services are year 2000 compliant. The plan includes contacting those vendors or service providers to determine their compliance or plans to become compliant before December 31, 1999. It is the intent of the Company to complete this process by December 31, 1999.

The Company uses various pieces of equipment in its manufacturing process that may contain computer chips that could be affected by the year 2000 problem. The Company has started, but not completed, a program to identify which pieces of equipment could be affected and how the affected equipment could be updated.

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

For the reasons mentioned herein, the Company does not anticipate an incomplete or untimely resolution of the year 2000 problem. Although the total costs of compliance have not been completely assessed, management does not believe they will be material in nature. As previously mentioned, the Company believes it has or will achieve timely year 2000 compliance in advance of December 31, 1999. With respect to external companies that provide telecommunications and electrical power, the Company is less certain about the impact of their non-compliance regarding the year 2000 problem. Clearly, the loss of these services would create a major disruption of the Company's normal operations. Given this scenario, the Company would be required to obtain these services from other sources. The cost of switching to other utility providers has not been assessed.

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

Liquidity and Capital Resources

As of March 31, 1999, the Company's cash position was limited. The Company has a $3,000,000 revolving line of credit and a $500,000 equipment line. The funds available to the Company are based upon discounted accounts receivable and inventory. Thus, the Company has only been able to borrow approximately 44% or $1,319,000 of the $3,000,000 revolving line of credit, much of which has been used to repay prior debt commitments. The operating losses over the past nine months have significantly reduced working capital and availability of funds under the Company's line of credit. Without the infusion of additional capital resources, management is uncertain the Company will have sufficient cash to support future business operations. To remedy this situation, management implemented a cost reduction program, reducing cash expenditures in the most recent quarter, and has explored various options to generate additional cash.

On May 14, 1999, the Company and Spectrum Naturals, Inc., and its affiliate, Spectrum Commodities, ("SNI") entered into a definitive agreement to merge the companies in a stock exchange to be accounted for as a reverse acquisition purchase. In addition, the Company entered into a definitive agreement to acquire all the outstanding shares of Organic Ingredients, Inc. Funding to finance the merged companies has been obtained and is believed to be sufficient to meet the merged company's cash needs. The merger and related acquisition are subject to shareholder approvals. The completion dates for the transactions are dependent upon regulatory approvals and preparation of related proxy materials. In the interim, the Company has taken steps to reduce expenditures and is exploring various options to generate additional cash.

Business Risks and Uncertainties

The Company's future results of operations and the other forward-looking statements contained in this document, in particular the statements concerning plant efficiencies and capacities, capital spending, research and development, competition, marketing and manufacturing operations and other information provided herein, involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are general business conditions and the general economy; competitors' pricing and marketing efforts; availability of third-party material products at reasonable prices; risk of nonpayment of accounts receivable; risks of inventory obsolescence due to shifts in market demand; timing of product introductions; litigation involving product liabilities and consumer issues; attracting and retaining qualified management; ability of the management team to overcome problems associated with changes in management; and litigation filed by Global Natural Brands due to the termination of their management services agreement.

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

Related Party Transactions

During the nine month period ended March 31, 1999, Global Natural Brands billed the Company $380,290. However, certain of these amounts are in dispute and may be offset by amounts owed to the Company by Gobal Natural Brands. These related party transactions include expenses for personal expenses. Global Natural Brands, a shareholder of the Company, was a management group retained by the Company through October 1998 to oversee daily operations. The management services agreement with Global Natural Brands was terminated on October 26, 1998. Please see Item 1, Legal Proceedings of this report and Form 8-K filed on October 29, 1998 for additional information.

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

     None





SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 19, 1999

                                        ORGANIC FOODS PRODUCTS, INC.



                                        By:  /s/  Richard R. Bacigalupi
                                             -----------------------------------
                                                  Richard R. Bacigalupi
                                                  Chief Financial Officer