Form 10KSB40
period 1999-06-30
ORGANIC FOOD PRODUCTS INC
filed 1999-10-13
CIK 1034992

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended June 30, 1999

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

                            No Par Value Common Stock
                            -------------------------
                                (Title of Class)

      Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      As of October 11, 1999, 7,275,688 shares of the Registrant's no par value Common Stock were outstanding. As of October 11, 1999, the market value of the Registrant's no par value Common Stock, excluding shares held by affiliates, was $4,547,305 based upon a closing bid price of $0.625 per share of Common Stock on the NASDAQ Smallcap Market.

      Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes X No

      The Registrant's revenues for its year ended June 30, 1999 were $10,368,300.

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

      OFPI was incorporated in 1987 as S&D Foods, Inc., and changed its name to Garden Valley Naturals in 1995. Doing business as Garden Valley Naturals from 1987 to 1996, OFPI has manufactured and marketed pesticide-free or "organic" and "all natural" pasta sauces, salsas and condiments under the brand names "Garden Valley Naturals", "Garden Valley Organics", "Millina's Finest" and "Parrot." It began marketing its Parrot line of salsas in 1987, its Garden Valley Naturals line of condiments in 1991 and its Garden Valley Naturals line of pasta sauces and salsas in 1984. In June 1996, Garden Valley Naturals merged with Organic Foods Products, which also marketed a line of organic food products, including pasta sauces, salsas and canned tomatoes, together with dry cut pastas and organic children's meals. The surviving merged entity operates under the Organic Food Products, Inc. name.

      In June 1996, OFPI restructured its Garden Valley Organics, Parrot and Millina's Finest product lines by eliminating all non-organic products, eliminating salsas and ketchup sold under the Millina's Finest brand name, and adding pasteurized organic fruit juices to its product offerings. In February 1998, OFPI acquired product lines from Sunny Farms Corporation of Richmond, California, a producer of natural fruit and vegetable juices for the food service retail market. Sunny Farms also markets a line of bottled water products under the Napa Valley Springs Water brand. In April 1998, OFPI introduced a new energy drink known as Energy Plus. This drink is positioned to compete with energy drinks marketed under the brand names Red Bull and Hansen's. The ingredients in Energy Plus are healthy and meant to give the users a "natural" lift.

      OFPI sells its products either directly or through distributors or independent commissioned food brokers and specialty food brokers to health food and specialty food stores, club stores, including Price/Costco and BJ's, and retail chain and independent grocery stores, including Safeway, A&P, Trader Joe's, Raley's, Long's and Lucky's.

      On May 14, 1999, the Company and Spectrum Naturals, Inc., and its affiliate, Spectrum Commodities, ("SNI") entered into a definitive agreement to merge the companies in a stock exchange. In addition, the Company entered into a definitive agreement to acquire all the outstanding shares of Organic Ingredients, Inc. ("OI"). The combined transaction herein defined as the "Merger". Under the terms of the anticipated merger, which will be accounted for as a reverse acquisition purchase, SNI will receive approximately 75% of the post merger Common Stock of the Company, subject to certain adjustments. The merger and related acquisitions were approved by shareholders at a special shareholders meeting held on September 8, 1999 and became effective on October 6, 1999.

Strategy

      OFPI's business strategy is to:

      o increase revenue by offering additional organic food products through OFPI's existing distribution network;

      o reduce costs and improve operating efficiencies by using OFPI's excess manufacturing capacity to increase the volume of products it manufactures for itself as well as for others;

      o expand current geographic and retail store distribution by offering OFPI's products in new markets and increasing distribution in existing markets; and

      o     specialize in the marketing of organic food products.


      OFPI has added new products through its strategic purchase of two brands as well as through its own product development. These and other new product offerings are expected to continue to open new channels of distribution, expand revenues and improve the utilization of manufacturing facilities. It is anticipated that OFPI's current geographic and retail store distribution will be expanded by offering OFPI's products in new markets, increasing distribution in existing markets, and specialization in the marketing of organic food products.

      Offer additional organic food products. OFPI continues to offer new products and develop new flavors and packages for its sauces and salsas in order to add to its product offerings. OFPI believes that offering additional products will increase revenues without proportionately increasing costs, due to the economies of scale that result from volume product manufacturing efficiencies as well as better utilization of OFPI's existing distribution channels.

      Increase manufacturing volumes. OFPI believes it can reduce per unit manufacturing costs by higher utilization of its excess manufacturing capacity to increase manufacturing volume. OFPI seeks to increase its manufacturing volume by adding new products and by manufacturing food products for other food marketers on a contract basis.

      Expand geographic and retail store distribution. Although OFPI has national distribution for its products in health food stores, distribution of products through club stores and grocery stores is primarily limited to northern California and the northeast coast of the United States. OFPI is seeking additional distribution channels in order to increase its club store, grocery store, and convenience store sales throughout the United States.

      Specialize in the marketing of organic food products. OFPI believes its exclusive marketing of organic food products will improve its brand image and awareness and generally promote its consumer sales.

Products

      The Company introduces and discontinues products on a regular basis, consistent with customary practices of other firms in the processed food industry. The Company's current product lines are as follows:

Organic Pasta Sauces and Pastas

      OFPI markets 20 organic pasta sauces under the Garden Valley Organic and Millina's Finest brand names. The pasta sauces are all natural and most are fat-free. Varieties include garden vegetable, sun-dried tomato, roasted garlic tomato, tomato mushroom, sweet pepper and onions, hot and spicy, smoked garlic and zesty basil. OFPI also offers dry organic pastas including spaghetti, linguini, fettuccine, angel hair, rotini, penne and bowties.

Organic Salsas

      OFPI markets 16 organic salsas under the Garden Valley Organic brand name including five varieties of fat-free and vinegar-free salsas (sun-dried tomato, roasted garlic tomato, black bean, black bean and corn and chunky organic tomato) in three levels of heat, mild, medium and hot. A medium green tomatillo salsa is also available. OFPI also markets a line of ten organic salsas under the Parrot brand name. Varieties include chunky, black bean, tomatillo, spicy gourmet as well as an enchilada sauce.

Natural Juices and Water

      OFPI markets a line of natural fruit and vegetable juices under the Sunny Farms brand name. In addition, it also distributes a line of bottled water products under the Napa Valley Springs Water brand.

Organic Condiments

      OFPI offers three organic mustards under the Garden Valley Organic brand name. All three mustards use organic mustard seed for flavoring and are offered in yellow, stoneground and dijon. OFPI offers an organic ketchup and an organic crushed garlic under the Millina's Finest brand name. All condiments are fat-free and sugar-free.

Children's Meals

      OFPI offers five canned organic children's meals, composed of pasta rings in tomato sauce, pasta rings in tomato cheese sauce, letters and numbers in tomato sauce, pasta rings and veggie franks, and beans with veggie franks.

Organic Juices

      OFPI markets a line of pasteurized organic fruit juices under the "Cinagro" brand name in 32 oz. and 10 oz. glass jars. Flavors include Carrot/Lemon Lime, Apple Carrot Smoothie, Total Tomato, Veggie Array, Hibiscus Super "C", Lemon Berry, Tropical Peach, and Very Berry Cranberry.

Functional Beverages

      OFPI markets a functional beverage called Energy Plus, sold in 7.7 oz. cans in a single flavor.

Sales and Distribution

      OFPI sells its products either directly or through distributors or independent commissioned food brokers and specialty food brokers to health food and specialty food stores, club stores, including Price/Costco and BJ's, retail chain and independent grocery stores, including Safeway, A&P, Trader Joe's, Raley's, Long's and Lucky's, and convenience stores. Currently OFPI's products are offered in over 6,000 health food stores, 250 club stores and 2,000 grocery stores located in all 50 states and in the Far East, Middle East, Canada, and Europe. OFPI currently uses 21 specialty food brokers and 50 food distributors to sell to health food and other independent retail stores and 8 food brokers to sell to club stores and certain grocery store chains. OFPI also sells directly to other grocery store chains. In order to increase its distribution and sales, OFPI offers special promotional pricing and occasionally may pay "slotting fees," which are payments made by food processors and distributors to retail stores in order to acquire retail shelf space for their food products.

      A broker incentive plan has been implemented based on semi-annual quotas to motivate brokers to increase their sales of OFPI products. OFPI has also entered into "preferred vendor" arrangements with certain retail store chains to obtain closer working relationships and enhanced retail merchandising and promotional support.

      OFPI is focusing on its core natural foods distribution, and is entering into new distribution arrangements with mass-market accounts where profitable. Management believes there is an opportunity to enter conventional supermarkets as they become more committed to providing a variety of organic and natural food products.

Marketing and New Product Development

      OFPI's product marketing emphasizes the organic, all natural and generally fat-free content of its products as a healthful and tasty alternative to similar traditional food products. Each brand is targeted toward specific consumer segments with appropriate products, flavor variants, images and messages. OFPI promotes its Millina's Finest and Parrot product lines for sale to natural food and health food stores and the specialty or "gourmet" departments of grocery stores, while the Garden Valley Naturals line is offered as a lower priced mass-market product. OFPI also promotes a pricing strategy in which its organic food products are offered at prices only slightly higher than their non-organic counterparts. United Natural Foods accounted for approximately 26% and Price/Costco accounted for approximately 17% of OFPI's revenues for the year ended June 30, 1998. In the year ended June 30, 1999, United Natural Foods accounted for approximately 27% and Price/Costco accounted for approximately 9% of OFPI's revenue. A loss of either of these customers would have a material adverse effect on OFPI's operations.

Manufacturing Facilities and Suppliers

      OFPI manufactures its products in a 24,000 square-foot food processing and warehouse facility it leases in Morgan Hill, California. Manufacturing involves mixing the product's ingredients in 1,000-gallon kettles and then bottling, labeling and casing the product for delivery to the customer. Some products are packaged in shrink-wrapped combination packs consisting of two or more separate products in one tray. OFPI manufactures all of its products, except its mustard condiments, Kids' Meals, Energy Plus and certain beverage sizes and pastas which are processed and packaged for OFPI by a co-packer. In addition to the Morgan Hill facility, OFPI uses a public warehouse on the East Coast and a leased warehouse on the West Coast of the United States for inventory storage and distribution.

      While many raw materials are available from a number of sources, OFPI currently purchases its organic tomato products from only two suppliers and has written agreements covering a majority of its anticipated tomato product purchases. Sun Garden Packing Company sourced approximately 18% of OFPI's raw material purchases for the year ended June 30, 1999, and 20% for the year ended June 30, 1998. OFPI believes that other suppliers are available who could provide products at similar prices and terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which could adversely affect operating results.

Competition

      The natural food and health food industries in general and the pasta sauce, salsa, condiment and fruit juice businesses in particular are highly competitive, and there are numerous multinational, regional and local firms that currently compete, or are capable of competing, with OFPI. In the non-organic pasta sauce market, our competitors include The Campbell's Soup Company, through its Prego brand, Unilever Canada Limited, through its Ragu brand, Borden, Inc., through its Classico brand, and Newma s Own. In the non-organic salsa market, we face competition from Campbell's Soup's Pace brand, the Old El Paso brand of

International Home Foods, Inc. and the La Victoria brand of products of Authentic Specialty Foods (DESC). Our competitors in the non-organic condiments market include H.J. Heinz Company, Reckitt & Colman Inc., which markets French's mustard, and International Home Foods, which markets Gulden's mustard. Our competition in the fruit juice market includes the Coca-Cola Company, through its Minute Maid brand, and Del Monte Foods International, Inc. We compete with national cut pasta manufacturers such as Borden, through its Ravarino & Freschi brand, and New World Pasta Company, which sells pasta under the American Beauty and Ronzoni brands.

      We also compete with DeBoles, which makes a line of pastas and organic and natural pasta sauces. In the organic salsa market, our competitors include Simply Natural, Small Planet Foods, L.L.C.'s Muir Glen line of products, and Enrico. We face competition in the natural food condiment market from Eden, Canoleo, Nasoya, Annie's, and Braggs. In the organic or natural fruit juice market, we face competition from Odwalla, Inc. and J.M. Smucker Company's Knudsen brand of drinks.

      Competitive factors in the pasta sauce, salsa and related specialty foods industry include price, quality, brand image and flavor. OFPI positions its product lines to be slightly more expensive than their nonorganic food counterparts but consistent with prices charged by other organic food marketers. OFPI believes its products compete favorably against other organic foods with respect to quality and flavor.

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

Government Regulation

      The Company is subject to various Federal, state and local regulations relating to cleanliness, maintenance of food production equipment, food storage and food handling, and the Company is subject to unannounced on-site inspections of its manufacturing facilities. As a manufacturer and distributor of foods, the Company is subject to regulation by the U.S. Food and Drug Administration ("FDA"), state food and health boards and local health boards in connection with the manufacturing, handling, storage, transportation, labeling and processing of food products. In order to offer organic food products, the Company is also subject to inspection and regulation by the USDA. Regulations in new markets and future changes in the regulations may adversely impact the Company by raising the cost to manufacture and deliver the Company's products and/or by affecting the perceived healthfulness of the Company's products. A failure to comply with one or more regulatory requirements could interrupt the Company's operations and result in a variety of sanctions, including fines and the withdrawal of the Company's products from store shelves. The Company holds all material licenses and permits required conducting its operations.

      The Company is also subject to Federal and state laws establishing minimum wages and regulating overtime and working conditions.

Employees

As of June 30, 1999, OFPI had 29 employees including its executive officers, food production, processing and warehousing employees and administrative personnel. OFPI's employees are not covered by a collective bargaining agreement, but OFPI considers its employee relations to be satisfactory.


ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

      OFPI leases approximately 24,000 square feet for its corporate office, manufacturing and warehouse facility in Morgan Hill, California from a non-affiliate on a seven-year lease expiring April 30, 2003, at a monthly rental of $6,674 plus rental escalations of 3% per year. The Company also leases 20,000 square feet of warehouse space in San Jose, California for use as a distribution center on a month-to-month lease, at a monthly rental of $6,000. OFPI is negotiating with its landlord at Morgan Hill to lease an additional 50,000 square feet of space for additional warehousing facilities, although no such lease has been executed.


ITEM 3. LEGAL PROCEEDINGS
-------------------------

      In November 1998, Global Natural Brands, Inc.("Global")and its four principals filed a lawsuit against Organic and its four principals, alleging unpaid wages and seeking money damages and injunctive relief. Global had provided managerial services to the Company from April 1998 to October 1998, when its services were terminated by the Company. In January 1999, Global amended its complaint by including securities fraud claim, among other causes of action. Meanwhile, Global sought to obtain a temporary restraining order, a preliminary injunction and a writ of attachment against Organic without success.

In May 1999, Organic and its principals cross-complained against Global and its principals, seeking damage for breach of contract, breach of fiduciary duty, fraud, negligence and a declaratory relief for indemnity and contribution, plus punitive damages. In June 1999, the parties mediated this dispute to no avail.

Having tendered Global's claim to its E&O liability carrier, Organic and its principals are in the process of obtaining coverage from the carrier and will vigorously defend against this lawsuit.

On August 26, 1999, the Court denied Organic's motion for bond and Global's motions to compel arbitration and for sanctions. Consequently, this dispute is still pending before the Santa Clara Superior Court.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

Not applicable.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

      The Company's Common Stock traded on the NASDAQ Small cap Market under the symbol "OFPI" from August, 1997 to May 26, 1999 Since then, it has traded on the NASDAQ OTC Bulletin Board System.

      The following table sets forth for the quarter indicated the range of high and low closing prices of the Company's Common Stock as reported by NASDAQ but does not include retail markup, markdown or commissions.

                                                                  Price
                                                              -------------
By Quarter Ended:                                             High      Low
-----------------                                             ----      ---

September 30, 1997.......................................    $ 4.3125  $ 3.875
December 31, 1997........................................      4.5625    2.875
March 31, 1998 ..........................................      3.625     2.625
June 30, 1998 ...........................................      4.25      3.00
September 30, 1998.......................................      3.375     1.00
December 31, 1998 .......................................      0.9375    0.375
March 31, 1999 ..........................................      1.6875    0.5625
June 30, 1999 ...........................................      1.50      0.5312

      As of September 30, 1999, the Company had approximately 700 record and beneficial stockholders.

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

      In connection with the February, 1998 acquisition of Sunny Farms, the company is obligated to pay a 6% "coupon rate" on the portion of the purchase price that was paid for in common stock. Amounts earned through June 30, 1999 were not material.


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

Introduction

      OFPI was incorporated in 1987 as S&D Foods, Inc., and changed its name to Garden Valley Naturals in 1995. Doing business as Garden Valley Naturals from 1987 to 1996, OFPI has manufactured and marketed pesticide-free or "organic" and "all natural" pasta sauces, salsas and condiments under the brand names "Garden Valley Naturals", "Garden Valley Organics," "Millina's Finest" and "Parrot." It began marketing its Parrot line of salsas in 1987, its Garden Valley Naturals line of condiments in 1991 and its Garden Valley Naturals line of pasta sauces and salsas in 1994. In June 1996, Garden Valley Naturals merged with Organic Food Products, which also marketed a line of organic food products, including pasta sauces, salsas and canned tomatoes, together with dry cut pastas and organic children's meals. The surviving merged entity operates under the Organic Food Products, Inc. name.

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

      Investors should carefully consider the following information as well as other information contained in this Report. Information included in this Report contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. See, e.g., Item 1, "Strategy." No assurance can be given that the future results covered by the forward-looking statements will be achieved. The following matters constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties that could cause actual results to vary materially from the future results covered in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements.

Year Ended June 30, 1999 Compared to Year Ended June 30, 1998

Revenues

      OFPI's revenues for the year ended June 30,1999 ("1999") were $10,368,000 compared to $12,304,000 for the year ended June 30, 1998 ("1998"), a decrease of $1,936,000, or 15.7% compared to an 8.1% increase in 1998. The decrease in revenues in 1999 was primarily due to a reduction in club stores sales combined with a decrease in overall pasta sauce and salsa product sales due to competitive pressures and stock outs due to working capital constraints in the second half of 1999. The decrease in pasta sauce sales was partially offset by the sales of juice products as a result of the Sunny Farms acquisition in February 1998. The 1998 increase was attributable to the acquisition of Sunny Farms Corporation in February, 1998.

Cost of Goods Sold

      OFPI's cost of goods sold for 1999 was $9,177,000 or 88.5% of sales, versus $9,420,000, or 76.5% of sales for 1998. The increase in cost-of-goods sold as a percentage of sales was due primarily to increased manufacturing costs, inventory write-downs, and higher priced raw food ingredients, specifically organic tomatoes. The manufacturing cost increase was caused primarily by lower throughput, which reduced plant operating efficiencies and resulted in a higher proportion of fixed plant costs.

      Subsequent to year-end and in connection with the Merger, organizational changes have been made within the manufacturing and purchasing functions. As a result, management believes with the merger OFPI's operations will become more efficient and unit costs will decrease by the end of the 2000 fiscal year, producing reductions in cost-of-goods sold in subsequent periods.

Sales and Marketing Expenses

      OFPI's sales and marketing expense for 1999 as $2,624,000, or 25.3% of sales, versus $3,049,000 or 24.8% of sales for 1998. The decrease in sales and marketing expense was due to decreases in personnel and a reduction in promotional activities such as in-store demonstrations. The Company's marketing activities in 1999 were constrained due to the limited working capital during the fiscal year. The Company anticipates the synergies and additional capital available as a result of the Merger will enable the Company to increase its market share in certain categories.

General and Administrative Expenses

      OFPI's general and administrative expenses for 1999 were $1,856,000, or 17.9% of sales, versus $1,922,000 or 15.6% of sales for 1998. The decrease in 1999 was due, in large part, to higher levels of expense in 1998 professional services, legal fees, accounting and tax services and such other costs incidental to OFPI becoming a public company. These increases were offset in 1999 in part by a decrease in salaries and related costs as a result of cost cutting and lower sales levels.

Loss on Write-down of Fixed Assets and Goodwill

      During 1999 and 1998, the Company determined that certain goodwill and fixed assets were impaired, based on estimations of expected undiscounted future cash flows from operations under current operating conditions. Discounted cash flow estimates under the same operating assumptions indicated that they may not be sufficient to recover the cost of the goodwill arising from the purchase of

OFP, and accordingly, goodwill of $2,182,000 was written off. The related fixed assets were reduced by $240,000 to their fair value as estimated by appraisal from an independent third party, resulting in a total 1998 write off of $2,422,000. The affected fixed assets will be depreciated at their new book basis over their remaining useful life. Unamortized goodwill of $1,080,000 relating to the February, 1998 Sunny Farms acquisition was similarly evaluated and written off during 1999. These losses are included in "Loss on Write-down of Fixed Assets and Goodwill" in the accompanying Statements of Operations.

Net Interest Expense

      OFPI's interest expense for 1999 was $181,000 versus $102,000 for 1998. The increase in interest expense resulted from an increase in the utilization of the revolving credit line to fund operating losses. (See Liquidity and Capital Resources).

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

      The Company uses outside service providers for the processing and administration of its payroll, 401k retirement plan and insurance benefit programs. Although a survey of these services providers has not been completed, the Company believes that these providers will have systems, and based upon its initial efforts to date as described herein, and does not anticipate that any other information technology projects will be delayed in the future due to the year 2000 problem.

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

Liquidity and Capital Resources

      During 1998, the Company completed its initial public offering (IPO) of 1,495,000 shares of Common Stock at $4.00 per share, for gross proceeds at $5,982,000 (including 195,000 underwriters' over-allotment shares). The net proceeds of approximately $4,596,000 (after offering costs of $1,384,000) were used to pay down approximately $3,613,000 of existing debt. The balance was used for working capital purposes, to purchase raw materials and equipment, to repay debt and to provide marketing funds to introduce new products and to introduce existing products into new markets. Equipment purchases were used for retooling and to acquire additional packaging equipment to convert, when required, production from boxed cases to shrink wrap cases.

      The Company also used an equipment line provided by its lender to finance the purchase of juice bottling equipment as part of its acquisition of Sunny Farms. Such equipment line was retired during 1998.

      As of June 30, 1999, the Company's cash position was severely limited. The operating losses have placed severe strains on the Company's cash position. To remedy this situation, the Company pursued the Merger, which became effective October 6, 1999. In connection with the Merger, the newly combined group replaced existing lines of credit with a new $9,000,000 package with Wells Fargo Bank. The new agreement will be collateralized by substantially all assets of the newly combined group, and will bear interest at prime plus 1% to 1 1/4%. Advances under the new line will be limited to a borrowing base consisting of certain accounts receivable and/or inventory. Included in the total borrowings will be two term notes of $1,067,000 and $150,000 requiring payment over 60 and 18 months, respectively, and a capital expenditure note of up to $1,500,000 to be repaid over 60 months beginning in August 2002. Other advances will be made under a revolving promissory note expiring in October 2000.

      Also in connection with the Merger, the Company completed a Private Placement of 16 Units in October 1999. Each Unit consisted of a $25,000 unsecured and subordinated promissory note bearing interest of 10%, plus warrants to purchase 10,000 shares of Common Stock at $.01 per share from January 1, 2000 to September 30, 2000. Net proceeds of approximately $370,000 were received, after offering expenses of approximately $30,000.

      The Company believes that with the new credit facilities and proceeds for the private placement, coupled with anticipated cost savings in the area of manufacturing, should be adequate to fund the Company's estimated cash requirements for the year ending June 30, 2000. There can be no assurances, however, that all of the anticipated savings can be attained by year-end.

      During 1999, the Company provided $70,000 in cash from operating activities, compared to using $1,215,000 in 1998. The decrease use of cash resulted primarily from increases in accounts payable and reduction of inventory levels. Cash used in investing activities was $134,000 in 1999 compared to $1,624,000 in 1998, reflecting the Sunny Farms acquisition as well as increased purchases of fixed assets in 1998.

      Cash provided by financing activities decreased to $189,000 in 1999 compared to $2,818,000 in 1998. Proceeds from sale of stock to Global Natural Brands, Ltd. and the IPO mentioned above totaled $5,517,000 in 1998, offset by repayments of debt to outsiders and to related parties.

      The Company's future results of operations and the other forward-looking statements contained in this document, in particular the statements concerning plant efficiencies and capacities, capital spending, research and development, competition, marketing and manufacturing operations and other information provided herein involve a number of risks and uncertainties. In addition to the factors discussed above, other factors that could cause actual results to differ materially are general business conditions and the general economy; competitors' pricing and marketing efforts; availability of third-party material products at reasonable prices; risk of nonpayment of accounts receivable; risks of inventory obsolescence due to shifts in market demand; timing of product introductions; and litigation involving product liabilities and consumer issues.

New Applicable Account Pronouncements

      In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings' effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

      Historically, the company has not entered into derivatives contracts either to hedge existing risks of for speculative purposes. Accordingly, the Company does not expect adoption of this new standard on July 1, 2000 to affect its financial statements.

ITEM 7. FINANCIAL STATEMENTS
----------------------------



Report of Independent Certified Public Accountants

To The Shareholders and Board of Directors of Organic Food Products, Inc.

We have audited the accompanying balance sheet of Organic Food Products, Inc. as of June 30, 1999, and the related statements of operations, changes in shareholders' equity (capital deficit), and cash flows for each of the two years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 1999 and 1998 financial statements referred to above present fairly, in all material respects, the financial position of Organic Food Products, Inc. as of June 30, 1999, and the results of its operations, changes in shareholders' equity (capital deficit), and its cash flows for each of the two years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained recurring losses from operations, has violated its loan covenants, and has a net capital deficit and negative working capital at June 30, 1999. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans as to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 BDO SEIDMAN, LLP
                                                 Certified Public Accountants
San Francisco, California
September 10, 1999, except for
 Notes 6 and 13, which are as of October 6, 1999

ORGANIC FOOD PRODUCTS, INC.
BALANCE SHEET

                                                                   June 30, 1999
                                                                   -------------
Assets

Current Assets
     Cash                                                            $  166,485
     Accounts receivable, less allowances for bad debts,
        spoils and returns, and charge-backs of $706,237
        (Notes 6 and 8)                                               1,059,107
     Inventory, net (Notes 2, 3, 6, and 7)                            1,194,261
     Prepaid expenses                                                   117,652
                                                                     ----------
Total current assets                                                  2,537,505

Fixed assets (Notes 4 and 6)                                          1,175,075
                                                                     ----------

Total Assets                                                         $3,712,580
                                                                     ==========



                 See accompanying summary of accounting policies
                       and notes to financial statements.

ORGANIC FOOD PRODUCTS, INC.
BALANCE SHEET

                                                                  June 30, 1999
                                                                  -------------

Liabilities and Capital Deficit

Current Liabilities
     Line of Credit (Note 6)                                       $  1,168,349
     Accounts payable (Note 8)                                        2,009,969
     Accounts payable-related parties (Note 3)                          216,579
     Accrued expenses (Notes 5, 7 and 9)                                355,083
     Accrued wages and taxes                                             92,583
     Notes payable-related parties  (Note 3)                            497,238
     Capitalized  lease obligation                                       13,237
                                                                   ------------

Total current liabilities                                          $  4,353,038

Commitments (Notes 6, 7, and 13)

Capital Deficit (Notes 5, 9, 10 and 13):
     Common stock, no par value, 20,000,000 shares authorized,
        7,275,688 issued and outstanding                              9,851,687

     Accumulated deficit                                            (10,492,145)
                                                                   ------------

Total capital deficit                                                  (640,458)
                                                                   ------------

Total Liabilities and Capital Deficit                              $  3,712,580
                                                                   ============


                 See accompanying summary of accounting policies
                       and notes to financial statements.



ORGANIC FOOD PRODUCTS, INC.
STATEMENTS OF OPERATIONS

                                                               Years ended June 30,
                                                           ----------------------------
                                                               1999            1998
                                                               ----            ----

Revenues (Note 8)                                          $ 10,368,300    $ 12,304,323

Cost of Goods Sold (Notes 3 and 8)                            9,176,881       9,419,802
                                                           ------------    ------------

Gross Profit                                                  1,191,419       2,884,521
                                                           ------------    ------------

Sales and Marketing Expense                                   2,624,155       3,048,865

General and Administrative Expenses (Note 3)                  1,855,661       1,922,030

Loss on Write-down of Fixed Assets and Goodwill (Note 4)      1,024,213       2,410,936
                                                           ------------    ------------

                                                              5,504,029       7,381,831

Loss from Operations                                         (4,312,610)     (4,497,310)

Interest Expense, Net (Note 6)                                 (181,336)       (102,413)

Other Expense, Net                                              (22,914)        (34,719)
                                                           ------------    ------------

Loss before Income Taxes                                     (4,516,860)     (4,634,442)

Provision for Income Taxes (Note 11)                               (800)         15,200
                                                           ------------    ------------

Net Loss                                                   $ (4,517,660)   $ (4,619,242)
                                                           ============    ============

Basic and Diluted Loss per Share (Note 9)                  $       (.62)   $       (.69)
                                                           ============    ============

Weighted Average Number of Shares Outstanding (Note 9)        7,275,668       6,696,945
                                                           ============    ============


                    See accompanying summary of accounting policies
                          and notes to financial statements.

                                          F-4


ORGANIC FOOD PRODUCTS, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS'
EQUITY (CAPITAL DEFICIT)

                                                                                                Total
                                                                                            Shareholders'
                                                     Common Stock                              Equity
                                               -------------------------     Accumulated      (Capital
                                                 Shares         Amount         Deficit         Deficit)
                                                 ------         ------         -------         --------

Balance, July 1, 1997                          5,297,913    $  3,971,720    $ (1,355,243)   $  2,616,477

Repurchase of Shares                             (40,000)       (100,000)           --          (100,000)

Proceeds from initial public offering,
   net of costs of $1,384,404 (Note 9)         1,495,000       4,595,566            --         4,595,566

Stock issued for director  expenses               17,200          34,401            --            34,401

Stock issued for  acquisition of
  Sunny Farms, Inc. (Note 5)                     283,333         850,000            --           850,000

Proceeds from sale of stock to
  Global Natural Brands  (Note 9)                222,222         500,000            --           500,000

Net loss  for the year                              --              --        (4,619,242)     (4,619,242)
                                            ------------    ------------    ------------    ------------

Balance, June 30, 1998                         7,275,668       9,851,687      (5,974,485)      3,877,202

Net loss for the year ended June 30, 1999           --              --        (4,517,660)     (4,517,660)
                                            ------------    ------------    ------------    ------------

Balance, June 30, 1999                         7,275,668    $  9,851,687    $(10,492,145)   $   (640,458)
                                            ============    ============    ============    ============


                          See accompanying summary of accounting policies
                                 and notes to financial statements.

                                                 F-5


ORGANIC FOOD PRODUCTS, INC.
STATEMENTS OF CASH FLOWS


                                                            Years ended June 30,
                                                        --------------------------
Increase (Decrease) in Cash:                                1999           1998
----------------------------                                ----           ----
Cash flows from operating activities:

   Net Loss                                             $(4,517,660)   $(4,619,242)

   Adjustments to reconcile net loss to net cash
   provided (used) by operating activities
     Depreciation and amortization                          277,702        345,352
     Loan to shareholder forgiven                              --          168,000
     Loss on write-down of fixed assets and goodwill      1,024,213      2,410,977
     Stock issued for directors' expenses                      --           34,401
     Provision for reserves against receivables             381,744        160,981
     Provision for reserve for inventory obsolescence       203,973         85,000
     Deferred income taxes                                     --          (16,000)
   Changes in Assets and Liabilities
     Accounts receivable                                   (294,566)        36,625
     Inventory                                            2,295,752        410,061
     Prepaid expenses and other                              69,817       (143,644)
     Income tax refund receivable                              --          167,694
     Accounts payable                                       613,269       (461,227)
     Accrued liabilities                                     15,260        206,029
                                                        -----------    -----------

Net cash provided (used) by operating activities             69,504     (1,214,993)
                                                        -----------    -----------

Cash flows from investing activities:
     Purchase of fixed assets                              (134,601)      (603,915)
     Advances to shareholder                                   --          (84,000)
     Cash received from sale of fixed assets                  1,000         34,600
     Purchase of Sunny Farms                                   --         (971,171)
                                                        -----------    -----------

Net cash used by investing activities                      (133,601)    (1,624,486)
                                                        -----------    -----------

Cash flows from financing activities:
     Repayment of notes payable and capital lease       $  (100,000)   $  (181,356)
     Repayment of notes payable-related parties                --       (1,749,322)
     Proceeds from issuance of stock                           --        5,516,904
     Proceeds from line of credit                         7,840,846      1,911,205
     Repayments on line of credit                        (7,551,849)    (2,679,292)
     Proceeds from notes payable                               --          100,000
     Re-purchase of treasury stock                             --         (100,000)
                                                        -----------    -----------

Net cash provided by financing activities                   188,997      2,818,139
                                                        -----------    -----------

Net increase  (decrease) in cash                            124,900        (21,340)

Cash at beginning of year                                    41,585         62,925
                                                        -----------    -----------

Cash at End of Year                                     $   166,485    $    41,585
                                                        ===========    ===========


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                                       F-6

ORGANIC FOOD PRODUCTS, INC.
SUMMARY OF ACCOUNTING POLICIES


Nature of Operations    Organic Food Products, Inc. ("OFPI" or the "Company") is
                        a California corporation incorporated on July 7, 1987.
                        The principal business purpose of the Company is the production and distribution of organic food products throughout the United States.

Use of Estimates        The preparation of financial statements in conformity
                        with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based
Compensation            Statement of Financial Accounting Standards (SFAS) No.
                        123, Accounting for Stock-Based Compensation established a fair value method of Accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. SFAS 123 encourages, but does not require companies to record compensation cost for stock-based employee compensation. The Company has chosen to continue to account for employee utilizing the intrinsic value method prescribed in Accounting
                        Principles Board Opinion (APB) No. 25, Accounting for
                        Stock Issued to Employees. Accordingly, compensation cost for employee stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Options granted to non-employees are recorded at the estimated fair value of the option granted over the service peri net income (loss) and earnings (loss) per share is provided as if the Company had elected the fair value method of accounting for all stock-based compensation awards.

Accounts Receivable
and Allowances          The Company provides allowances for estimated credit
                        losses, product returns, spoilage, and other manufacturer charge back adjustments (for advertising allowances, etc.) at a level deemed appropriate to adequately provide for known and estimated losses.

                        The allowances are based on reviews of loss, return, spoilage, adjustment history, contractual relationships with customers, current economic conditions, and other factors that deserve recognition in estimating potential losses. While management uses the best information available in making its determination, the ultimate recovery of recorded accounts receivable, is also dependent on future economic and other conditions that may be beyond management's control.

Inventory               Inventory quantities and valuations are determined by a
                        physical count and pricing of same. Inventory is stated at the lower of cost, first-in, first-out method, or market.

ORGANIC FOOD PRODUCTS, INC.
SUMMARY OF ACCOUNTING POLICIES


Earnings (Loss)
Per Share               In February 1997, the financial Accounting Standards
                        Board issued SFAS No. 128, Earnings Per Share, which supersedes APB No. 15, the existing authoritative guidance. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997, and requires restatement of all prior-period earnings per share data presented. The new statement modifies the calculations of primary and fully diluted earnings per share and replaces them with basic and diluted earning
                        (loss) per share are computed by dividing income or loss available to common shareholders by the weighted average number of shares actually outstanding for the period.
                        Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Because of losses in 1999 and 1998, the decline in market price below the exercise price of certain options and warrants, and differences of less than $.01 per share due to certain other options potentially dilutive securities are either anti-dilutive or have no effect. Accordingly, calculations under the new standard, which was adopted in the quarter ended
                        December 31, 1997 were the same as those under the prior method.

Income Taxes            The Company accounts for income taxes in accordance with
                        SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach. This approach results in the recognition of deferred tax assets
                        (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the book carrying amounts and the tax basis of assets and liabilities. Future tax benefits are subject to a valuation allowance to the extent of the l tax assets may not be realized.

Revenue Recognition     The Company recognizes revenues through sales of
                        products primarily to grocery and club store chains.
                        Sales are recorded generally when goods are shipped.
                        Potential returns, adjustments and spoilage allowances are provided for in accounts receivable allowances and accruals.

Fixed Assets            Fixed Assets are recorded at cost. Depreciation is
                        provided using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred.

Long-Lived Assets       Long-lived assets, including fixed assets, goodwill, and
                        other intangible assets, are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, or whenever management has committed to a plan to dispose of the assets. Such assets are carried at the lower of book value or fair value as estimated by management based on appraisals, current market value, and comparable sales value, as appropriate. Assets by such impairment loss are depreciated or amortized at their new carrying amount over the remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. In determining whether an impairment exists, the company uses undiscounted future cash flows compared to the carrying value of assets.

ORGANIC FOOD PRODUCTS, INC.
SUMMARY OF ACCOUNTING POLICIES


Fair Value of
Financial Instruments   The Company's notes payable approximate fair value based
                        on rates currently available from the bank for debt with similar terms and maturities. The fair value of notes payable-related parties approximates the book value due to shortness of the remaining term. The fair value of the Company's commitments to purchase inventory is based on current market prices available to the Company. The carrying amounts of accounts receivable approximate fair value because of the short maturity of thiese items.

Comprehensive Income    During 1999, the Company adopted SFAS No. 130, Reporting
                        Comprehensive Income. SFAS 130 established standards for reporting and display of comprehensive income and its components in the entity's financial statements. The objective of SFAS 130 is to report a measure of all changes in the equity of an enterprise that result from transactions and other economic events of the period.
                        Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS 13 recognition or measurement for comprehensive income and its components and, therefore, did not have an impact on the financial condition or results of the Company upon adoption.

Slotting and
Advertising Costs       The Company expenses advertising costs as incurred or
                        when the related campaign commences. Slotting fees paid or credited to club stores and grocery chains for shelf space allocations are amortized over the life of the agreement, generally one year.

Segments Effective July 1, 1998, the company also adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement requires reporting of financial and descriptive information about reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performan operates in only one business segment, production and distribution of processed organic foods, and has already complied with any additional disclosure requirements. SFAS 131 does not address issues of recognition or measurement in the basic financial statements, and thus had no impact on the Company's financial condition or results of operation upon adoption.

Other New Accounting
Pronouncements          In June 1998, the Financial Accounting Standards Board
                        issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on hedging derivative with th changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings' effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

                        Historically, the company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of this new standard on July 1, 2000 to affect its financial statements.

ORGANIC FOOD PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS


1. Basis of
   Presentation and
   Going Concern        Through June 30, 1999 the company had sustained
                        recurring losses from operations, was in vciolation of its loan covenants (see Note 6), and had both a net capital deficit and a net working capital deficiency.
                        These conditions raise substantial doubt about the ability of the Company to continue as a going concern.
                        During fiscal 2000, the Company expects to meet its working capital and other cash requirements with cash derived from operations, borrowings and other financing as required. In addition, the Company is in the process of a strategic merger with two other food companies, which will include a new financing package for the newly-combined entity (see Note 13).

                        The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations by controlling expenses, obtaining additional business and completing the merger and related new financing. Management believes that the combination of cost reduction actions and synergies related to the merger should improve the Company's profitability in fiscal 2000. However, there can be no assurance that the Company's efforts to achieve and maintain profitable o The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Inventory            As of June 30, 1999, inventory consisted of the
                        following:


                        Raw materials                            $   508,280
                        Finished goods                             1,015,293
                        Less: provision for obsolete inventory      (329,312)
                                                                 -----------
                                                                 $ 1,194,261
                                                                 ===========

3. Related Party
   Transactions         Notes Payable-Related Parties

                        Notes payable-related parties consist of two 6% interest bearing notes payable for $248,619 each, unsecured and subordinated to other secured parties, past due at June 30, 1999.

                        Organic Ingredients, Inc. ("OI"), a company 50% owned by the Company's President, supplies certain organic ingredients used primarily in the Company's fruit juice products. Total purchases from OI amounted to $258,881 and $564,450 during fiscal year 1999 and 1998, respectively. As of June 30, 1999, a total of $216,579 was owed to OI.

                        As of June 30, 1998, the Company wrote off the $168,000 balance of a non-interest bearing note receivable from the Company's President in exchange for termination of the contract, which originally called for additional non-interest bearing cash advances.

ORGANIC FOOD PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS


3. Related Party
   Transactions
   (continued)          Management Services Contract

                        In April 1998, the Company contracted for management services from Global Natural Brands, Inc. (Global). Under the contract, Global provided the services of four individuals to fill the offices of Chief Executive Officer, Chief Financial Officer, Vice President-Sales & Distribution and Vice President-Marketing for a four-year period ending June 30, 2002. The contract provided for minimum annual cash payments to Global of $300,000, with escalations based on certain earnin attainment conditions. In addition, up to 1,808,784 options to purchase the Company's Common Stock could have vested over a total of four years based on certain stock price and earnings improvement performance conditions. However, the contract with Global was terminated by the Company in October 1998.

                        Under the agreement, $380,109 and $154,135 in management fees, related travel and relocation expenses were incurred during the years ended June 30, 1999 and 1998, respectively. Additionally, Global also agreed to reimburse the Company $50,000 in costs related to a failed acquisition of an unrelated third party during the year ended June 30, 1998.

                        Subsequent to termination of the contract, Global filed suit against the Company alleging unpaid wages and seeking money damages and injunctive relief. Mediation efforts have been unsuccessful to date. However, management plans to vigorously defend this action, and believes the outcome will not have a material effect on the financial position or results of operations upon settlement.

4. Fixed Assets and
   Goodwill A summary of fixed assets at June 30, 1999 is as follows:

                                                          Useful      Carrying
                                                           Life         Value
                                                           ----         -----

                        Computer software and equipment   5 years   $    58,218
                        Leasehold improvements            7 years       185,449
                        Machinery and equipment        7-20 years     1,112,198
                        Office equipment                  5 years        53,257
                        Printing plates                   7 years        66,865
                        Vehicles                          5 years        19,542
                                                       ----------   -----------
                                                                      1,495,529
                        Accumulated depreciation                       (320,454)
                                                                    -----------
                                                                    $ 1,175,075
                                                                    ===========

                        During 1998, the Company determined that certain goodwill and fixed assets were potentially impaired, based on estimations of expected undiscounted future cash flows from operations under current operating conditions. Discounted cash flow estimates under the same operating assumptions indicated that there may not be sufficient cash flows to recover the cost of the goodwill arising from the purchase of OFP, and accordingly, goodwill of $2,182,401 was written off. The rela by $240,024 to their fair value as estimated by appraisal from an independent third party. The resulting total $2,422,425 loss is included in "Loss on write-down of fixed assets and goodwill" in the accompanying statements of operations. The affected fixed assets will be depreciated at their new book basis over the remaining useful life.

ORGANIC FOOD PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS


4. Fixed Assets and
   Goodwill
   (continued)          Unamortized goodwill relating to the February 1998 Sunny
                        Farms acquisition (see Note 5) was not affected as of June 30, 1998. During 1999, additional goodwill in the amount of $156,867 was recorded to reflect the estimated value of escrowed shares of common stock which will be released and recorded in 1999 in connection with the Sunny Farms purchase (see Note 5). This amount and all remaining unamortized Sunny Farms goodwill, totaling
                        $1,019,921, was written off during 1999, based on the results for the first year after purchase and an analysis of estimated future cash flows, these amounts could not be recovered under current operating conditions.

                        For the years ended June 30, 1999 and 1998, depreciation expense was $217,240 and $210,158, respectively. Goodwill amortization expense charged to operations for the years ended June 30, 1999 and 1998 was $60,462 and $135,194, respectively.

5. Acquisition of
   Sunny Farms          In February, 1998, OFPI acquired the natural fruit juice
                        and water bottling operations of Sunny Farms Corporation for a total of $971,171 in cash (including costs of acquisition), and the issuance of Common Stock of the Company valued at $1,700,000. Of the total purchase price, $850,000 of the Common Stock portion was contingent upon certain performance conditions over the first year after acquisition and, accordingly, was not recorded at June 30, 1998.

                        The $963,822 excess of the remaining purchase price over identified inventory and fixed assets of approximately $857,000 was accounted for as goodwill. Of the contingent consideration, $156,867 was recorded in fiscal year 1999 based on gross sales targets, but subsequently written off along with the remaining unamortized goodwill due to inability to attain profitable operations and positive cash flows under current operating conditions (see Note 4).

                        The actual number of common stock to be released is currently under review and will be recorded when mutually agreed to by both parties involved. Management has recorded an estimated accrual of $156,867 which is included in accrued expenses as of June 30, 1999.

                        The acquisition was accounted for as a purchase and, accordingly, the results of the Sunny Farms operations are included from February 11, 1998 forward. Pro forma unaudited estimated results of operations for 1998, as if the acquisition had been made effective July 1, 1997, beginning of the first period presented, are as follows:


                        Year ended June 30,                           1998
                        -------------------                           ----
                        Revenues                                  $ 15,486,000
                        Net loss                                  $ (5,059,000)
                        Loss per share                            $       (.75)


                        Only the basic shares issued in February 1998 not subject to forfeit (see Note 9) are included in the above pro forma computation of loss per share.

ORGANIC FOOD PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS


6. Line of Credit       Revolving line of credit with Finova Capital
                         Corporation for up to $3,500,000 interest at
                         the bank's prime rate plus 2 1/2% per annum
                         (10 1/4% at June 30, 1999), interest due
                         monthly, collateralized by accounts
                         receivable, inventory, and fixed assets      $1,168,349

                        The line agreement contains covenants which require, among other things, attainment of certain earnings levels. At June 30, 1999, the Company was not in compliance with this covenant, and had not obtained a waiver for the violation. However, effective October 6, 1999, this financing was replaced in connection with the merger referred to in Note 13.

7. Commitments          Inventory Purchases

                        The Company is committed to purchase raw materials over the next year at contracted prices. At June 30, 1999, these future committed purchases aggregated approximately $60,000 based on the contracted prices.

                        Lease Obligations

                        The Company leases office, warehouse and production space in Morgan Hill, California under a non-cancelable operating lease agreement, expiring April, 2003. Rent expense under this lease agreement for the years ended June 30, 1999 and 1998 was $80,894 and $102,590, respectively. A schedule of future minimum lease payments due under the non-cancelable operating leases at June 30, 1999, is as follows:


                        Year ending                                   Amount
                        -----------                                   ------

                        2000                                           83,300
                        2001                                           85,800
                        2002                                           88,400
                        2003                                           67,600
                                                                     --------
                                                                     $325,100
                                                                     ========

                        Employment Contracts

                        The Company had an employment contract with a key employee, expiring in July 1999, which provided for a base salary and incentives based on attainment of specified levels of sales and earnings. The contract was terminated in 1998 by mutual agreement; approximately $26,000 still due at June 30, 1999 is included in accrued expenses.

ORGANIC FOOD PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS


8. Significant
   Concentrations       For the years ended June 30, 1999 and 1998, the Company
                        had two customers which accounted for approximately 35% and 43% of the total sales volume, respectively. At June
                        30, 1999, the amount due from these customers included in accounts receivable was $76,246.

                        For the year ended June 30, 1999, the Company had three suppliers which accounted for an aggregate of approximately forty-one percent (41%) of the total purchases. For the year ended June 30, 1998, the Company had one supplier which accounted for approximately twenty percent (20%) of the total purchases. At June 30, 1999, the amounts due to these suppliers included in accounts payable totaled $339,544. The Company believes that other suppliers are available who could provide terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which could affect operating results adversely.

9. Shareholders'
   Equity               Common Stock

                        The Company completed an initial public offering of 1,495,000 shares of its no par value common stock at a price of $4.00 per share sold (including 195,000 underwriters' over-allotment shares) under its Registration Statement and Prospectus dated August 8, 1997. The Company received gross proceeds of approximately $5,980,000.

                        In connection with the management contract discussed in
                        Note 3, Global purchased a total of 222,222 shares of the Company's Common Stock in June, 1998 for $500,000. OFPI committed to issue additional shares to bring the market value of the shares issued back to the purchase amount if the market value of the Common Stock was less than $2.50 per share for the average of the closing prices on specified trading dates in August and September, 1998 (with a minimum assigned va this provision, the Company issued 22,222 additional shares to Global; the additional shares are treated as if they were outstanding since the June 1998 date of sale of the initial related shares.

                        In connection with the February, 1998 Sunny Farms acquisition, the Company issued a total of 425,000 shares at $4.00 per share, of which 212,500 were placed in escrow pending certain performance conditions. The agreement provided for issuance of additional shares if the market price of the Company's shares was not at least $4.00 per share for the average of the closing prices on specified trading dates in August, 1998 (with a minimum assigned value of $3.00 per share). U Company issued and recorded an additional 83,333 shares in connection with the non-contingent portion of the purchase. The additional shares related to the non-contingent portion of the purchase are treated as if they were outstanding for the entire period since the Sunny Farms acquisition date.

                        A further 83,334 shares to satisfy the price guarantees related to the contingent shares and were also placed in escrow pending certain performance conditions. Accordingly, only the 283,333 non-contingent shares were actually recorded as issued in the year ended June 30, 1998. The contingently forfeitable shares are not included in the calculation of earnings (loss) per share.

ORGANIC FOOD PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS


10. Stock Options and
    Warrants            Options

                        The following table shows activity in outstanding options during 1999 and 1998:

                                                                      1999                  1998
                                                             --------------------    -------------------
                                                                         Weighted               Weighted
                                                                          Average                Average
                                                                         Exercise               Exercise
                                                               Shares       Price     Shares       Price
                                                               ------       -----     ------       -----

                        Outstanding, beginning of year        2,342,784    $ 2.26      625,000    $ 2.11
                        Granted-employees, directors,
                         and consultants                        428,000    $ 0.73       40,000    $ 3.34
                        Granted (expired unvested)-
                         Global management services          (1,808,784)   $ 2.25    1,808,784    $ 2.25
                        Canceled or expired                    (337,000)   $ 2.56     (131,000)   $ 2.50
                                                             ----------    ------   ----------    ------
                        Outstanding, end of year                625,000    $ 1.19    2,342,784    $ 2.26
                                                             ==========    ======   ==========    ======
                        Options exercisable at year end         208,444    $ 2.09      283,000    $ 2.00
                                                             ==========    ======   ==========    ======
                        Weighted average fair value of
                         options granted during the year-
                         employee and director shares only                 $ 0.57                 $ 1.75


                        The following table shows information for options outstanding or exercisable as of June 30, 1999:

                        ---------------------------------------------------------------------------------------
                                               Options Outstanding                   Options Exercisable
                                        -----------------------------------  ----------------------------------
                                                      Weighted                             Weighted
                                                       Average     Weighted                 Average    Weighted
                                           Number     Remaining     Average     Number     Remaining    Average
                          Range of      Outstanding  Contractual   Exercise  Exercisable  Contractual  Exercise
                        Exercise Price  at 6/30/99   Life (Years)   Price     at 6/30/99  Life (Years)  Price
                        ---------------------------------------------------------------------------------------

                          Up to $2.00     418,000        9.9        $0.69         7,982       9.9       $0.69
                           $2-$2.99       197,000        4.4        $2.16       190,462       4.7       $2.08
                           $3-$3.34        10,000        9.0        $3.34        10,000       9.0       $3.34
                        ---------------------------------------------------------------------------------------
                                          625,000        8.2        $1.19       208,444       4.7       $2.09
                        =======================================================================================

                        In 1998, the Company granted options for 1,808,784 shares at $2.25 per share to Global, the management company providing executive management services (see
                        Note 3). Vesting of the options was dependent upon performance conditions relating to improvement in earnings and share price for which targets were to be established yearly. As of June 30, 1998, no such targets were set by OFPI and the management company, and, accordingly, no amounts were included in expense. No shar when the management company's contract was terminated (see Note 3).

ORGANIC FOOD PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS


10. Stock Options and
    Warrants
    (continued)         All stock options issued to employees have an exercise
                        price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value of the grant dates consistent with the method of SFAS 123, th per share for the years ended June 30, 1999 and 1998, would have been adjusted to the pro forma amounts presented below:


                        June 30,                       1999           1998
                        --------                       ----           ----
                        Net loss
                          As reported              $(4,517,660)   $(4,619,242)
                          Pro forma                $(4,546,131)   $(4,622,802)

                        Loss per share
                          As reported              $      (.62)   $      (.69)
                          Pro forma                $      (.62)   $      (.69)


                        The 1999 amounts include the effects of an increase in fair value resulting from extension of the life of 35,000 directors' shares from 5 to 10 total years.

                        The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model, with the following assumptions for grants in the years ended June 30, 1999 and 1998, respectively: average expected life of five years, average expected volatility of 114.16% and 50.4%, risk-free interest rates of 4.9% and 5.6%, and no dividend yield.

                        Warrants

                        The Company issued warrants to an underwriter in connection with a private placement offering in 1995. As of June 30, 1999, 150,000 warrants were outstanding at exercise prices of $2.00 per share, expiring on December 31, 2002.

                        In addition, the Company issued warrants to individuals in connection with various ten percent (10%) promissory note agreements in 1997. As of June 30, 1999, 200,666 warrants were outstanding at exercise prices of $3.00 per share, expiring on December 31, 1999.

                        In connection with its August, 1997 IPO, the Company issued 130,000 warrants to purchase shares of common stock at $4.00 per share, expiring in August, 2002. Also in 1998, the Company issued 60,656 warrants at $2.625 per share expiring in February, 2003 in exchange for services related to the Sunny Farms acquisition (see
                        Note 5).

ORGANIC FOOD PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS


11. Income Taxes and
    Deferred Income
    Taxes A reconciliation of the Federal statutory rate to the tax provision of the corresponding years is as follows:


                                                                  1999           1998
                                                                  ----           ----
                        Tax benefits at Federal statutory
                         rates                                $ 1,536,000    $ 1,564,800
                        Non deductible expense                     (5,200)       (10,900)
                        Valuation limitation on deferred
                         tax assets                            (1,671,900)    (1,749,600)
                        State income tax benefit, net of
                         Federal effect                           140,300        210,900
                                                              -----------    -----------
                                                              $      (800)   $    15,200
                                                              ===========    ===========


                        Deferred tax assets at June 30, 1999 are as follows:

                        Net operating losses                        $ 2,241,500
                        Inventory Reserve                               112,000
                        Goodwill amortization and write-down            707,700
                        Depreciation and fixed asset  write-down        (25,000)
                        Allowances against receivables                  221,300
                        State income taxes, net of Federal benefits     441,400
                                                                    -----------
                        Total                                         3,698,900
                        Valuation allowance                          (3,698,900)
                                                                    -----------
                        Net                                         $      --
                                                                    ===========


                        Since the Company could not determine it was more likely than not that the deferred tax assets will be realized, a 100% valuation allowance has been provided. At June 30, 1999, the Company had Federal and state net operating loss carryforwards available to offset future Federal and state taxable income of approximately $6,618,000 and $3,482,000, expiring through 2019 and
                        2014, respectively. These carryforwards may be subject to limitations due to the Company's subsequen than 50% in connection with the pending merger (see Note 13).

12. Statements of Cash
    Flows               Non-Cash Investing and Financing Activities

                        The Company recognized investing and financing activities that affected assets and liabilities, but did not result in cash receipts or payments. These non-cash activities are as follows:


                        Years ended June 30,                   1999      1998
                        --------------------                   ----      ----

                        Accrual for value of contingent
                         shares to be issued in connection
                         with the Sunny Farms acquisition    $156,867  $    --
                        Issuance of stock for a portion of
                         Sunny Farms acquisition             $   --    $ 850,000
                        Deferred offering costs charged
                          to Shareholders' equity            $   --    $ 421,338
                        Stock issued for director expenses   $   --    $  34,401

ORGANIC FOOD PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS


13. Subsequent Events   On May 14, 1999, the Company and Spectrum Naturals, Inc.
                        ("Spectrum") entered into a definitive agreement to merge the companies in a stock exchange. In addition, the Company entered into a definitive agreement to acquire all the outstanding shares of OI. Under the terms of the merger, which will be accounted for as a reverse acquisition purchase, Spectrum will receive approximately 75% of the post merger Common Stock of the Company, subject to certain adjustments. The m shareholders of all of the parties, and became effective on October 6, 1999.

                        In connection with the merger, the newly-combined group replaced existing lines of credit with a new $9,000,000 package with Wells Fargo Bank. The new agreement will be collateralized by substantially all assets of the newly-combined group, and will bear interest at Norwest Bank Minnesota prime plus 1% to 1 1/4%.

                        Advances under the new line will be limited to a borrowing base consisting of certain accounts receivable and/or inventory. Included in the total borrowings will be two term notes of $1,067,000 and $150,000 requiring payment over 60 and 18 months, respectively, and a capital expenditure note of up to $1,500,000 to be repaid over 60 months beginning in August 2002. Other advances will be made under a revolving promissory note expiring in October 2000.

                        Also in connection with the Merger, the Company completed a Private Placement of 16 Units. Each Unit consisted of a $25,000 unsecured and subordinated promissory note bearing interest of 10%, plus warrants to purchase 10,000 shares of Common Stock at $.01 per share from January 1, 2000 to September 30, 2000. Net proceeds of approximately $370,000 were received, after offering expenses of approximately $30,000. The buyers of the Units were current shareholders/warrant holders of the Company

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

      On June 18, 1998, the Company elected to terminate its relationship with Semple & Cooper, LLP, as the Company's independent public accountants. Semple & Cooper's reports on the financial statements for the past two years (1) did not contain an adverse opinion or a disclaimer opinion, (2) nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

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


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

Directors and Executive Officers

      The name, age, position, and term of office of each of the Company's executive officers and directors are set forth below:

                                                                          Held
                                                                        Position
        Name                   Age                    Position           Since
        ----                   ---                    --------           -----
John Battendieri               51              Chief Executive Officer
                                               and Director               1996
Richard Bacigalupi             50              Chief Financial Officer    1999
Kenneth A. Steel Jr. (1)       40              Director                   1996
Charles B. Bonner (1) (2)      56              Director                   1996

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

Background

      The following is a summary of the business experience of each executive officer and director of the Company for at least the last five years:

      John Battendieri founded OFPI in 1988 and has served as its President and as a director since 1988 and as its chief executive officer since October 1998. In 1987, he founded Santa Cruz Naturals, an organic fruit juice company, which he sold to Smuckers Corporation in 1992. Mr. Battendieri has grown, developed and marketed a wide variety of natural food products for more than 25 years. He has also served as a director of Organic Ingredients a company in which he holds a 50% ownership interest, since its inception. See "Item 12."

      Richard R. Bacigalupi has served as OFPI's Chief Financial Officer since January 1999. Prior to joining OFPI, he served as the Chief Financial Officer for PowerBar, Inc., a branded consumer product company, from February 1995 to May 1998. From October 1991 to April 1994, Mr. Bacigalupi served as Corporate Controller for Spreckels Industries, Inc., a sugar processing and equipment manufacturing company. Mr. Bacigalupi is a Certified Public Accountant and holds a Bachelor of Science degree in business administration from California State University, Fresno.

      Kenneth A. Steel, Jr. has been employed by K.A. Steel Chemicals, Inc. ("K.A. Steel") since 1978 and has been its Executive Vice President since 1979. K.A. Steel is a privately held Chicago, Illinois based chemical company in which Mr. Steel holds primary responsibilities for sales, marketing and operations management.

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

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

      The following table discloses compensation paid to certain of the Company's executive officer for the year's ended June 30, 1999 and 1998:

                                                Options/         All Other
Name and Principal                   Salary       SARS         Compensation
 Position                    Year       $         (#)                $
 --------                    ----    ------     --------       ------------

James F. Swallow             1999   $   --          --          $    --
 Chief Executive Officer     1998   $ 1 (3)    1,808,784(5)     $    --

Floyd Hill                   1999   $    --         --          $ 154,000(6)
 Chief Executive Officer     1998   $ 123,000    200,000(1)(4)  $    --

John Battendieri             1999   $ 106,000       --          $    --
 Chief Executive Officer     1998   $ 114,000       --          $ 168,000(2)

----------

(1)   See "1995 Stock Option Plan and Item 11

(2) Represents forgiveness of debt. See Item 12, "Certain Relationships and Related Transactions".

(3) Mr. Swallow is an employee of Global Natural Brands Ltd. (Global), which provided executive management services to the Company from April 1998 through October 1998. See Item 12, "Certain Relationships and Related Transactions". During 1999 and 1998, the Company incurred $380,000 and $154,000 in management fees and with Global. Mr. Swallow did not receive a separate salary.

(4) Of these options, 100,000 were terminated by agreement upon Mr. Hill's resignation from the Company in 1998.

(5) Includes 1,808,784 shares issued pursuant to options granted to Global Natural Brands, Ltd., attributed to Mr. Swallow through his partial ownership of Global. These options expired in October 1998 upon termination of the management services contract between the Company and Global. See Item 3, "Legal Proceedings", and Item 12, "Certain Relationships and Related Party Transactions".

(6) Represents amounts paid out under a severance agreement and broker commissions following Mr. Hill's resignation in 1998. Mr. Hill resigned as Chief Executive Officer on February 19, 1998. Amounts due under his employment agreement are being paid over approximately two years.

      The Company's nonsalaried directors do not receive any cash compensation as directors, although they are reimbursed for out-of-pocket expenses in attending Board of Directors' meetings. They have also been granted an aggregate of 75,000 stock options under the Company's 1995 Stock Option Plan exercisable at prices of $2.00 to $2.50 per share.

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

      As of June 30, 1999, 625,000 stock options were outstanding under the plan for officers, directors and employees (593,000 for current and past executive officers and directors) at exercise prices of $0.69 to $3.34 per share.

Option Grants in Last Fiscal Year

      The following table sets forth the options granted to the executive officer named below for the year ended June 30, 1999. During the year, there were no exercises of stock options by the executive officers named below:

                             INDIVIDUAL GRANTS

                         Number       % of Total
                     Of Securities      Options
                       Underlying       Granted         Exercise
                        Options       to Employees      or Base       Expiration
                        Granted         in 1999          Price           Date
                        -------         -------          -----           ----

Richard Bacigalupi      418,000          97.6%           $0.69         June 2019

(1)   Options vest monthly over a three-year period beginning June 1, 1999.


Aggregated option exercises in last fiscal year and fiscal year end option values:

                        Number of Securities          Value of Unexercised
                       Underlying Unexercised            In-the-money
                      Options at June 30, 1999      Options at June 30, 1999
   Name              Exercisable  Unexercisable    Exercisable  Unexercisable
   ----              -----------  -------------    -----------  -------------

Floyd R. Hill          100,000            0           $  --        $   --
Richard Bacigalupi       6,576      411,424           $ 1,233      $ 77,142



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

      The following table sets forth information concerning the holdings of Common Stock by each person who, as of the date June 30, 1999, holds of record or is known by the Company to hold beneficially or of record, more than 5% of the Company's Common Stock, by each director, and by all directors and executive officers as a group. All shares are owned beneficially and of record. The address of all persons (unless otherwise noted in the footnotes below) is in care of the Company at 550 Monterey Road, Morgan Hill, California.

   Name                          Amount of Ownership         Percent of Class
   ----                          -------------------         ----------------
   John Battendieri                   2,102,499                    27.8
   Sunny Farms Corp.(1)                 566,667                     7.5
   Richard R. Bacigalupi(2)             418,000                     5.5
   Kenneth A. Steel(3)                  380,019                     5.0
   Charles Bonner(4)                     25,000                      *
   Dean E. Nicholson                    442,750                     5.9
   Steven A. Reedy                      450,000                     6.0
   All officers and directors
   as a group (4 persons)
   (1)(2)(3)(4)                       2,925,518                    38.7
                                      ---------                    ----

*     Less than 1%

(1) Includes 295,833 shares held in escrow, a portion of which are subject to cancellation. See Item 12, "Certain Relationships and Related Transactions".

(2) Includes 418,000 shares issuable upon exercise of options granted prior to closing of Merger.

(3) Includes options to purchase 30,000 shares of Common Stock at $2.00 per share and 20,000 shares of Common Stock at $2.50 per share granted under the 1995 Stock Option Plan. Includes 25,328 warrants owned by Mr. Steel and an additional 25,328 owned beneficially by Mr. Steel belonging to his brother, Robert Steel, to purchase Common Stock at $2.625 per share.

(4) Includes stock options to purchase 25,000 shares of Common Stock at $2.50 per share granted through the 1995 Stock Option Plan.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

      John Battendieri, OFPI's current Chief Executive Officer and Chairman of the Board, is also currently a director and 50% shareholder of OI. Mr. Battendieri abstained from voting as a director of OI and OFPI upon matters relating to each other company. Following the Merger, Mr. Battendieri will be Director of Product Development and a director of the combined-group.

      In October 1998, OFPI and OI entered into a joint venture arrangement under which the two companies provide private label products to manufacturers and retailers. Under this arrangement, OFPI and OI are currently producing juice concentrates, applesauces, and fruit juices. OFPI and OI share equally the inventory costs and gross profit under the arrangement, except with respect to one customer where OI receives the first 10% of the gross margin, after which OFPI and OI share the remainder equally. Total revenue generated under the arrangement as of June 30, 1999 was approximately $68,000. OFPI's total purchases from OI under this arrangement amounted to approximately $564,000 during fiscal 1998 and approximately $259,000 for the nine months ended June 30, 1999. OFPI management believes that the price of, and terms for, the ingredients purchased from OI were fair, reasonable and consistent with prices and terms that would be available to OFPI from third parties.

      In June 1996, Mr. Battendieri entered into a three-year employment agreement with OFPI that provides for an annual salary of $110,000. The agreement originally called for non-interest bearing loans of $7,000 per month during the full term of the employment agreement repayable the earlier of August 1999 or upon termination of the agreement. As of June 30, 1998, OFPI had loaned an aggregate of $168,000 loaned to Mr. Battendieri, and that amount was forgiven by OFPI effective as of June 30, 1998. OFPI agreed to the loan arrangement as a negotiated part of the 1996 merger that created OFPI. This agreement was terminated as of June,1999.

      In connection with the February 1998 acquisition of assets related to the juice and water bottling business of Sunny Farms Corporation, OFPI issued in the name of Sunny Farms an aggregate of 566,667 shares of common stock. Of these shares, 295,833 were placed in escrow, and were to be released only upon the attainment of certain performance milestones by the acquired business unit. Since the acquisition, Sunny Farms has filed for bankruptcy and OFPI is negotiating with Sunny Farms' bankruptcy trustee to determine the amount, if any, of shares of stock that should be released to Sunny Farms from escrow, the remainder of which would be cancelled. If at least 107,516 shares were released, Sunny Farms would own at least five percent of OFPI's shares of stock outstanding as of June 30, 1999.

      In April 1998, OFPI entered into an agreement with Global pursuant to which Global was to provide the services of four individuals to fill the offices of Chief Executive Officer, Chief Financial Officer, Vice President of Sales and Distribution, and Vice President, Marketing. The contract provided for minimum annual cash payments to Global of $300,000, with escalations based on certain earnings performance and acquisition attainment conditions. In addition, up to 1,808,784 options issued to Global to purchase OFPI's common stock would have vested over a five-year period based on the achievement of certain stock price targets and earnings milestones. The options would have been exercisable at $2.25 per share and would have had terms of four years from the date of vesting. Upon any change in ownership interest of more than 50% of the capital stock of OFPI, the balance of the minimum annual cash payments for the remaining contractual term would have become due and payable and all stock options would have vested immediately. The management agreement with Global was terminated in October 1998 and all options issued to Global were cancelled. In connection with the management agreement with Global, Global purchased 222,222 shares of OFPI common stock in June 1998 for an aggregate of $500,000, and had committed to invest an additional $500,000 before the earlier of 30 days after completion of a qualified acquisition transaction or April 15, 1999. The agreement targeted the value of such additional purchases at $2.50 per share, with adjustments to account for specified market conditions.

      The Company had an employment agreement with Floyd Hill, shareholder and former Director and Chief Executive Officer of the Company, which was terminated by mutual agreement in February 1998. Pursuant to the agreement, a total of $167,000 was accrued for payout over approximately three years. Approximately $125,000 and $20,000 was paid during the years ended June 30, 1999 and 1998, respectively.

      Subsequent to June 30, 1999, in expectation of and for the purpose of funding cash requirements with respect to the Merger, the Company completed a Private Placement of 16 Units. Each Unit consisted of a $25,000 unsecured and subordinated prommisory note bearing interest at 10%, plus warrants to purchase 10,000 shares of Common Stock at $.01 per share from January 1, 2000 to September 30, 2000. Net proceeds of approximately $370,000 were received, after offering expenses of approximately $30,000. The buyers of the Units were current share/warrant holders of the Company

      The Company believes that the terms and conditions of the above transactions were fair, reasonable and consistent with terms the Company could have obtained from unaffiliated third parties. Any future transactions with the Company's executive officers or directors will be entered into on terms that are no less favorable to the Company than those that are available from unaffiliated third parties, and all such transactions will be approved by a majority of the Company's disinterested directors.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)   Exhibits:

Exhibit No.             Title
-----------             -----

  1.01      Form of Underwriting Agreement (1)
  1.02      Form of Selected Dealer Agreement (1)
  1.03      Form of Representatives' Warrant (1)
  1.04      Form of Amended Underwriting Agreement (1)
  1.05      Form of Amended Selected Dealer Agreement (1)
  1.06      Form of Amended Representatives' Warrant (1)
  1.07      Form of Lock-Up Agreement (1)
  2.01 January 21, 1998 Agreement of Purchase and Sale of Assets between the Registrant and Sunny Farms Corporation (2)
  2.02 February 10, 1998 Amendment to Agreement of Purchase and Sale of Assets between the Registrant and Sunny Farms Corporation(2)
  3.01      Articles of Incorporation of the Registrant, as amended (1)
  3.02      Bylaws of the Registrant (1)
  10.01     1995 Employee Stock Option Plan (1)
  10.02     Office and Warehouse Lease (Morgan Hill, California) (1)
  10.03     Employment Agreement with Mr. Hill (1)
  10.04     Employment Agreement with Mr. Battendieri (1)
  10.05 Merger Agreement between the Registrant(Garden Valley Naturals,Inc.) And Organic Food Products, Inc. (1)
  10.06     Loan Agreement with Mr. Steel (1)
  10.07     Stock Redemption Agreement with Messrs. Nicholson and Reedy (1)
  10.08     Settlement Agreement with Mr. Nicholson (1)
  10.09     First Amendment to Stock Redemption Agreement (1)
  10.10     Amendment to Promissory Notes issued to Messrs. Nicholson and Reedy
            (1)
  10.11 Form of Subscription Agreement, Promissory Note and Warrant for Bridge Loan (1)
  10.12 Management Services Agreement between the Registrant and Global Natural Brands, Ltd., effective April 15, 1998 (3)
  10.13     1995 Stock Option Plan (4)
  10.14     Incentive Stock Option Agreement (4)
  10.15     Non-qualified Stock Option Agreement (4)
  10.16 Agreement and Plan of Merger and Reorganization dated May 14, 1999 by and between Organic Food Products, Inc and Organic Ingredients
            (5)
  10.17 Agreement and Plan of Merger and Reorganization dated May 14, 1999 by and between Organic Food Products and Spectrum Naturals, Inc. (5)
  10.18 Form of Amended and Restated Articles of Incorporation of Organic Food Products, Inc. (5)
  10.19     Form of Organic Food Products, Inc. Employment Agreement (5)
  10.20     Form of Organic Food Products, Inc. Shareholder Lock-up Agreement
            (5)

Exhibit No.             Title
-----------             -----

  10.21 Form of Voting Agreement dated May 14,1 999 between Spectrum Naturals, Inc. and certain shareholders of Organic Food Products, Inc. (5)
  10.22 October 6, 1999 Credit and Security Agreement by and between Organic Food Products, Inc., Organic Ingredients, Inc., Spectrum Naturals, Inc. and Spectrum Commodities, Inc. and Wells Fargo Business Credit, Inc.
  10.23 September 23, 1999 Private Placement Memorandum by Organic Food Products, Inc.
  27.01     Financial Data Schedule (1)

----------

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

(5) Incorporated by reference to annexes filed with Registrant's Joint Proxy Registration Statement on Form S-4, File No. 333-83675, declared effective July 30, 1999.


(b)   Reports on Form 8-K during the quarter ended June 30, 1999:

Form 8-K filed June 3, 1999 to report the delisting of the Company's securities from NASDAQ'S Small Cap Market on May 26, 1999 and trading on the NASDAQ OTC Bulletin Board System effective on May 27, 1999.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Morgan Hill, California, on October 12, 1997.

                                      ORGANIC FOOD PRODUCTS, INC.



                                      By: /s/ Richard R. Bacigalupi
                                      -----------------------------
                                      Richard R. Bacigalupi
                                      Chief Financial Officer

      Pursuant to the requirements of the Securities Act of 1933, as amended, this Report has been signed below by the following persons on the dates indicated.

         Signature                       Title                        Date
         ---------                       -----                        ----

/s/ John Battendieri             Chief Executive Officer      October 12, 1999
-----------------------------    and Director
John Battendieri

/s/ Richard R. Bacigalupi        Chief Financial Officer      October 12, 1999
-----------------------------
Richard R. Bacigalupi

/s/ Kenneth A. Steel Jr.         Director                     October 12, 1999
-----------------------------
Kenneth A. Steel, Jr.

/s/ Charles B. Bonner            Director                     October 12, 1999
-----------------------------
Charles B. Bonner