Form 10QSB
period 1999-09-30
ORGANIC FOOD PRODUCTS INC
filed 1999-11-22
CIK 1034992

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ________________
                          Commission File No. 333-22997

                           ORGANIC FOOD PRODUCTS, INC.
                           ---------------------------
        (Exact name of small business issuer as specified in its Charter)

             California                                    94-3076294
             ----------                                    ----------
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
or organization)                                              Number)

550 Monterey Road, Suite B
Morgan Hill, California                                       95037
-------------------------                                     -----
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 7,275,688 shares as of September 30, 1999.

Transitional Small Business Disclosure Format: Yes [  ]  No [ X ]

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
------------------------------
                           ORGANIC FOOD PRODUCTS, INC.
                                 BALANCE SHEETS

                                     ASSETS
                                                                    (Unaudited)
                                                                   September 30,
                                                                       1999
                                                                    -----------
Current Assets:
   Cash                                                             $       300
   Accounts receivable, net                                             534,316
   Inventory, net                                                       977,238
   Prepaid expenses                                                      64,353
   Related party receivable                                             100,526
                                                                    -----------
   Total Current Assets                                               1,676,733
                                                                    -----------
Property and Equipment:
   Computer software                                                     58,218
   Leasehold improvements                                               185,449
   Machinery and equipment                                            1,108,468
   Office equipment                                                      53,257
   Printing plates                                                       66,865
   Vehicles                                                              19,542
                                                                    -----------
                                                                      1,491,799
   Less: accumulated depreciation                                      (375,723)
                                                                    -----------
                                                                      1,116,076
                                                                    -----------
Other Assets:
   Deposits and other                                                    33,325
                                                                    -----------
Total Assets                                                        $ 2,826,134
                                                                    ===========


                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           ORGANIC FOOD PRODUCTS, INC.
                           BALANCE SHEETS (Continued)

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                                                                    (Unaudited)
                                                                   September 30,
                                                                        1999
                                                                    -----------
Current Liabilities:
   Notes and capitalized leases
   payable - current portion                                        $   969,514
   Notes payable - related parties -
   current portion                                                      497,237
   Accounts payable and accrued expenses -
   related parties                                                      242,479
   Accounts payable and accrued expenses                              2,502,054
   Accrued wages and taxes                                               61,184
   Accrued commissions                                                   64,240
                                                                    -----------
          Total Current Liabilities                                   4,336,708
                                                                    -----------
Long-Term Liabilities:
   Capital lease obligations - long-term
   portion                                                                6,999
                                                                    -----------
Shareholders' Deficit:
   Common stock                                                       9,851,687
   Accumulated deficit                                              (11,369,260)
                                                                    -----------
                                                                     (1,517,573)
                                                                    -----------
       Total Liabilities and Shareholders' Deficit                   $ 2,826,134
                                                                    ===========


                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           ORGANIC FOOD PRODUCTS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended
                                                    September 30,  September 30,
                                                        1999           1998
                                                     -----------    -----------

Revenues                                             $ 1,706,698   $  2,841,874

Cost of Goods Sold                                     1,475,435      2,405,648
                                                     -----------    -----------

Gross Profit                                             231,263        436,226
                                                     -----------    -----------

Sales and Marketing Expense                              418,018        805,607

General and Administrative Expenses                      641,892        730,273
                                                     -----------    -----------

                                                       1,059,910      1,535,880
                                                     -----------    -----------

Loss from Operations                                    (828,647)    (1,099,654)

Interest Expense, Net                                    (44,663)       (31,840)

Other Expense, Net                                        (2,998)       (43,426)
                                                     -----------    -----------

Loss before Provision for Income Taxes                  (876,308)    (1,174,920)

Provision for Income Tax Expense                             800           -0-
                                                     -----------    -----------

Net Loss                                             $  (877,108)   $(1,174,920)
                                                     ===========    ===========

Basic and Diluted Loss
  per share                                          $     (.12)    $     (.16)
                                                     ===========    ===========

Weighted Average Number of Shares Outstanding          7,275,688      7,275,688
                                                     ===========    ===========


                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           ORGANIC FOOD PRODUCTS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Three Months Ended
                                                     September 30, September 30,
                                                         1999         1998
                                                    -------------  -------------
Increase (Decrease) in Cash:

 Net cash provided by operating
   activities                                        $    40,660    $   292,355
                                                     -----------    -----------

Cash flows for investing activities:
    Purchase of fixed assets                              (3,270)       (39,689)
    Cash received from sale of fixed assets                1,500          1,000
                                                     -----------    -----------

    Net cash used by investing activities                ( 1,770)       (38,689)
                                                     -----------    -----------

Cash flows from financing activities:
    Repayment of capital lease and notes payable        (205,074)       (90,499)
                                                     -----------    -----------

      Net cash used by financing activities             (205,074)       (90,499)
                                                     -----------    -----------

Net increase (decrease) in cash                         (166,184)       163,167

Cash at beginning of period                              166,484         41,585
                                                     -----------    -----------

Cash at end of period                                $       300    $   204,752
                                                     ===========    ===========


                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                          ORGANIC FOOD PRODUCTS, INC.
                         NOTES TO FINANCIAL STATEMENTS

1.   Interim Financial Statements:

     The  unaudited  interim  financial   statements   include  all  adjustments
     (consisting of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. Operating results for the three-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire year ending June 30, 2000. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not contain certain information required by generally accepted accounting principles. These statements should be read in conjunction with financial statements and notes thereto included in the Company's Form 10-KSB for the year ended June 30, 1999.

2.   Merger

          On May 14, 1999, the Company and Spectrum Naturals, Inc. ("Spectrum") entered into a definitive agreement to merge the companies in a stock exchange. In addition, the Company entered into a definitive agreement to acquire all the outstanding shares of Organic Ingredients, Inc. ("OI"). Collectively, defined as the "Merger". Under the terms of the Merger, which will be accounted for as a reverse acquisition purchase, Spectrum will receive approximately 75% of the post merger Common Stock of the Company, subject to certain adjustments. The Merger was approved by the shareholders of all of the parties, and became effective on October 6, 1999.

          In connection with the Merger, the newly combined group replaced existing lines of credit with a new $9,000,000 package with Wells Fargo Bank. The new agreement will be collateralized by substantially all assets of the newly combined group, and will bear interest at Norwest Bank Minnesota prime plus 1% to 1 1/4%. Advances under the new line will be limited to a borrowing base consisting of certain accounts receivable and/or inventory. Included in the total borrowings will be two term notes of $1,067,000 and $150,000 requiring payment over 60 and 18 months, respectively, and a capital expenditure note of up to $1,500,000 to be repaid over 60 months beginning in August 2002. Other advances will be made under a revolving promissory note expiring in October 2000.

          Also in connection with the Merger, the Company completed a Private Placement of 16 Units in October, 1999. Each Unit consisted of a $25,000 unsecured and subordinated promissory note bearing interest of 10%, plus warrants to purchase 10,000 shares of Common Stock at $.01 per share from January 1, 2000 to September 30, 2000. Net proceeds of approximately $370,000 were received, after offering expenses of approximately $30,000. The buyers of the Units were current shareholders/warrant holders of the Company.


3.   Related Party Transactions

          John Battendieri, OFPI's current Chief Executive Officer and Chairman of the Board, is also currently a director and 50% shareholder of OI. Mr. Battendieri abstained from voting as a director of OI and OFPI upon matters relating to each other company. Following the Merger, Mr. Battendieri will be Vice President of Business Development and a director of the combined-group.

          Beginning is fiscal 1999, OFPI and OI have entered into joint venture arrangements under which the two companies provide private label products to manufacturers and retailers. Under this arrangement, OFPI and OI have produced juice concentrates, applesauces, and fruit juices. OFPI and OI share equally the inventory costs and gross profit under the arrangement, except with respect to one customer in fiscal 1999 where OI received the first 10% of the gross margin, after which OFPI and OI share the remainder equally. There were no revenues generated under this arrangement for the three-month period ended September 30, 1999. OFPI management believes that the price of, and terms for, the ingredients purchased from OI under these arrangements are fair, reasonable and consistent with prices and terms that would be available to OFPI from third parties.


          In connection with the February 1998 acquisition of assets related to the juice and water bottling business of Sunny Farms Corporation, OFPI issued in the name of Sunny Farms an aggregate of 566,667 shares of common stock. Of these shares, 295,833 were placed in escrow, and were to be released only upon the attainment of certain performance milestones by the acquired business unit. Since the acquisition, Sunny Farms has filed for bankruptcy and OFPI is negotiating with Sunny Farms' bankruptcy trustee to determine the amount, if any, of shares of stock that should be released to Sunny Farms from escrow, the remainder of which would be cancelled. If at least 107,516 shares were released, Sunny Farms would own at least five percent of OFPI's shares of stock outstanding as of September 30, 1999.

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

     Subsequent to June 30, 1999, in expectation of and for the purpose of funding cash requirements with respect to the Merger, the Company completed a Private Placement of 16 Units. Each Unit consisted of a $25,000 unsecured and subordinated promissory note bearing interest at 10%, plus warrants to purchase 10,000 shares of Common Stock at $.01 per share from January 1, 2000 to September 30, 2000. The buyers of the Units were current share/warrant holders of the Company.

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

4.   Subsequent Event

          See "Merger" discussed in Note 3 above.


Item 2: Management's Discussion and Analysis

On May 14, 1999, the Company and Spectrum Naturals, Inc. ("Spectrum") entered into a definitive agreement to merge the companies in a stock exchange. In addition, the Company entered into a definitive agreement to acquire all the outstanding shares of Organic Ingredients, Inc. ("OI"). Collectively, defined as the "Merger". Under the terms of the Merger, which will be accounted for as a reverse acquisition purchase, Spectrum will receive approximately 75% of the post merger Common Stock of the Company, subject to certain adjustments. The Merger was approved by the shareholders of all of the parties, and became effective on October 6, 1999.

Discussion of the operating results pertain to only the Company and is not indicative of the newly combined company.

--------------------------------------------------------------------------------
Results of Operations for the Three Months Ended September 30, 1999 and September 30, 1998
--------------------------------------------------------------------------------

Net Results

Organic Food Products, Inc. ("OFPI" or the "Company") reported a net loss of $877,000 for the quarter ended September 30, 1999, compared to a net loss of $1,175,000 for the quarter ended September 30, 1998, a decrease of $298,000. The reduction in the net loss was due primarily to decreases in marketing and administrative expenses, offset by lower net sales. Costs of goods remain high due to excess plant capacity, low production levels and high manufacturing overhead.

Revenues

The Company's revenues for the quarter ended September 30, 1999 were $1,707,000 compared to $2,842,000 for the quarter ended September 30, 1998, a decrease of $1,135,000, or 39.9%. The decrease in revenues in 1999 was primarily due to the discontinuation of the Sunny Farms juices and Napa Valley Springs water. Further,lack of funds has resulted in shortages of those brands which are produced by co-packers.

Cost of Goods Sold

The Company's cost of goods sold for the quarter ended September 30, 1999 was $1,475,000, or 86.5% of sales, versus $2,406,000 or 84.7% of sales for the quarter ended September 30, 1998. The decrease in cost of goods sold was due to the decrease in revenue accompanied by an increase in provision for inventory shrinkage.

Sales and Marketing Expenses

The Company's sales and marketing expense for the quarter ended September 30, 1999 was $418,000, or 24.5% of sales, versus $806,000 or 28.4% of sales for the quarter ended September 30, 1998. The decrease in sales and marketing expense was due to decreases in salaries, freight out, commissions and promotional expenses such as advertising, trade shows and in-stores demos.

General and Administrative Expenses

The Company's general and administrative expense for the quarter ended September 30, 1999 was $642,000, or 37.6% of sales, versus $730,000, or 25.7% of sales for the period ended September 30, 1998. The decrease was largely due to non-reoccurring expenses of $371,000 for management fees and relocation expenses associated with retaining a management team from Global Natural Brands. This was partially offset by higher professional services and loan fees in the current quarter.

Net Interest Expense

The Company's net interest expense for the quarter ended September 30, 1999 was $45,000, or 2.6% of sales, versus $32,000, 1.1% of sales for the quarter ended September 30, 1998. The increase was due to interest accrued on unpaid portion of notes payable and the higher interest rate charged by the current lender.

Year 2000 Compliance

Organic Food Products Inc., uses computer software that may be impacted by the year 2000 problem, and also relies upon vendors of equipment and services whose products may be impacted by the year 2000 problem. The Company's year 2000 compliance issues include: 1) the equipment it uses in its manufacturing process; 2) the hardware and third-party software it uses for corporate administration; 3) the services of third-party providers it purchases for certain professional services; and 4) the external services such as telecommunications and electrical power. In connection with the Merger, the Company will switch to the computer hardware and software of Spectrum, which are year 2000 compliant. In addition, the Company has reviewed plant equipment and services upon which it relies and believes there will not be a significant impact from the year 2000 problem.

The Company uses various pieces of equipment in its manufacturing process that may contain computer chips that could be affected by the year 2000 problem. The Company has completed a program to identify which pieces of equipment could be affected and determined the affected equipment could be updated or modified to address any potential year 2000 problem.

The Company's corporate administrative and operating systems are exclusively PC-based using a commercially available software package. The Company will switch to Spectrum's systems following the Merger who has received confirmation from the software developer that it is year 2000 compliant.

The Company uses outside service providers for the processing and administration of its payroll, 401(k) retirement plan and insurance benefit programs. The survey of these service providers has been completed, the Company believes that these providers will have year 2000-compliant systems.

For the reasons mentioned herein, the Company does not anticipate that it will have an incomplete or untimely resolution of the year 2000 problem. Total costs of compliance have not been significant. As previously mentioned, with regard to items (1) - (3), the Company believes it has or will achieve year 2000 compliance in advance of December 31, 1999. With respect to external companies that provide telecommunications and electrical power, the Company is less certain about the impact of their non-compliance regarding the year 2000 problem. Clearly, the loss of these services would create a major disruption of the Company's normal operations. Given this scenario, the Company would be required obtaining these services from other sources. The cost of switching to other utility providers have not been assessed.

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

Liquidity and Capital Resources

As of September 30, 1999, the Company's cash position was severely limited. The operating losses have placed severe strains on the Company's cash position. To remedy this situation, the Company pursued the Merger, which became effective October 6, 1999. In connection with the Merger, the newly combined group replaced existing lines of credit with a new $9,000,000 package with Wells Fargo Bank. The new agreement will be collateralized by substantially all assets of the newly combined group, and will bear interest at prime plus 1% to 1 1/4%. Advances under the new line will be limited to a borrowing base consisting of certain accounts receivable and/or inventory. Included in the total borrowings will be two term notes of $1,067,000 and $150,000 requiring payment over 60 and 18 months, respectively, and a capital expenditure note of up to $1,500,000 to be repaid over 60 months beginning in August 2002. Other advances will be made under a revolving promissory note expiring in October 2000.

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

During the three months ended September 30, 1999, the Company used $166,000 in cash from operating activities, compared to providing $163,000 for the same period in 1998. The increase use of cash resulted primarily from increased repayment of debt, partially offset by less cash provided from operations.

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

New Applicable Accounting Pronouncements

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
-------------------------

Litigation
----------

     In November 1998, Global Natural Brands, Inc. ("Global") and its four principals filed a lawsuit against the Company and its four principals, alleging unpaid wages and seeking money damages and injunctive relief. Global had provided managerial services to the Company from April 1998 to October 1998, when its services were terminated by the Company. In January 1999, Global amended its complaint by including securities fraud claim, among other causes of action. Meanwhile, Global sought to obtain a temporary restraining order, a preliminary injunction and a writ of attachment against Organic without success.

In May 1999, the Company and its principals cross-complained against Global and its principals, seeking damage for breach of contract, breach of fiduciary duty, fraud, negligence and a declaratory relief for indemnity and contribution, plus punitive damages. In June 1999, the parties mediated this dispute to no avail.

Having tendered Global's claim to its E&O liability carrier, Organic and its principals are in the process of obtaining coverage from the carrier and will vigorously defend against this lawsuit.

On August 26, 1999, the Court denied the Company's motion for bond and Global's motions to compel arbitration and for sanctions. Consequently, this dispute is still pending before the Santa Clara Superior Court.

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

     Registrant's Joint Proxy Registration Statement on Form S-4, file No. 333-83675, declared effective July 30, 1999.

Item 5. Other Information
-------------------------

     None.

Item 6.  Exhibits and Reports on Form 8-K
----------------------------------------

     (a)  Exhibits:

          None

     (b)  Reports on Form 8-K:

          - - Form 8-K/A filed October 21, 1999 to file change of control in connection with the merger of Spectrum Organic Naturals, Inc. and Organic Ingredients, Inc. with and into Organic Food Products, Inc..




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 22, 1999
                                             ORGANIC FOODS PRODUCTS, INC.

                                             By: /s/ RICHARD R. BACIGALUPI
                                             -----------------------------
                                             Richard R. Bacigalupi
                                             Chief Financial Officer