Form 10KSB
period 1999-12-31
SPECTRUM ORGANIC PRODUCTS INC
filed 2000-04-14
CIK 1034992

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from _______________ to________________

Commission File No. 333-22997

                         Spectrum Organic Products, Inc.
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         California                                             94-3076294
-------------------------------                           ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

133 Copeland Street
Petaluma, California                                                    94952
-------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number: (707) 778-8900

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                         Without Par Value Common Stock
                         ------------------------------
                                (Title of Class)

     Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.    Yes X   No ___

     As of April 10, 2000, 44,164,186 shares of the Registrant's Common Stock were outstanding. As of April 10, 2000, the market value of the Registrant's no par value Common Stock, excluding shares held by affiliates, was $27,602,600 based upon a closing bid price of $0.625 per share of Common Stock on the NASDAQ OTC Bulletin Board System.

     Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                Yes ___   No  X


     The Registrant's net sales for its year ended December 31, 1999 were $29,619,600.

     The following documents are incorporated by reference into Part III, Items 9 through 12 hereof: None

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

Introduction

     This Form 10-KSB of Spectrum Organic Products, Inc., ("SPOP", the "Company" or the "Registrant") contains forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 (the "Litigation Reform Act"). These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially.

     SPOP is a vertically integrated company focused on 5 revenue producing areas: Food and Beverage, Dietary Supplements, Food Service, Private Label and Ingredients. The Company was the result of the October 1999 merger of Spectrum Naturals, Inc. ("SNI"), Spectrum Commodities, Inc. ("SCI"), Organic Food Products, Inc. ("OFPI") and Organic Ingredients, Inc. ("OI").

     On May 14, 1999, OFPI and SNI, and its affiliate, SCI, entered into a definitive agreement to merge the companies. In addition, OFPI entered into a definitive agreement to merge with OI. The combined transaction is herein defined as the "Merger". OFPI was the Registrant prior to the Merger. However, the Merger was accounted for as a reverse acquisition purchase with SNI as the accounting acquirer since former SNI shareholders now hold more than 70% of the post merger Common Stock of the Company. Following the closing of the Merger on October 6, 1999, SNI, SCI and OI ceased to exist, the Registrant became the surviving corporation, and the Company changed its name to "Spectrum Organic Products, Inc."

     SNI was incorporated in 1980 to bring nutrition and quality into the vegetable oil category. At the start, natural oils were distributed and manufactured in bulk, and 2 years later the "Spectrum Naturals" brand was launched. In time, SNI expanded their line to include condiments under the "Spectrum Naturals" brand and supplements under the "Spectrum Essentials" brand. The brands are positioned from the sourcing of raw ingredients and setting the benchmark for the chemical free extraction of vegetable oils. SNI was the first to offer expeller pressed canola oil in the United States, 1988. The first to offer certified organic olive oil, 1987. The first with verified non-GMO culinary oils, 1999. The first to offer a healthy alternative to butter and margarine, "Spectrum Spread" became available in 1993. SNI has also produced certified organic vinegar since 1989, canola mayonnaise since 1987, and 10 fat free and low fat salad dressings since 1996.

     Expanding into the nutritional supplement product category, SNI participated in areas of nutritional research and product development, becoming the first company to market organic flax oil in the United States. SNI also implemented the proprietary technologies trademarked as SpectraVac and LOCET. SpectraVac, created in 1989, is an organic benign method of fresh oil extraction without the use of chemicals, that eliminates the impact of oxygen, light and heat. The result is a true cold pressed nutritionally rich product. LOCET (or low oil content extraction technology), brought on line in 2000, will enable the Company to extract oil from rare oil bearing nutraceuticals. Such nutraceuticals include saw palmetto, evening primrose and DHA from algaes. LOCET employs conventional and certified organic benign extraction methods to concentrate the lipid healing compounds in these increasingly popular natural medicinals.

     In 1995, SNI formed Spectrum Commodities to serve other natural food manufacturers with similar bulk ingredient needs. SCI's mission was to improve the integrity of ingredients used in food manufacturing. SCI offered expeller pressed oils in place of those made with petroleum solvents. Organic and non-GMO oils are often preferred over their conventional counterparts. SCI also secured exclusive distribution rights to new products such as organic palm and coconut oils. SCI has a distribution network with railcar pumping stations and warehouses on both coasts. SCI provides industrial quantities of organic and expeller pressed culinary and nutritional oils and organic vinegars to manufacturers, co-packers, private label and food service accounts, both domestically and for export. Following the merger, SCI became part of SPOP's Industrial Division.

     OFPI (formerly the Registrant and traded under the stock symbol "OFPI") was incorporated in 1987 as S&D Foods, Inc., and changed its name to Garden Valley Naturals in 1995. Doing business as Garden Valley Naturals from 1987 to 1996, OFPI manufactured and marketed pesticide-free or "organic" and "all natural" pasta sauces, salsas and condiments under the brand names "Garden Valley Naturals", "Garden Valley Organics", "Millina's Finest" and "Parrot." It began marketing its Parrot line of salsas in 1987, its Garden Valley Naturals line of condiments in 1991 and its Garden Valley Naturals line of pasta sauces and salsas in 1984. In June 1996, Garden Valley Naturals merged with Organic Foods Products, Inc., which also marketed a line of organic food products, including pasta sauces, salsas and canned tomatoes, together with dry cut pastas and organic children's meals. Following that merger, the surviving entity operated under the Organic Food Products, Inc.

     OI, operating under the d.b.a. "Organic Ingredients, Inc.", is a supplier of industrial organic ingredients, including fruit/vegetable juices, fruit/vegetable juice concentrates, fruit/vegetable purees, individually quick-frozen or "IQF" frozen fruits and vegetables and apple cider vinegar. In addition, OI has private label programs and packs products for retail chains. OI sources its raw materials from the Western states of the United States as well as Mexico, Canada, Costa Rica, Chile, Brazil, Peru, Argentina, Turkey, Denmark and Italy. OI, formed in July of 1996 as a limited liability company, was converted to a corporation in January of 1998 and, combined with SCI, make up SPOP's Industrial Division.

     Following the Merger, the Company, through its Consumer Brands and Industrial Divisions, sells its products here in the U.S. as well as internationally to natural or mainstream retailers and manufacturers. Retail products are sold in, but not limited to, stores such as Price/Costco, Safeway, A&P, Trader Joe's, Whole Foods, Raley's and Wild Oats.


BRANDED PRODUCTS

     The Company introduces and discontinues products on a regular basis, consistent with customary practices of other firms in the processed food industry. The Company's current product lines, which include organic and Orthodox Union Certified products, are as follows:

Supplements ("Spectrum Essentials")

     SPOP markets 10 daily essential fatty acid supplements under the Spectrum Essentials brand. The supplements come in liquid, capsule and powder form. The daily essential supplement oils include Borage, Evening Primrose, Flax, Hemp, Norwegian Fish and Wheat Germ oils in various mixtures and flavors. The Essentials brand also carries a fiber supplement for colon care.

Culinary Oils

     SPOP carries non-GMO refined, unrefined, blended and organic cooking oils. The 9 refined cooking oils include Almond, Apricot, Avocado, Canola, Coconut, High Oleic Safflower, Sesame, Super Canola and Walnut. There are six unrefined cooking oils: Corn, High Oleic Safflower, Extra Virgin Olive, Peanut, Sesame and Toasted Sesame. There is only one blended oil, refined Canola and Olive mix. The organic category has 11 types of cooking oils: Canola Semi- Refined, Coconut, Extra Virgin Olive Unrefined, Olive International Collection (California), Olive International Collection (Italy), Olive International Collection (Greek), Safflower Semi-Refined, Sesame Unrefined, Toasted Sesame Unrefined, High Oleic Sunflower Semi-Refined and Soy Semi-Refined.

Condiments

     The Company distributes different condiments under the Spectrum Naturals brand name. There is both a lite and a regular Canola Mayonnaise. The mayonnaise uses expeller pressed canola oil. SPOP also carries a vinegar line that is third party certified organic: filtered apple cider, unfiltered apple cider, brown rice, seasoned brown rice, red wine, white wine and balsamic. There is also non-organic Balsamic Vinegar from Modina, Italy that is aged 4 years. SPOP carries a refrigerated spread as well. There are two types of spreads: Spectrum Naturals Canola Spread, and Essential Omega Spread made with organic flax and soy oils. There is also an organic salad dressing line. In the fat-free category there are 4 dressings: Creamy Dill which contains dairy product, Creamy Garlic which also contains dairy product, Garlic and Onion and Toasted Sesame that do not have dairy product. In the low fat category there are 6 dressings: Bleu Cheese which contains dairy product, Honey Dijon, Mango Madness, Roasted Pepper which contain dairy product, Southwestern Caesar and Zesty Italian. SPOP's dressing line also includes Omega-3 Vinaigrettes, which are full fat and made with organic flax and soy oil. The Omega 3 vinaigrettes come in three flavors:
Ginger Garlic, Raspberry and Balsamic.

Cooking Spray

     There are two cooking sprays that could be compared to its mass-market counterpart "Pam." The Spectrum Super Canola skillet spray is made from high oleic Canola Oil. The second spray, Organic Skillet Spray, is made from a blend of organic Extra Virgin Olive Oil and Organic Canola Oil. Both skillet sprays are low fat cooking products.

Shortening

     SPOP has a non-hydrogenated Organic Palm Shortening that is used for any type of cooking application where butter, margarine or shortening is used. The SPOP shortening is a healthy alternative to hydrogenated shortening and partially hydrogenated oils.

Organic Pasta Sauces and Pastas

     SPOP markets 23 organic pasta sauces under the Garden Valley Organic and Millina's Finest brand names. The pasta sauces are all natural and most are fat-free. Varieties include Garden Vegetable, Sun-dried Tomato, Roasted Garlic Tomato, Tomato Mushroom, Sweet Pepper and Onions, Hot and Spicy, Smoked Garlic and Zesty Basil.

     The gourmet pasta sauce, Frutti Di Bosco, is another line SPOP carries. This sauce is made in small batches which intensifies flavors. It is made with the finest handpicked tomatoes, wild harvested mushrooms and 100% whole diced tomatoes - no added water or tomato paste. The product is third party certified organic. Frutti Di Bosco, or "Fruit of the Woods", comes in four flavors:
Puttanesca, Marinara with Garlic and Basil, Wild Chanterelle and
Truffle-Porcini.

     SPOP also offers dry organic pastas including spaghetti, linguini, fettuccine, angel hair, rotini, penne and bowties.


Organic Salsas

     SPOP markets six organic salsas under the Garden Valley Organic brand name including five varieties of fat-free and vinegar-free salsas (Sun-Dried Tomato, Roasted Garlic Tomato, Black Bean, Black Bean and Corn and Chunky Organic Tomato) in three levels of heat, mild, medium and hot. A medium green tomatillo salsa is also available. SPOP also markets a line of six organic salsas under the Parrot brand name. Varieties include chunky, black bean, tomatillo, spicy gourmet as well as an enchilada sauce.

Organic Condiments

     SPOP offers three organic mustards under the Garden Valley Organic brand name. All the mustards use organic mustard seed for flavoring and are offered in yellow, stoneground and dijon. SPOP offers organic ketchup and organic crushed garlic under the Millina's Finest brand name. All condiments are fat-free and sugar-free.

Children's Meals

     SPOP offers five canned organic kid's meals under the label Grandma Millina's Kitchen Kid's Meals. The meals are composed of pasta rings in tomato sauce, pasta rings in tomato cheese sauce, letters and numbers in tomato sauce, pasta rings and veggie franks, and beans with veggie franks.

Functional Beverages

     SPOP markets a functional beverage called Energy Plus, sold in 7.7 oz. cans in a single flavor.


INDUSTRIAL PRODUCTS

     The Company offers a wide variety of certified organic products. The Company's current product lines are as follows:

Citrus Products

     The Industrial Division supplies single strength juice, concentrate, and citrus byproducts including oils, pulps and essences. All citrus products are made from orange, lemon, grapefruit, lime and tangerine fruits.

Fruit Juices and Juice Concentrates

     The Industrial Division also carries apple, pineapple, orange, lemon, lime grapefruit, blackberry, cranberry, pear, peach, raspberry, strawberry and white grape juices and concentrates.

Fruit Puree and Concentrates

     There are various fruits in puree and concentrate form. These fruits include apple, apricot, blackberry, kiwifruit, mango, nectarine, peach, pear, strawberry and raspberry.

Vegetable Juice and Concentrate

     Besides fruits, there are also vegetable juices and concentrates. These various vegetables include: beet, bell pepper, carrot, celery, lettuce, parsley, spinach, watercress, tomato, cabbage, cucumber, broccoli, garlic and cauliflower.

Vegetable Puree

     The company also carries puree of butternut squash, cabbage, carrot, celery, eggplant, garlic, onion and spinach. These purees can be used in various forms, the most popular being baby food.

Essences

     The Industrial Division of SPOP carries apples, blackberries, peaches, raspberries and strawberries in their essence forms.

Whole Frozen Fruit

     There are three frozen fruits carried by the OI division: blackberries, raspberries and strawberries.

Fresh Bulk Fruit

     Besides frozen fruit, the Industrial Division carries fresh apricots (including machine-pitted apricots), apples, blackberries, grapes, pears, kiwifruit, peaches, raspberries, strawberries, nectarines and limes.

Fresh Bulk Vegetables and Prepared Vegetables

     The line carried by the Industrial Division on the fresh bulk and prepared vegetables include beets, bell peppers, carrots, celery, lettuce, parsley, spinach, butternut squash, watercress, garlic, tomato paste and diced tomatoes.

     The Industrial Division also offers private label programs for organic food retailers. These programs include frozen juice concentrates, bottled single-strength juices, apples sauces and apple-blended sauces, various fruit juices and IQF fruits and vegetables. In addition, the division provides numerous national brands and retailers with canned tomatoes, pasta sauces, salsas and culinary and nutritional oils. Each of these products can be packaged in a variety of sizes and styles.


Sales and Distribution

     SPOP sells its products primarily through distributors, independent commissioned food brokers and specialty food brokers to natural food and specialty food stores, club stores, including Price/Costco, and retail chains and independent grocery stores, including Safeway, A&P, Trader Joe's and Raley's. Currently SPOP products are offered in over 6,000 health food stores nationwide, 38 club stores in Northern California and 2,000 grocery stores located throughout the U.S. and in the Far East, Middle East, Canada, and Europe. In order to increase its distribution and sales, SPOP offers special promotional pricing and occasionally may pay "slotting fees," which are payments made by food processors and distributors to retail stores in order to acquire retail shelf space for their food products. Such fees have not been significant to date.

     Through OI, the Industrial Division historically has sold all of its products to food manufacturers worldwide. From time to time, OI has utilized the services of food brokers. OI currently sells to major food manufacturers worldwide. These manufactures include companies such as Gerber, H.J. Heinz, J.M Smucker Company, Horizon Organic Dairy, Vita Mills, Mountain Sun, Wild Oats, Cascadian Farms, Muir Glen, Kirin, Mitsui, Mitsubishi, etc.

     A broker incentive plan has been implemented based on semi-annual quotas to motivate brokers to increase their sales of SPOP products. SPOP has also entered into "preferred vendor" arrangements with certain retail store chains to obtain closer working relationships and enhanced retail merchandising and promotional support.

     Following the Merger, SPOP has focused on its core natural foods distribution, and is entering into new distribution arrangements with mass-market accounts where profitable. Management believes there is an opportunity to enter conventional supermarkets as they become more committed to providing a variety of organic and natural food products, and as consumers become more health conscious.

Marketing and New Product Development

     SPOP's product marketing emphasizes the organic, all natural and generally low fat content, except healthy fat cooking oils and condiments, as a healthful and tasty alternative to similar traditional food products. Each brand is targeted toward specific consumer segments with appropriate products, flavor variants, images and messages. SPOP promotes all its brands to natural food and health food stores and the specialty or "gourmet" departments of grocery stores. SPOP also promotes a pricing strategy in which its organic food products are offered at prices only slightly higher than their non-organic counterparts through strategic everyday value pricing programs with key retailers. In 1998, United Natural Foods, Inc. and Tree of Life, Inc. accounted for approximately 37% and 13% of SOPI's revenues. In 1999, United Natural Foods, Inc. accounted for approximately 19% of SPOP's revenues. A loss of these customers would have a material adverse effect on SPOP's operations. Generally, each customer's percentage of total revenues decreased in 1999 compared to 1998 due to the additional revenues from the companies combined with the Merger.

     The Company uses primarily outside resources in developing its new products. Research and development expenses for 1999 and 1998 were $215,000 and $46,000, respectively.

Manufacturing Facilities and Suppliers

     SPOP manufactures its products in leased facilities located at 133 Copeland, Petaluma, California and 550 Monterey Road, Morgan Hill, California. The Company's corporate headquarters is a leased facility located at 1304 South Point Blvd., Suite 280, Petaluma which houses the sales, marketing and corporate executive offices. The Company's finance, human resources and operations are housed in the Copeland, Petaluma facility. The Industrial Division of SPOP is headquartered in Aptos, California.

     The Copeland, Petaluma facility manufactures and bottles SPOP's "Essentials" product line and bottles the Company's culinary oils. Currently, all of the Spectrum brands are stored and shipped from this location.

     The Morgan Hill facility, a food processing and warehouse facility, manufactures all the pasta sauces and salsas. Manufacturing involves mixing the product's ingredients in 1,000-gallon kettles and then bottling, labeling and casing the product for delivery to the customer. Some products are packaged in shrink-wrapped combination packs consisting of two or more separate products in one tray. Products manufactured at the Morgan Hill facility are stored and shipped from a leased distribution warehouse located in San Jose, California.

     SPOP uses co-packers to process and package its vinegars, condiments, dressings, Kids' Meals, Energy Plus, mayonnaise, shortening, pastas, spreads, and encapsulated products.

     While many raw materials are available from a number of sources, SPOP currently purchases its organic and conventional products from two primary suppliers and has written agreements covering a majority of its anticipated purchases. The Company had a single company who supplied approximately 15% of SPOP's raw material purchases in 1999 and 21% in 1998. The Company believes that other suppliers are available who could provide products at similar prices and terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which could adversely affect operating results.

     The Company uses many different processing plants around the world to co-pack its products. The Company's industrial products are produced in co-pack arrangements under a contract with the processor or under a toll or fee arrangement for one-time production runs, depending on the product, commodity, and market conditions. The Company's primary manufacturer of branded products represented approximately 10% of the cost of goods sold in 1999 and 11% in 1998. While change in manufacturers could cause a delay in production and a possible loss of sales, the Company believes other manufacturers are available who could provide processing at similar prices and terms.

Competition

     The natural food and health food industries in general and the pasta sauce, salsa, condiment, culinary oil, supplement and fruit juice businesses in particular, are highly competitive, and there are numerous multinational, regional and local firms that currently compete, or are capable of competing, with SPOP. In the non-organic pasta sauce market, the Company's competitors include The Campbell's Soup Company, through its Prego brand, Unilever Canada Limited, through its Ragu brand, Borden, Inc., through its Classico brand, and Newman's Own. In the non-organic salsa market, the Company faces competition from Campbell's Soup's Pace brand, the Old El Paso brand of International Home Foods, Inc. and the La Victoria brand of products of Authentic Specialty Foods
(DESC). Competitors in the non-organic condiments market include H.J. Heinz Company, Reckitt & Colman Inc., which markets French's mustard, and International Home Foods, which markets Gulden's mustard as well as Best Foods Mayonnaise. Competition in the functional beverage market includes Hansons and Snapple. SPOP competes with numerous brands in the non-organic mainstream category. Some of those competitors are Puritan and Wesson. In the natural category SPOP's principal competitor is Hain Pure Foods. The Company competes with national cut pasta manufacturers such as Borden, through its Ravarino & Freschi brand, and New World Pasta Company, which sells pasta under the American Beauty and Ronzoni brands.

     In the organic market SPOP also competes with DeBoles, which makes a line of pastas. In organic pasta sauce, SPOP's competitors include Muir Glen, Amy's Kitchen and Enricos. In the organic salsa market, our competitors include Simply Natural, Muir Glen and Enrico. The Company faces competition in the natural food condiment market from Eden, Canoleo, Nasoya, Annie's, and Braggs. SPOP has no known existing competitors in the natural foods industry in the organic culinary oils. The supplement category's competitors are Health From The Sun and Barleans.

     Competitive factors in the specialty foods industry include price, quality, brand image and flavor. SPOP positions its product lines to be slightly more expensive than their non-organic food counterparts but consistent with prices charged by other organic food marketers. SPOP believes its products compete favorably against other organic foods with respect to quality and flavor.

Trade Names and Trademarks

     The Company has Federal registration for its Millina's Finest, Parrot Brand, Garden Valley, Spectrum Naturals, Spectrum Essentials, Spectrum Spread and Veg Omega3 trademarks. There can be no assurance that any trademark or trade name registrations will be granted to the Company, or, if granted, that the trademarks or trade names will not be copied or challenged by others.

Government Regulation

     The Company is subject to various Federal, state and local regulations relating to cleanliness, maintenance of food production equipment, food storage and food handling, and the Company is subject to unannounced on-site inspections of its manufacturing facilities. As a manufacturer and distributor of foods, the Company is subject to regulation by the U.S. Food and Drug Administration ("FDA"), state food and health boards and local health boards in connection with the manufacturing, handling, storage, transportation, labeling and processing of food products. In order to offer organic food products, the Company is also subject to inspection and regulation by third party certification agencies. Regulations in new markets and future changes in the regulations may adversely impact the Company by raising the cost to manufacture and deliver the Company's products and/or by affecting the perceived healthfulness of the Company's products. A failure to comply with one or more regulatory requirements could interrupt the Company's operations and result in a variety of sanctions, including fines and the withdrawal of the Company's products from store shelves. The Company holds all material licenses and permits required to conduct its operations.

     The Company is also subject to Federal and state laws establishing minimum wages and regulating overtime and working conditions.


     As of April 10, 2000, SPOP had 99 employees including its executive officers, sales and marketing, accounting, food production, processing and warehousing employees and administrative personnel. SPOP's employees are not covered by a collective bargaining agreement and the Company considers its employee relations to be satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

     SPOP leases approximately 24,000 square feet for its manufacturing and warehouse facility in Morgan Hill, California from a non-affiliate on a seven-year lease expiring April 30, 2003, at a monthly rental of $7,081 plus rental escalations of 3% per year. The Company also leases 20,000 square feet of warehouse space in San Jose, California for use as a distribution center on a month-to-month lease, at a monthly rental of $6,000. SPOP leases two facilities in Petaluma, California to house manufacturing, warehousing, administrative offices and the corporate headquarters. The Petaluma facilities occupy a total of 56,000-sq. ft. at a monthly rate of $28,968. An additional 1,644-sq. ft. space at a cost of $2,805 per month is leased in Aptos, California to house OI, the Industrial Division headquarters.

     Management believes that these facilities are suitable and adequate for the Company's needs.


ITEM 3. LEGAL PROCEEDINGS
-------------------------

     In November 1998, Global Natural Brands, Inc.("Global")and its four principals filed a lawsuit against OFPI (the former Registrant) and its four principals, alleging unpaid wages and seeking money damages and injunctive relief. Global had provided managerial services to OFPI from April 1998 to October 1998, when OFPI terminated its services. In January 1999, Global amended its complaint by including securities fraud claim, among other causes of action. Meanwhile, Global sought to obtain a temporary restraining order, a preliminary injunction and a writ of attachment against Organic without success.

     In May 1999, OFPI and its principals cross-complained against Global and its principals, seeking damage for breach of contract, breach of fiduciary duty, fraud, negligence and a declaratory relief for indemnity and contribution, plus punitive damages.

     SPOP assumed the litigation in connection with the Merger and is currently mediating this dispute with the parties.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

     The Company's Common Stock was traded on the NASDAQ Small Cap Market under the symbol "OFPI" from August, 1997 to May 26, 1999. Thereafter it traded on the NASDAQ OTC Bulletin Board System, and still does under the new symbol "SPOP."

     The following table sets forth for the quarter indicated the range of high and low closing prices of the Company's Common Stock as reported by NASDAQ but does not include retail markup, markdown or commissions.

                                                           Price
                                                       -------------
By Quarter Ended:                                      High      Low
-----------------                                      ----      ---

March 31, 1998 ......................................  3.625     2.625
June 30, 1998 .......................................  4.25      3.00
September 30, 1998...................................  3.375     1.00
December 31, 1998 ...................................  0.9375    0.375
March 31, 1999 ......................................  1.6875    0.5625
June 30, 1999 .......................................  1.50      0.5312
September 30,1999 ...................................  1.0625    0.625
December 31, 1999 ...................................  0.50      0.4375

     As of April 10, 2000, the Company had approximately 700 record and beneficial stockholders.

Dividend Policy

     The Company has not in the past nor intends to pay cash dividends on its Common Stock in the near future. The Company intends to retain earnings, if any, for use in the operation and expansion of its business. The amount of future dividends, if any, will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements and other conditions.

     In connection with OFPI's February, 1998 acquisition of Sunny Farms, the company is obligated to pay a 6% "coupon rate" on the portion of the purchase price that was paid for in common stock. Amounts earned through December 31, 1999 were not material.

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

Introduction

     On October 6, 1999, Spectrum Naturals, Inc. ("SNI") and its affiliate, Spectrum Commodities, Inc. ("SCI"), and Organic Ingredients, Inc. ("OI"), California corporations, were merged with and into Organic Food Products, Inc. (the "Registrant"), (collectively "SPOP" or the "Company"), pursuant to the Agreement and Plan of Merger and Reorganization, dated May 14, 1999 (the "Merger").

     As a result of the Merger, SNI stockholders received 4,669.53 shares of OFPI stock in exchange for each share of SNI stock previously held, for a total of 32,336,495 shares representing approximately 73.8% of the outstanding common stock after the merger. OI stockholders received 39.5 shares of OFPI stock in exchange for each share of OI stock previously held, for a total of 3,950,000 shares representing approximately 9.0% of the outstanding common stock after the merger. Existing OFPI stockholders held 7,275,665 of the outstanding shares, or approximately 17.2% of the common stock outstanding after the merger. Since a controlling interest in the combined company is held by former SNI stockholders after the merger, the transaction was accounted for as a reverse merger, with SNI as accounting acquirer and OFPI and OI as accounting acquirees. Accordingly, operating results for fiscal year 1998 reflect those of SNI only. Operating results for fiscal 1999 reflect SNI only from January 1, 1999 through October 6, 1999 and the newly merged entity from October 6, 1999 through December 31, 1999.

     Upon the effectiveness of the Merger, SNI and OI ceased to exist; the Registrant became the surviving corporation and the Company changed its name to "Spectrum Organic Products, Inc."

     Incorporated in 1980, SNI became a provider of natural and organic edible oils, condiments and essential fatty acid or "EFA" supplements. Introducing innovative natural and organic products, the Company has developed markets for its products worldwide. The Company developed the first certified organic olive oil, the first expeller-pressed canola oil, the first fresh organic flax oil, the first organic vinegars, and the first no tropical fat, non-dairy, non-hydrogenated condiment spread known as " Spectrum Spread." The Company's current lines of business consist of culinary oils, vinegars, mayonnaise, dressings and spreads under the "Spectrum Naturals" brand, branded food service/commissary sales to natural food retailers, delis, bakeries, restaurants, and other institutions and EFA nutritional supplement oils under the "Spectrum Essentials" brand.

     With the Merger, the Company added the capability to manufacture and market pesticide-free or "organic" and an "all natural" product previously manufactured by OFPI and, through OI, became a supplier of additional industrial organic ingredients. Products obtained in the acquisition of OFPI include canned tomatoes, pasta sauces, dry cut pastas, salsas, condiments and organic children's meals marketed under the brand names "Garden Valley Naturals", "Garden Valley Organics," "Millina's Finest" and "Parrot." Operating under the d.b.a. of OI, the Company supplies industrial organic ingredients, including fruit juices, fruit juice concentrates, fruit purees and individually quick frozen or "IQF" frozen fruits as well as vegetable juices, vegetable juice concentrates, vegetable purees, IQF vegetables and apple cider vinegar. OI sells industrial ingredients to a very broad list of domestic and international customers that include major natural and organic food manufacturers in the United States and Canada. Currently, the Company sources its raw materials from the Western states of the United States as well as Mexico, Canada, Costa Rica, Chile, Argentina, Turkey and Italy.

     The Company's operating results could vary from period to period as a result of a number of factors. These factors include, but are not limited to, the purchasing patterns of significant customers, the timing of new product introductions by the Company and its competitors, the amount of slotting fees and new product development and advertising expenses incurred by the Company, variations in sales by distribution channel, fluctuations in market prices of raw materials, competitive pricing policies, and situations that the company cannot foresee. These factors could cause the Company's performance to differ from investor expectations, resulting in volatility in the price of the Common Stock.

     Investors should carefully consider the following information as well as other information contained in this Report. Information included in this Report contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward looking statements will be achieved. The following matters constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties that could cause actual results to vary materially from the future results covered in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Revenues

     SPOP's net sales for the year ended December 31,1999 ("1999") were $29,620,000 compared to $22,187,000 for the year ended December 31, 1998 ("1998"), an increase of $7,433,000, or 33.5% compared to a 17.5% increase in 1998. The increase in sales in 1999 reflects the revenues of the newly merged OFPI and OI following the October 6, 1999 closing date. Excluding these revenues, SNI's comparable sales increased 16.4% from 1998 reflecting growth in all of the product categories. The proportion of ingredient sales to total sales increased with a comparable decline in proportion of retail sales due to the impact of the newly merged companies. The proportion of supplemental sales to total sales increased slightly from 1998.

Cost of Goods Sold

     SPOP's cost of goods sold for 1999 was $20,960,000 or 70.8% of sales, versus $15,511,000, or 69.9% of sales for 1998. The increase in cost-of-goods sold as a percentage of sales was due primarily to higher proportion of lower margin industrial sales and higher fixed manufacturing costs for products acquired from OFPI.

     Management is in process of evaluating organizational changes and alternatives to reduce manufacturing and distribution costs in connection with the merger. As a result, management believes SPOP's operations should become more efficient and unit costs will decrease by the end of the 2000 fiscal year, producing reductions in cost-of-goods sold as a percentage of sales in subsequent periods.

Sales and Marketing Expenses

     SPOP's sales and marketing expense for 1999 was $4,377,000, or 14.8% of sales, versus $3,154,000 or 14.2% of sales for 1998. The increase in sales and marketing expense reflected an increase in personnel required to build a sales organization to support the higher sales anticipated with the merger. Promotion costs increased as a percentage of sales reflecting programs targeted to regain lost market share as a result of OFPI's reduced marketing activities prior to the merger. The Company anticipates the newly formed sales organization and targeted market spending will enable the Company to increase its market share in certain categories.

General and Administrative Expenses

     SPOP's general and administrative expenses for 1999 were $3,303,000, or 11.2% of sales, versus $2,378,000 or 10.7% of sales for 1998. The increase in 1999 was due, in large part, to higher professional services related to the implementation of a new accounting system and increased overhead associated with the Merger.

Amortization of Goodwill

     The Company recorded goodwill of $10,443,000 in connection with the Merger. Amortized over 12 years, included in 1999 is $218,000 of amortization expense for the period October 6, 1999 to December 31, 1999.

Net Interest Expense

     SPOP's interest expense for 1999 was $749,000 versus $471,000 for 1998. The increase in interest expense resulted from higher utilization of the revolving credit line. The additional borrowing was used to increase inventory to meet minimum service levels, pay past due vendors at OFPI, fund certain costs of the Merger transaction, fund the reduction in Company's term debt as a result of the refinancing and fund post merger operating losses. (See Liquidity and Capital Resources).

Deferred Tax Assets

     Since the Company could not determine that it was more likely than not that the deferred tax assets would be realized, a 100% valuation allowance was provided.

Year 2000 Compliance

     SOPI completed a plan to identify all computer hardware and software, plant equipment and services upon which it relies that may have been impacted by the year 2000 problem by December 31, 1999. After identification of the problem areas, the Company verified or took action to ensure those products or services were year 2000 compliant. As a result of this action, the Company was year 2000 compliant in advance of December 31, 1999.

     Issues similar to these also faced the Company's customers and vendors. While the Company had not completed an assessment of year 2000 readiness of its customers and vendors, from conducting business following December 31, 1999, management believes that business with those customers and vendors was not significantly disrupted by the year 2000 problem.

Liquidity and Capital Resources

     In connection with the merger, the Company paid down the existing debt and lines of credit of SNI, OFPI and OI with a new loan facility totaling $11,717,000 with Wells Fargo Business Credit. The new facility, consisting of term debt and a revolving line of credit, is collateralized by substantially all assets of the newly combined group, and bears interest at prime plus 1% to 1 1/4%. The balance of the initial proceeds was used for working capital purposes, to purchase raw materials and equipment, to pay certain Merger related commitments, and to provide marketing funds to introduce new products and to introduce existing products into new markets.

     Advances under the new revolving line of credit will be limited to a borrowing base consisting of certain accounts receivable and/or inventory. Included in the facility are two term notes of $1,067,000 and $150,000 requiring payment over 60 and 18 months, respectively, and a capital expenditure note of up to $1,500,000 to be repaid over 60 months beginning in August 2000. Due to operating losses following the merger, the Company is in default of certain financial covenants that were based on financial projections made at the time the facility was put in place. Management is seeking from the bank waivers and a reset of covenants to more accurately match the Company's financial condition.

     Also in connection with the Merger, the Company completed a Private Placement of 16 Units in October 1999. Each Unit consisted of a $25,000 unsecured and subordinated promissory note bearing interest of 10%, plus warrants to purchase 10,000 shares of Common Stock at $.01 per share from January 1, 2000 to September 30, 2000. Net proceeds of approximately $370,000 were received, after offering expenses of approximately $30,000. As of April 1, 2000, the Company was in default on the repayment of the promissory notes. As a condition of the default the accrued interest is added to the principal, the interest rate increased to 15% and the note holder is granted 2,500 warrants per unit for each month the principal is not paid up to six months. The warrants granted due to the default have the same terms as those granted with the promissory notes.

     The Company is currently seeking additional capital from such potential sources as refinancing the existing term debt, sale of certain low producing assets and issuance of common stock. Management believes that the new credit facility and proceeds from the new sources of capital, if obtained, coupled with anticipated cost savings in the area of manufacturing, should provide adequate funds to meet the Company's estimated cash requirements for the year ending December 31, 2000. There can be no assurances that all of the anticipated savings can be attained by year-end or that additional capital will be available on acceptable terms. However, the majority shareholder has indicated that he has the intent and ability to support the operations of the Company with additional funding for the next fiscal year, if needed.

     The Company's cash at the end of the 1999 was $1,100 compared to $500 in 1998. During 1999, the Company used $171,900 in cash for operating activities, compared to providing $700,800 in cash in 1998. The use of cash resulted primarily from funding operating losses and higher inventory levels, partially offset by an increase in accounts payable following the Merger. Cash used in investing activities was $1,529,700 in 1999 compared to $597,000 in 1998, reflecting higher purchases of fixed assets and Merger transaction costs in 1999. Cash provided by financing activities was $1,702,200 in 1999 compared to a use of $257,700 in 1998. The increase in funds provided from financing reflected an increase in proceeds from notes payable and lines of credit in 1999.

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

New Applicable Account Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings' effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 as amended is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

     Historically, the company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of this new standard on July 1, 2000 to affect its financial statements or results of operations.


ITEM 7. FINANCIAL STATEMENTS
----------------------------

Spectrum Organic Products, Inc.

Financial Statements
Years Ended December 31, 1999 and 1998

                                                 Spectrum Organic Products, Inc.



================================================================================


Independent Auditors' Reports                                       F-2 - F-3

Financial Statements
       Balance sheets                                               F-4 - F-5
       Statements of operations                                     F-6
       Statements of stockholders' equity                           F-7
       Statements of cash flows                                     F-8 - F-9
       Summary of accounting policies                               F-10 - F-13
       Notes to financial statements                                F-14 - F-31

Report of Independent Certified Public Accountants


To The Stockholders and Board of Directors of Spectrum Organic Products, Inc.

We have audited the accompanying balance sheet of Spectrum Organic Products, Inc. as of December 31, 1999 and the related statement of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Organic Products, Inc. as of December 31, 1999 and the results of its operations, changes in stockholders' equity and its cash flows for the year ended in conformity with generally accepted accounting principles.



/s/ BDO Seidman, LLP
--------------------
BDO Seidman, LLP
San Francisco, California

April 7, 2000

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Spectrum Naturals, Inc.


We have audited the accompanying balance sheets of Spectrum Naturals, Inc., as of December 31, 1998, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Naturals, Inc. as of December 31, 1998, and the results of its operations, stockholders' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                 /s/ Moss Adams LLP
                                                 ------------------
                                                 Moss Adams LLP


Santa Rosa, California
June 18, 1999 (except for Notes 7 and 12, as to which the date is July 2, 1999)

                                                 Spectrum Organic Products, Inc.


                                                                  Balance Sheets

================================================================================

Years ended December 31,                                     1999           1998
--------------------------------------------------------------------------------

Assets (Notes 8 and 10)

Current Assets
   Cash                                               $     1,100    $       500
   Accounts receivable, net (Note 2)                    3,644,500      1,622,400
   Inventories, net (Note 3)                            6,585,800      2,784,900
   Income tax refunds receivable (Note 12)                 31,100         90,000
   Prepaid expenses and other current assets              188,000        116,300
   Deferred income taxes                                     --           73,100
--------------------------------------------------------------------------------
Total current assets                                   10,450,500      4,687,200

Property and equipment, net (Note 5)                    4,048,500      2,076,900
--------------------------------------------------------------------------------

Other Assets
   Goodwill, net (Note 1)                              10,225,600           --
   Other intangible assets, net (Note 6)                   94,500        360,300
   Other assets                                           155,000        101,900
--------------------------------------------------------------------------------

Total Other Assets                                     10,475,100        462,200
--------------------------------------------------------------------------------




Total Assets                                          $24,974,100    $ 7,226,300
================================================================================


          See accompanying summary of accounting policies and notes to financial statements.


                                                                                   Spectrum Organic Products, Inc.


                                                                                                    Balance Sheets

==================================================================================================================

Years ended December 31,                                                                      1999            1998
------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current Liabilities
   Bank overdrafts                                                                          229,300    $   187,000
   Lines of credit (Note 8)                                                               4,938,000      1,418,700
   Current maturities of notes payable, former stockholder (Note 9)                         381,200        199,300
   Current maturities of notes payable and capitalized lease obligations (Note 10)        1,622,400        308,300
   Current maturities of notes payable, stockholders (Note 11)                              288,600           --
   Accounts payable, trade                                                                6,144,400      1,701,300
   Accrued expenses                                                                       1,059,500        441,100
   Income taxes payable (Note 12)                                                            13,300         19,000
------------------------------------------------------------------------------------------------------------------

   Total Current Liabilities                                                             14,676,700      4,274,700

   Notes payable, former stockholder, less current maturities (Note 9)                    1,305,900      1,687,100
   Notes payable and capitalized lease obligations, less current maturities (Note 10)       154,700        955,800
   Notes payable, stockholders, less current maturities (Note 11)                           423,400           --
   Deferred income taxes (Note 12)                                                             --          168,000
------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                        16,560,700      7,085,600
------------------------------------------------------------------------------------------------------------------


Commitments and Contingencies (Note 15)

Stockholders' Equity (Notes 1 and 14):
   Preferred stock, 5,000,000 shares authorized, no shares issued
      or outstanding                                                                           --             --
   Common stock, without par value, 60,000,000 shares authorized,
      43,914,186 and 32,336,495 issued and outstanding at
      December 31, 1999 and 1998                                                          8,296,000         95,500
   Additional  paid-in capital                                                              185,500           --
   (Accumulated deficit) retained earnings                                                  (68,100)        45,200
------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                                8,413,400        140,700
------------------------------------------------------------------------------------------------------------------

Total Liabilities And Stockholders' Equity                                             $ 24,974,100    $ 7,226,300
==================================================================================================================



                                See accompanying summary of accounting policies and notes to financial statements.

                                                                                                               F-5

                                                     Spectrum Organic Products, Inc.


                                                            Statements of Operations

====================================================================================

Years ended December 31,                                        1999            1998
------------------------------------------------------------------------------------
Gross Sales                                             $ 31,417,800    $ 23,951,000

Discounts And Allowances                                   1,798,200       1,763,900
------------------------------------------------------------------------------------

Net Sales                                                 29,619,600      22,187,100

Costs Of Goods Sold                                       20,960,000      15,511,400
------------------------------------------------------------------------------------

Gross Profit                                               8,659,600       6,675,700

Operating Expenses:

Promotions And Advertising                                 4,376,800       3,154,400

General And Administrative Expenses                        3,303,000       2,377,600

Amortization Of Goodwill (Note 1)                            217,600            --
------------------------------------------------------------------------------------

Total Operating Expenses                                   7,897,400       5,532,000
------------------------------------------------------------------------------------

Income (Loss) From Operations                                762,200       1,143,700

Other Income (Expense)

    Interest Expense, net                                   (749,300)       (471,200)
    Loss On Disposal Of Fixed Assets And Labels             (102,900)       (110,000)
    Other Income                                              73,000          71,400
------------------------------------------------------------------------------------

Total Other Expenses                                        (779,200)       (509,800)
------------------------------------------------------------------------------------

Income (Loss) Before Income Taxes                            (17,000)        633,900

Provision For Income Tax Expense (Note 12)                   (96,300)       (230,700)
------------------------------------------------------------------------------------

Net (Loss) Income                                       $   (113,300)   $    403,200
------------------------------------------------------------------------------------

Basic And Diluted (Loss) Earnings Per Share (Note 14)   $      (0.00)   $       0.01
====================================================================================

  See accompanying summary of accounting policies and notes to financial statements.

                                                                                 F-6


                                                                                                     Spectrum Organic Products, Inc.


                                                                                                  Statements of Stockholders' Equity


====================================================================================================================================

                                                                                   Notes                     Retained          Total
                                                      Common Stock            Receivable    Additional       Earnings  Stockholders'
                                                 (As Restated - Note 1)             From       Paid-In   (Accumulated         Equity
                                                     Shares        Amount    Stock Sales       Capital       Deficit)      (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                       32,336,495   $    95,500   $   (10,000)   $      --     $  (225,200)   $  (139,700)
Redemption of common stock                             --            --            --             --        (132,800)      (132,800)
Payment on notes receivable                            --            --          10,000           --            --           10,000
Net income for the year                                --            --            --             --         403,200        403,200
------------------------------------------------------------------------------------------------------------------------------------

Balance, January  1, 1998                        32,336,495        95,500          --             --          45,200        140,700

Exchange of Spectrum Organic Products, Inc.
shares for all outstanding shares of Organic
Food Products, Inc. in connection with the
reverse acquisition (Note 1) including
252,576 shares issued to investment bankers       7,528,241     5,332,300          --             --            --        5,332,300

Exchange of Spectrum Organic Products, Inc.
shares for all outstanding shares of Organic
Ingredients Inc. in connection with the
reverse acquisition (Note 1) including 99,450
shares issued to investment bankers               4,049,450     2,868,200          --             --            --        2,868,200

Exchange of Spectrum Organic Products, Inc.
stock options for Organic Food Products,
Inc. stock options in connection with the
reverse acquisition (Notes 1 and 14)                   --            --            --           75,000          --           75,000

Warrants issued in connection with a
private placement of unsecured subordinated
notes (Notes 10 and 14)                                --            --            --          110,500          --          110,500

Net loss for year                                      --            --            --             --        (113,300)      (113,300)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                       43,914,186   $ 8,296,000   $      --      $   185,500   $   (68,100)   $ 8,413,400
====================================================================================================================================



                                                  See accompanying summary of accounting policies and notes to financial statements.



                                                                          Spectrum Organic Products, Inc.


                                                                                 Statements of Cash Flows

=========================================================================================================

Years ended December 31,                                                             1999            1998
---------------------------------------------------------------------------------------------------------
Net (Loss) Income                                                            $   (113,300)   $    403,200
   Adjustments To Reconcile Net (Loss) Income To Net Cash (Used in)
     Provided by Operating Activities
   Provision for allowances against receivables                                   344,300         (26,800)
   Provision for reserves for inventory obsolescence                               86,300            --
   Depreciation and amortization                                                  436,700         348,700
   Amortization of goodwill                                                       217,600            --
   Deferred income taxes                                                          (57,900)         (9,700)
   Loss on disposal of fixed assets and labels                                    102,900         110,000
   Imputed interest on note payable, former stockholder                            47,400          19,200
   Amortization of original issue discount on unsecured subordinated notes         55,200            --
---------------------------------------------------------------------------------------------------------

Changes in Assets and Liabilities:
   Accounts receivable                                                           (679,000)        170,400
   Inventories                                                                 (1,641,300)       (343,500)
   Income tax refunds receivable                                                   58,900         (90,000)
   Prepaids expenses and other current assets                                     198,600         137,800
   Other assets                                                                   (36,900)        (86,900)
   Accounts payable                                                               816,500         (62,600)
   Accrued expenses                                                                11,100         215,100
   Income taxes payable                                                           (19,000)        (84,100)
---------------------------------------------------------------------------------------------------------

Net Cash (Used in) Provided by Operating Activities                              (171,900)        700,800
---------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
   Repayment of note receivable - stockholder                                        --            34,500
   Purchase of property and equipment                                          (1,026,400)       (593,100)
   Trademark and label development expenditures                                      --           (38,400)
   Cash acquired in reverse acquisition                                            90,900            --
   Merger transaction costs                                                      (594,200)           --
---------------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                                          (1,529,700)       (597,000)
---------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
   Proceeds from bank overdraft                                                    42,300          89,400
   Proceeds from lines of credit                                               21,879,700       9,881,800
   Repayment of lines of credit                                               (20,890,500)    (10,484,100)
   Repayment of notes payable, former stockholder                                (246,700)           --





                                                                          Spectrum Organic Products, Inc.


                                                                                 Statements of Cash Flows

=========================================================================================================

Years ended December 31,                                                             1999            1998
---------------------------------------------------------------------------------------------------------

   Repayment of notes payable to stockholders                                $   (126,400)   $       --
   Proceeds of notes payable                                                    1,400,000         500,000
   Repayment of notes payable                                                    (304,500)       (220,000)
   Repayment of capitalized lease obligations                                     (51,700)        (34,800)
   Payment received on note receivable from stock sale                               --            10,000
---------------------------------------------------------------------------------------------------------

Net Cash Provided by (Used in) Financing Activities                             1,702,200        (257,700)
---------------------------------------------------------------------------------------------------------

Net Increase (Decrease) In Cash                                                       600        (153,900)

Cash, beginning of the year                                                           500         154,400
---------------------------------------------------------------------------------------------------------

Cash, end of the year                                                        $      1,100    $        500
---------------------------------------------------------------------------------------------------------

Supplemental Disclosure of Cash Flow Information:
   Cash paid for income taxes                                                $    120,700    $    432,400
   Cash paid for interest                                                    $    786,700    $    454,400
=========================================================================================================

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
   Issuance of common stock in connection with the acquisition of Organic
     Food Products, Inc. and Organic Ingredients, Inc. accounted for as a
     reverse merger                                                          $  8,200,500    $       --
   Fair market value of liabilities assumed in excess of assets acquired in reverse merger with Organic Food Products, Inc. and Organic
     Ingredients, Inc.                                                          1,573,500            --
   Exchange of stock options in connection with the acquisition of Organic
     Food Products, Inc.                                                           75,000            --
   Warrants issued in connections with private placement of unsecured
     subordinated notes                                                           110,500            --
   Purchase of property and equipment under capitalized lease obligations         160,700          33,200
   Refinancing of lines of credit and notes payable                             5,192,600            --
   Redemption of common stock through issuance of note payable                       --           132,700
=========================================================================================================


                       See accompanying summary of accounting policies and notes to financial statements.


                                                                                                        9

                                                 Spectrum Organic Products, Inc.


                                                  Summary of Accounting Policies

================================================================================


Business Combination and Basis of Presentation
----------------------------------------------

As a result of the reverse merger described in Note 1, the financial statements include the historical results of Spectrum Naturals, Inc. ("SNI"), the accounting acquirer, for 1998 and the 1999 period prior to the October 6, 1999 merger date. Results of operations after October 6, 1999 also include the newly acquired companies Organic Ingredients, Inc. ("OI") and Organic Food Products, Inc. ("OFPI"). Effective with the merger, the newly combined entity changed its name to Spectrum Organic Products, Inc. Together, SNI prior to the merger and the combined companies after the merger are referred to as "the Company" or "SOPI".

Nature of Operations
--------------------

The Company manufactures, packages, and sells organic and natural food products, including cooking and nutritional oils, condiments, dressings and spreads on a wholesale basis to distributors and grocery and club store chains throughout the United States. Company headquarters are located in Petaluma, California; principal warehousing and manufacturing facilities are located in Petaluma and Morgan Hill, California.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates made by the Company are those concerning reserves against accounts receivable and inventory.

Stock-Based Compensation
------------------------

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. As permitted under SFAS No. 123, the Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost for employee stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Options granted to non-employees are recorded over the service period at the estimated fair value of the option granted. Pro forma disclosure of net income and earnings per share is provided as if the Company had elected the fair value method of accounting for all stock-based compensation awards.

                                                 Spectrum Organic Products, Inc.


                                                  Summary of Accounting Policies

================================================================================


Accounts Receivable and Allowances
----------------------------------

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

Inventory
---------

Inventory is stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment
----------------------

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs that neither significantly add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred.

Goodwill and Intangible Assets
------------------------------

The excess of purchase consideration including transaction costs over identifiable net assets of businesses acquired is recorded as goodwill and amortized on the straight-line method over the estimated useful life, generally twelve years.

Trademark, label development and other intangible assets are amortized on the straight-line method over the estimated useful life, generally five years.

Long-Lived Assets
-----------------

Long-lived assets, including property and equipment, goodwill, and other intangible assets, are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, or whenever management has committed to a plan to dispose of the assets. Such assets are carried at the lower of book value or fair value as estimated by management based on appraisals, current market value, and comparable sales value, as appropriate. Assets to be held and used affected by such impairment loss are depreciated or amortized at their new carrying amount over the remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. In determining whether an impairment exists, the company uses undiscounted future cash flows without interest charges compared to the carrying value of assets.

                                                 Spectrum Organic Products, Inc.


                                                  Summary of Accounting Policies

================================================================================


Income Taxes
------------

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

Revenue Recognition
-------------------

The Company recognizes revenues through sales of products primarily to distributors and grocery and club store chains. Sales are recorded when goods are shipped for most customers and upon delivery to retail locations for certain customers. Potential returns, adjustments and spoilage allowances are provided for in accounts receivable allowances.

Advertising Costs
-----------------

Costs associated with the production of pamphlets and similar advertising literature are capitalized and amortized over the period of distribution, which is generally six to twelve months. Other advertising costs are expensed as incurred.

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts of accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The Company's notes payable (including notes payable-stockholders and notes payables-former stockholder) approximate fair value based on rates currently available from the bank for debt with similar terms and maturities. The fair value of the line of credit approximates book value because the interest rate fluctuates with changes in the prime rate. The fair value of the Company's commitments to purchase inventory are based on current market prices available to the Company.

New Accounting Pronouncements
-----------------------------

The Financial Accounting Standard Board has issued SFAS No. 133, Accounting for Derivatives and Hedging Activities. It requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the value of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving the offsetting changes in fair value or cash flows. SFAS No. 133, as amended, is effective for all quarters of fiscal years beginning after June 15, 2000. The Company historically has not used derivatives and, accordingly, management believes that the adoption of SFAS No. 133 will have no significant effect on its financial statements.

                                                 Spectrum Organic Products, Inc.


                                                  Summary of Accounting Policies

================================================================================


Reclassifications
-----------------

Certain reclassifications have been made to the prior year financial statements to be consistent with the current year presentation. These reclassifications had no impact on prior year net income or retained earnings.

                                                 Spectrum Organic Products, Inc.


                                                   Notes to Financial Statements

================================================================================


1. Business Combination
-----------------------

On October 6, 1999 Spectrum Naturals, Inc. ("SNI") and Organic Ingredients, Inc. ("OI"), both California corporations, were merged with and into Organic Food Products, Inc. (OFPI), also a California corporation. Effective with the merger, the newly combined entity changed its name to Spectrum Organic Products, Inc. Together, SNI prior to the merger and the combined companies after the merger are referred to as "the Company" or "SOPI".

As a result of the merger, SNI stockholders received 4,669.53 shares of OFPI stock in exchange for each share of SNI stock previously held, for a total of 32,336,495 shares representing approximately 73.8% of the outstanding common stock after the merger. OI stockholders received 39.5 shares of OFPI stock in exchange for each share of OI stock previously held, for a total of 3,950,000 shares representing approximately 9.0% of the outstanding common stock after the merger. Existing OFPI stockholders held 7,275,665 of the outstanding shares, or approximately 17.2% of the common stock outstanding after the merger. Since a controlling interest in the combined company is held by former SNI stockholders after the merger, the transaction was accounted for as a reverse merger, with SNI as accounting acquirer and OFPI and OI as accounting acquirees.

Accordingly, the financial statements present the historical results of SNI as accounting acquirer for all periods presented. Results of operations for OFPI and OI are included from the October 6, 1999 merger date forward. Numbers of shares and per-share amounts have been retroactively restated where applicable for all periods presented.

The assumed purchase prices of OI and OFPI were determined by multiplying the number of combined Company shares issued to OI stockholders or retained by OFPI stockholders by $.7083 per share, the average of the closing market prices for OFPI stock for the three days immediately prior to the announcement of the merger in February 1999. The total assumed purchase prices, plus transaction costs of $918,700 (including $75,000 related to outstanding OFPI options), were recorded as follows:

                                                 Spectrum Organic Products, Inc.


                                                   Notes to Financial Statements

================================================================================


                                          Total            OFPI              OI
--------------------------------------------------------------------------------
Receivables                        $  1,636,800    $    541,700    $  1,095,100
Inventories                           2,310,000         977,200       1,332,800
Prepaids and other assets               273,000         190,800          82,200
Fixed assets and intangibles          1,118,900       1,074,500          44,400
Line of credit                       (1,894,100)       (942,100)       (952,000)
A/P and accruals                     (4,270,600)     (3,012,500)     (1,258,100)
Related party notes                    (838,400)       (497,200)       (341,200)
Goodwill                             10,443,200       7,461,000       2,982,200
--------------------------------------------------------------------------------
Total purchase, less $90,900
  cash acquired                    $  8,778,800    $  5,793,400    $  2,985,400
================================================================================


Goodwill amortization charged to operations for the post-merger period in 1999 was $217,600, based on a twelve-year life, using the straight-line method.

The following unaudited pro-forma financial data presents the results of operations of SNI, OFPI and OI as if the merger had occurred on January 1, 1998. The pro-forma information gives effect to certain adjustments, including the amortization of goodwill. This pro-forma summary does not necessarily reflect results of operations as they would have been if SNI, OFPI and OI had constituted a single entity during such periods, and is not necessarily indicative of results that may be obtained in the future.


Years ended December 31,                                1999                1998
--------------------------------------------------------------------------------
(In thousands except per share amounts)

Net sales                                       $ 42,905,000       $ 41,800,000

Net loss                                          (3,038,000)        (4,901,000)

Basic and diluted loss per share                       (0.07)             (0.11)

Weighted average shares                           43,914,186         43,914,186
================================================================================

                                                 Spectrum Organic Products, Inc.


                                                   Notes to Financial Statements

================================================================================


2. Accounts Receivable
----------------------

Accounts receivable consist of:

December 31,                                             1999               1998
--------------------------------------------------------------------------------
Trade                                              $4,038,000         $1,608,600
Stockholder                                            13,700             30,500
Other                                                  18,800             13,300
--------------------------------------------------------------------------------
                                                    4,070,500          1,652,400
Less allowance for doubtful
  accounts and chargebacks                            426,000             30,000
--------------------------------------------------------------------------------
                                                   $3,644,500         $1,622,400
================================================================================


For 1999, the Company had one customer which accounted for approximately 19% of total sales volume and approximately 17% of total trade accounts receivable at December 31, 1999. For 1998, the Company had two customers which accounted for approximately 37% and 13%, respectively, of total sales volume and approximately 45% of accounts receivable at December 31, 1998.

3. Inventories
--------------

Inventories consist of:

December 31,                                                1999            1998
--------------------------------------------------------------------------------
Raw materials                                         $1,116,300      $1,072,200
Finished goods                                         5,929,500       1,712,700
--------------------------------------------------------------------------------
                                                       7,045,800       2,784,900
Less:  Provision for obsolete inventory                  460,000            --
--------------------------------------------------------------------------------
                                                      $6,585,800      $2,784,900
================================================================================


For 1999 and 1998, the Company had one supplier of raw materials which accounted for approximately 15% and 21% of total purchases of raw materials and one supplier of processing (co-packer) which accounted for approximately 10% and 11% of total cost of sales. At December 31, 1999 and 1998, approximately $472,000 and $253,000 of accounts payable was owed to these suppliers.

                                                 Spectrum Organic Products, Inc.


                                                   Notes to Financial Statements

================================================================================


4. Advertising
--------------

Total capitalized advertising literature costs at December 31, 1999 and 1998 were $0 and $12,800, respectively. Total advertising expenses were $681,100 and $397,200 for the years ended December 31, 1999 and 1998, respectively.

5. Property and Equipment
-------------------------

A summary of property and equipment is as follows:

Years ended December 31,                                  1999              1998
--------------------------------------------------------------------------------
Machinery and equipment                             $4,560,800        $2,493,500
Furniture and fixtures                                 700,100           478,600
Leasehold improvements                                 400,500           166,400
Vehicles                                               146,200            64,500
--------------------------------------------------------------------------------
                                                     5,807,600         3,203,000
Less accumulated depreciation                        1,759,100         1,126,100
--------------------------------------------------------------------------------
                                                    $4,048,500        $2,076,900
================================================================================


Depreciation expense was $372,800 and $173,900 for 1999 and 1998, respectively.

6. Other Intangible Assets
--------------------------

A summary of other intangible assets is as follows:

December 31,                                               1999             1998
--------------------------------------------------------------------------------
Trademarks                                             $ 74,100         $ 30,700
Label development                                        80,800          550,700
Covenant-not-to-compete                                  76,500           76,500
--------------------------------------------------------------------------------
                                                        231,400          657,900
Less accumulated amortization                           136,900          297,600
--------------------------------------------------------------------------------
                                                       $ 94,500         $360,300
================================================================================


During 1999, the Company determined that certain labels had become obsolete due to label revisions. The Company accordingly wrote off label development costs, net of accumulated amortization, of approximately $95,000.

                                                 Spectrum Organic Products, Inc.


                                                   Notes to Financial Statements

================================================================================


7. Research and Development
---------------------------

Research and development costs are expensed as incurred and totaled $215,200 and $46,000 for the years ended December 31, 1999 and 1998, respectively.

8. Line of Credit
-----------------

The Company has available a $9,000,000 line of credit, subject to a borrowing base limitation based upon a percentage of eligible accounts receivable and inventory, bearing interest at prime plus 1% (9.5% at December 31, 1999), expiring October 5, 2002. Borrowings under the revolving line of credit, which is part of an $11,717,000 credit facility (see Note 10), totaled $4,938,000 at December 31, 1999. The credit line is collateralized by substantially all assets of the Company and life insurance policies on key officers. There were no additional borrowings available under the line of credit at December 31, 1999. The loan agreement requires compliance with certain covenants and conditions, which the Company was not in compliance with as of December 31, 1999 and as of the date of our report. The bank has not waived these violations. Management is currently in negotiations with the bank to formulate new financial covenants and believes that upon completion of those negotiations, the Company will be back in compliance. Due to this covenant violation, the term loans totaling $1,217,000 have been classified as current on the balance sheet (Note 10 and 15).

At December 31, 1998, the Company had two lines of credit providing for maximum borrowings of $2,000,000 and $600,000, subject to a borrowing base determined as a percentage of eligible account receivables and inventory. These lines of credit were secured by substantially all assets of the Company, a life insurance policy in the name of the majority stockholder and the majority stockholders' personal guarantee. The loan agreement also specified certain financial covenants and conditions. Total borrowings under these lines of credit totaled $1,418,700 at December 31, 1998.

                                                 Spectrum Organic Products, Inc.


                                                   Notes to Financial Statements

================================================================================


9. Notes Payable, Former Stockholder
------------------------------------

Notes payable, former stockholder consists of the following:

Year ending December 31,                                     1999          1998
--------------------------------------------------------------------------------

Note payable with interest due monthly at an
escalating rate ranging from 7.8% to 12%.
Principal is due in monthly installments of
$25,000 through May 2000, $37,500 from June 2000
through November 2000, thereafter at $31,250 until
paid in full. This note is secured by a collateral
assignment on a life insurance policy on the
majority stockholder. Additionally, the note is
secured by unissued shares of common stock in an
amount equivalent to the unpaid principal and
interest due under the note. This note is
subordinated to the line of credit and all notes
payable to the bank.                                 $ 1,475,000    $ 1,621,700

Non-interest bearing, unsecured, note due in two
payments; $100,000 in 1999 and $513,300 five years
after the last principal payment on the above note
payable, expected to be December 2007. Interest
has been inputed at an effective annual interest
rate of 10.75%                                           212,100        264,700
--------------------------------------------------------------------------------
                                                       1,687,100      1,886,400
Less current maturities                                  381,200        199,300
--------------------------------------------------------------------------------
                                                     $ 1,305,900    $ 1,687,100
================================================================================

                                                 Spectrum Organic Products, Inc.


                                                   Notes to Financial Statements

================================================================================


Maturities or payments required on principal under long-term debt for each of the succeeding years ending December 31 are as follows:

Year ending December 31,
--------------------------------------------------------------------------------
2000                                                                 $  381,200
2001                                                                    375,000
2002                                                                    375,000
2003                                                                    343,700
2004                                                                        -
Thereafter                                                              212,200
--------------------------------------------------------------------------------
                                                                     $1,687,100
================================================================================


10. Notes Payable and Capital Lease Obligations
-----------------------------------------------

A summary of notes payable and capitalized lease obligations is as follows:

December 31,                                                1999           1998
--------------------------------------------------------------------------------

Notes payable to bank, due in 60 and 18 monthly
installments of principal of $17,800 and $8,300,
respectively, plus interest at prime plus 1.25%
(9.75% at December 31, 1999). These notes are
secured by substantially all assets of the
company.(a)                                           $1,217,000    $      --

Senior Notes

Note payable to bank, which bore interest at prime
rate plus 1.75%. The agreement requires the
Company meet certain restrictions related to
financial ratios, cash flow, and non-bank debt,
and was secured by substantially all assets of the
Company and the majority stockholder's personal
guarantee. The Company was in violation of certain
loan covenants at December 31, 1998. The note was
refinanced during 1999 through a new term loan.             --          500,000

                                                 Spectrum Organic Products, Inc.


                                                   Notes to Financial Statements

================================================================================

December 31,                                                1999           1998
--------------------------------------------------------------------------------

Note payable to bank, (SBA loan), which bore
interest at prime rate plus 2.75%, secured by the
majority stockholder's personal guarantee. The
note was refinanced during 1999 through a new term
loan.                                               $       --      $   305,200

Note payable to bank, which bore interest at the
bank's reference rate plus 1.75%, secured by
equipment and the majority stockholder's personal
guarantee. The note was refinanced during 1999
through a new term loan.                                    --          166,500

Note payable to bank, (SBA loan), which bore
interest at prime rate plus 2.75%, secured by
substantially all assets of the Company and the
majority stockholder's personal guarantee. The
note was refinanced during 1999 through a new term
loan.                                                       --           98,500

--------------------------------------------------------------------------------
Total Senior Notes                                     1,217,000      1,070,200
--------------------------------------------------------------------------------

Subordinated Notes

Note payable to California Economic Development
Lending Initiative, which bore interest at prime
plus 3.25%, secured by equipment, a life insurance
policy on the majority stockholder, and the
majority stockholder's personal guarantee. The
note was subordinated to the line of credit and all
notes payable to bank, and required the Company
meet certain restrictions relating to tangible net
worth, key financial ratios, incurrence of new
debt, payment of dividends, and redemption of
stock. The note was refinanced during 1999 through
a new term loan.                                            --           87,800

                                                 Spectrum Organic Products, Inc.


                                                   Notes to Financial Statements

================================================================================


December 31,                                                1999           1998
--------------------------------------------------------------------------------

10% private placement notes, unsecured, net of
unamortized original issue discount of $55,200.(b)       344,800           --

--------------------------------------------------------------------------------
Capitalized lease obligations secured by property
and equipment                                            215,300        106,100
--------------------------------------------------------------------------------
                                                       1,777,100      1,264,100

Less current maturities                                1,622,400        308,300
--------------------------------------------------------------------------------
                                                       $ 154,700      $ 955,800
================================================================================


(a) On October 6, 1999, the Company entered into a $11,717,000 credit facility with a commercial lender which provided (1) term loans totaling $1,217,000;
     (2) a revolving line of credit of up to $9,000,000 (see Note 8); and (3) a capital equipment expenditure credit line of up to $1,500,000. The capital equipment line was unused at December 31, 1999. A portion of the proceeds from the term loan were used to pay off the existing notes. As the Company was not in compliance with certain loan covenants (Note 8) the entire balance has been classified as current.

(b) The private placement notes were issued in October 1999 for a total face amount of $400,000. The notes are unsecured and subordinated to all other indebtedness of the Company. Each of the 16 Units sold in the placement included a $25,000 note plus warrants to purchase 10,000 shares of SOPI common stock at $.01 per share from January 1 to September 30, 2000. The resulting $110,500 value of the warrants was allocated as original issue discount to the face amount of the notes, and is being amortized to interest expense over the six month base term of the notes.

     The notes were originally due the earlier of (1) March 31, 2000, (2) the Company raising additional capital of $1,000,000 or more, (3) sale or merger of the Company, or (4) refinancing of any Company debt in the amount of $1,000,000 or more. As provided in the agreements, since the notes were not repaid by March 31, 2000, the accrued interest has been added to the principal, and the interest rate has increased to 15%. For each month the principal is not repaid up to six months, each Unit holder will receive an additional 2,500 warrants with similar terms.

                                                 Spectrum Organic Products, Inc.


                                                   Notes to Financial Statements

================================================================================


(c) The cost of assets securing the capital lease obligations was $356,800 with accumulated depreciation of $116,300 at December 31, 1999.


Future minimum lease payments for equipment under capital lease agreements are as follows:

Year ending December 31,
--------------------------------------------------------------------------------
2000                                                                $    80,700
2001                                                                     80,200
2002                                                                     56,900
2003                                                                     28,900
2004                                                                     11,400
--------------------------------------------------------------------------------
                                                                        258,100
Less amounts representing interest                                       42,800
--------------------------------------------------------------------------------
Present value of minimum payments                                       215,300
Less current maturities                                                  60,600
--------------------------------------------------------------------------------
                                                                    $   154,700
================================================================================

11. Notes Payable to Stockholders
---------------------------------

Notes payable to stockholders consist of:

                                                            1999           1998
--------------------------------------------------------------------------------
10% unsecured notes, payable $17,400 monthly,
including principal and interest.                   $    427,800     $      --

10% unsecured notes, payable $8,500 monthly
including principal and interest.                        204,200            --

10% unsecured note, assumed in conjunction with
the merger, payable $7,100 monthly including
principal and interest.                                   80,000            --

                                                 Spectrum Organic Products, Inc.


                                                   Notes to Financial Statements

================================================================================


                                                           1999            1998
--------------------------------------------------------------------------------
                                                         712,000            --
Less current maturities                                  288,600
--------------------------------------------------------------------------------
                                                     $   423,400       $    --
================================================================================


Aggregate maturities or principal payments required on notes payable to stockholder are as follows:

Year ending December 31,
--------------------------------------------------------------------------------
2000                                                              $     288,600
2001                                                                    212,000
2002                                                                    124,500
2003                                                                     47,300
2004                                                                     39,600
--------------------------------------------------------------------------------
                                                                  $     712,000
================================================================================


12. Income Taxes and Deferred Income Taxes
------------------------------------------

Income tax expense consists of:

Years ended                                             1999               1998
--------------------------------------------------------------------------------
Current:

Federal                                            $ 130,600          $ 192,900
State                                                 23,600             47,500
--------------------------------------------------------------------------------
                                                     154,200            240,400
--------------------------------------------------------------------------------
Deferred:

Federal                                              (45,100)            (7,600)
State                                                (12,800)            (2,100)
--------------------------------------------------------------------------------
                                                     (57,900)            (9,700)
--------------------------------------------------------------------------------
Total Income Tax Expense                           $  96,300          $ 230,700
================================================================================

                                                 Spectrum Organic Products, Inc.


                                                   Notes to Financial Statements

================================================================================


A reconciliation of the Federal statutory rate to the tax provision of the corresponding years is as follows:

                                                            1999           1998
--------------------------------------------------------------------------------
Tax (benefit) expense at effective Federal
  statutory rate                                       $  (5,800)     $ 216,000
Non-deductible expense                                    95,900         13,400
State income tax benefit (expense), net of
  Federal effect                                           7,100         30,000
Other                                                       (900)       (28,700)
--------------------------------------------------------------------------------
                                                       $  96,300      $ 230,700
================================================================================

Deferred tax assets and liabilities at December 31, 1999 and 1998, consisted of:

                                                          1999              1998
--------------------------------------------------------------------------------
Deferred Tax Assets:
  Net operating loss carryovers                    $ 2,970,700      $      --
  Goodwill amortization and write-down               1,091,600             --
  Inventory valuation allowance                        197,100             --
  Accounts receivable allowances                       182,500           11,700
  Accrued bonuses                                       99,900           23,300
  Accrued vacation                                      74,800           21,300
  State tax credit carryforwards                        53,800             --
  State income taxes                                    21,400           24,100
  Other                                                 49,700           16,500
--------------------------------------------------------------------------------

Gross Deferred Tax Assets                            4,741,500           96,900
--------------------------------------------------------------------------------
Deferred Tax Liabilities:
  Depreciation and fixed asset write-down             (298,000)        (187,600)
  State tax benefit                                   (252,800)          (4,200)
  Other                                                 (7,000)            --
--------------------------------------------------------------------------------

Gross Deferred Tax Liabilities                        (557,800)        (191,800)
--------------------------------------------------------------------------------

                                                 Spectrum Organic Products, Inc.


                                                   Notes to Financial Statements

================================================================================


                                                          1999             1998
--------------------------------------------------------------------------------
Net deferred tax assets (liabilities)              $ 4,183,700      $   (94,900)
Valuation allowance                                 (4,183,700)            --
--------------------------------------------------------------------------------
Net deferred taxes                                 $      --        $   (94,900)
================================================================================

The deferred taxes have been presented on the balance sheet as follows:

                                                          1999             1998
--------------------------------------------------------------------------------
Net current deferred tax assets                        $    --        $  73,100
Net non-current deferred tax liabilities                    --         (168,000)
--------------------------------------------------------------------------------
                                                       $    --        $ (94,900)
================================================================================

As of December 31, 1999, the Company has Federal net operating loss carryforwards (NOLS) totaling approximately $7,740,000, which expire at various times through 2019. For state purposes, the Company has net operating loss carryforwards totaling approximately $3,845,000, which expire at various times through 2004. In addition, the Company has approximately $54,000 of state manufacturing investment tax credit carryforwards which expire in 2004.

The NOLS originated primarily from pre-merger operations of OFPI. As a result of OFPI's acquisition by SNI (Note 1), OFPI experienced a more than 50% change in ownership for Federal and State income tax purposes. As a result, an annual limitation will be placed upon the Company's ability to realize the benefit of the pre-merger NOLS. In part because of this limitation, Company management is unable to determine whether it is more likely than not that the net deferred tax assets will be realized. Accordingly, a 100% valuation allowance against the net deferred tax assets has been recorded in 1999.

Approximately $3,700,000 of the valuation allowance relates to deferred tax assets, primarily the net operating loss carryovers and the goodwill amortization and write-off, that carried over from OFPI. Therefore any subsequently recognized tax benefits for these items will be allocated to reduce the goodwill arising from the OFPI acquisition.

                                                 Spectrum Organic Products, Inc.


                                                   Notes to Financial Statements

================================================================================


As a result of the reverse merger, OI and SNI were merged into OFPI as of October 6, 1999, with OFPI as the surviving taxable entity for the Company. Subsequently, the tax year of the combined entity was changed from June 30 to December 31.

13. 401(k) Plan
---------------

The Company provides a defined contribution plan covering substantially all employees meeting certain age and service requirements. Plan contributions are made at the discretion of the Board of Directors, and totaled $13,900 and $26,100, for 1999 and 1998.

14. Stock Options and Warrants
------------------------------

Options
-------

Prior to the merger as discussed in Note 1, SNI had a "1998 Equity Incentive Plan", under which options were granted to an officer in 1998. These options vest monthly over a three-year period, are exercisable for ten years from the date of grant, and were granted at the estimated market value of SNI stock at the grant date. As a result of the merger, the Company assumed the options outstanding under OFPI's "1995 Stock Option Plan". Because OFPI is the legal acquirer, SNI's existing options were taken into the 1995 Stock Option Plan and restated at their equivalent number of shares and strike price using the merger conversion ratio (see Note 1), and the old SNI plan was discontinued. Under the continuing plan, option price shall not be less than the fair market value on the date of grant, and options generally will expire ten years after grant. Options generally vest ratably over four or five years for employees, and two years for directors (the existing SNI options retained their three-year vesting period). At December 31, 1999, there were 4,500,000 shares reserved for options to be granted under the plan.

                                                 1999                 1998
                                         -------------------   -----------------
                                                    Weighted            Weighted
                                                     Average             Average
                                                    Exercise            Exercise
                                            Shares     Price    Shares     Price
--------------------------------------------------------------------------------
Outstanding, beginning of year             840,515    $ 0.32      --     $  --

Granted-employees and directors               --         --    840,515     0.32

OFPI options assumed due to merger         625,000      1.19      --        --

Canceled or expired                        (85,000)     2.39      --        --
--------------------------------------------------------------------------------

                                                 Spectrum Organic Products, Inc.


                                                   Notes to Financial Statements

================================================================================


                                                 1999                 1998
                                         -------------------   -----------------
                                                    Weighted           Weighted
                                                     Average            Average
                                                    Exercise           Exercise
                                            Shares     Price    Shares    Price
--------------------------------------------------------------------------------
Outstanding, end of year                 1,380,515    $ 0.59   840,515   $ 0.32
================================================================================
Options exercisable at year end            433,317    $ 0.86    70,043   $ 0.32
================================================================================
Weighted average fair value of
  options granted during the year             --      $  --       --     $ 0.14
================================================================================


The following table shows information for options outstanding or exercisable as of December 31, 1999:


                         Options Outstanding                  Options Exercisable
                -------------------------------------  ----------------------------------
                                  Weighted                            Weighted
                                  Average    Weighted                 Average    Weighted
                    Number       Remaining   Average     Number      Remaining   Average
  Range of      Outstanding at  Contractual  Exercise  Exercisable  Contractual  Exercise
Exercise Price     12/31/99     Life (Years)  Price    at 12/31/99  Life (Years)   Price
-----------------------------------------------------------------------------------------
   $0-$2.00        1,358,515        8.4       $ 0.56     414,817        7.0      $ 0.79
   $2-$2.50           22,000        8.2          2.5      18,500        8.4        2.5
-----------------------------------------------------------------------------------------
   $0-$2.50        1,380,515        8.3       $ 0.59     433,317        7.1      $ 0.86
-----------------------------------------------------------------------------------------


All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value of the grant dates consistent with the method of SFAS 123, the Company's net income (loss) and earnings (loss) per share for the years ended December 30, 1999 and 1998, would have been adjusted to the pro forma amounts presented below, which includes the continuing effect of unamortized pro-forma compensation associated with options assumed as a results of merger (see Note 1):

                                                 Spectrum Organic Products, Inc.


                                                   Notes to Financial Statements

================================================================================


Years ended December 31,                                   1999             1998
--------------------------------------------------------------------------------
Net income (loss)
  As reported                                         $(113,300)     $   403,200
  Pro-forma                                            (182,300)         398,700

Basic and diluted earnings (loss) per share
  As reported                                         $    --        $      0.01
  Pro-forma                                           $    --        $      0.01
================================================================================

The fair value of option grants for 1998 was estimated on the date of grant utilizing the Black-Scholes option-pricing model, with the following assumptions: expected life of ten years, risk-free interest rate of 5.04%, and no dividend yield. There were no options granted in 1999. The incremental value of outstanding OFPI options assumed as a result of the merger was included in purchase consideration (see Note 1).

Warrants
--------

In conjunction with the merger, the Company assumed outstanding warrants of OFPI totaling 590,656. At December 31, 1999 there were 390,656 of these warrants still outstanding. In addition, in connection with a private placement of unsecured subordinated notes (see Note 10), the Company issued 160,000 warrants with an exercise price of $.01 per share. The following details the outstanding warrants at December 31, 1999:

                                           Number     Exercise        Expiration
                                      Outstanding        Price              Date
--------------------------------------------------------------------------------
Warrants acquired from OFPI               200,000       $ 2.00        12/31/2002
Warrants acquired from OFPI                60,656        2.625         2/11/2003
Warrants acquired from OFPI               130,000         4.00         8/11/2002
--------------------------------------------------------------------------------
                                          390,656
--------------------------------------------------------------------------------
Warrants issued in connection with
  private placement (Note 10)             160,000       $ 0.01         9/30/2000
--------------------------------------------------------------------------------
                                          550,656
================================================================================

                                                 Spectrum Organic Products, Inc.


                                                   Notes to Financial Statements

================================================================================


15. Commitments and Contingencies
---------------------------------

The Company rents office, production and warehouse facilities under various non-cancelable operating leases, which expire at various times through 2003 and generally contain renewal provisions and base rent increases tied to changes in the consumer price index, and month-to-month leases. Total monthly rental payments for these leases approximates $44,900. The Company also rents office equipment under operating leases which expire at various times through 2004 with monthly lease payments approximating $2,200.

Rental expense for 1999 and 1998 totaled $303,500 and $237,300, respectively.

Future minimum lease payments under non-cancelable operating leases with terms greater than one year from the balance sheet date are as follows:

Year ending December 31,
--------------------------------------------------------------------------------
2000                                                                 $ 421,900
2001                                                                   380,400
2002                                                                    94,500
2003                                                                    32,100
2004                                                                       700
--------------------------------------------------------------------------------
                                                                     $ 969,600
================================================================================


Bonus Arrangements
------------------

The Company has entered into a bonus agreement with the family of a deceased employee, whereby the family will be paid $75,000 in the event the Company is sold.

Royalty Agreements
------------------

The Company has entered into royalty agreements with various unrelated companies, which provide for a percentage royalty to be paid on sales of certain products. The Company has accrued royalties of $49,400 and $38,200 as of December 31, 1999 and 1998, respectively related to these agreements. Royalty expense under these agreements for the years ended December 31, 1999 and 1998 was $199,800 and $141,325, respectively.

                                                 Spectrum Organic Products, Inc.


                                                   Notes to Financial Statements

================================================================================


Litigation and Settlements
--------------------------

In 1998, a company that had provided management consulting services for OFPI filed suit alleging unpaid wages and seeking money damages and injunctive relief. Mediation efforts with this company, who is also a stockholder, have been in process since that time. Management intends to vigorously defend this action, and believes that the outcome is imminent, and will not have a significant effect upon the Company's financial position, results of operations or cash flows upon settlement

In 1998, OFPI acquired certain natural fruit juice and water bottling operations for cash and common stock. Portions of the common stock consideration were contingent upon earnout factors for the year following the purchase. An estimated accrual of $156,900 for common shares to be released is included in accrued liabilities at December 31, 1999. The shares have not been released, however, as negotiations with the seller regarding the number of shares to be issued are ongoing. Management believes that the outcome will not have a material effect upon the Company's financial position, results of operations or cash flows upon settlement.

Inventory Purchase Commitments
------------------------------

In the ordinary course of business, the Company enters into commitments to purchase raw materials over a period of time, generally six months to a year, at contracted prices. At December 31, 1999, these future commitments, which are at prices not in excess of those currently obtainable nor in quantities in excess of normal requirements, aggregated approximately $9,700,000.

Liquidity
---------

At December 31, 1999, the Company has negative working capital and, as discussed in Note 8, is in technical default of certain loan covenants. Although no assurances can be given, management is currently in negotiations with the bank to formulate new financial covenants and believes that upon completion of those negotiations, the Company will be back in compliance. In addition, the majority shareholder, who holds approximately 70% of the outstanding common stock of the Company, has represented that he has the intent and ability to support the operations of the Company with additional funding for the next fiscal year, as and if necessary.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------

     As noted in Item 1, the Merger was accounted for as a reverse acquisition and SNI is the accounting acquirer. On October 6, 1999, the Board of Directors of the Company voted to change the Company's fiscal year from a year ending June 30, and adopt the December 31 year-end of SNI. The Company filed a report on Form 10Q for the quarterly period ending September 30, 1999 for the SPOP (the new Registrant), excluding OFPI (the former Registrant) and OI, as the Merger was not yet effective at that date. The Company has filed this Form 10K reporting the results of operations for SNI as accounting acquirer for the 12 months ending December 31, 1999. Results of operations for SPOP, beginning October 6, 1999 will include SNI, OFPI and OI, the merged companies.

     Following the Merger, the Company appointed BDO Seidman, LLP (Registrant's former independent auditor), to continue as its independent auditor. The Company did not consult with BDO with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit report that might be rendered on the Company's financial statements, nor did the Company consult with BDO regarding the subject of any disagreement with its former independent public accountants or with respect to any events required to be reported.

     Moss Adams, LLP, was SNI's independent auditors prior to the Merger. The reports of Moss Adams for the last two years did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

Directors and Executive Officers

     The name, age, position, and term of office of each of the Company's executive officers and directors are set forth below:

                                                                     Held
       Name          Age            Position                         Since
       ----          ---            --------                         -----

Jethren Phillips     49     Chief Executive Officer (1)(2)          10/6/99

Richard Bacigalupi   51     Chief Financial Officer                 10/6/99

Neil Blomquist       48     President - Consumer Brands Division    10/6/99

Joseph Stern         47     President - Industrial Division         10/6/99

John Battendieri     53     Vice President - Business               10/6/99
                            Development and Director

Pete Holcombe        56     Vice President - Operations            11/29/99

Phillip Moore        50     Director (1)(2)                         10/6/99

Charles A. Lynch     71     Director (1)(2)                          4/1/00

(1)  Member of the Audit Committee.

(2)  Member of the Compensation Committee.

     Directors hold office for a period of one year from their election at the annual meeting of shareholders or until their successors are duly elected and qualified. Officers of the Company are elected by, and serve at the discretion of the Board of Directors.

Background

     The following is a summary of the business experience of each executive officer and director of the Company for at least the last five years:

     Jethren Phillips founded SNI in 1981 and has served as its Chief Executive Officer and Chairman of the Board of Directors since its inception. Prior to founding SNI, he was principal of Spectrum Brokerage, a natural foods brokerage and product development company from 1978- 1981. In 1995, he founded SCI, an organic and natural food ingredients affiliate. Mr. Phillips has been involved in the natural product industry since 1972. He attended California State University at Los Angeles and Humbolt.

     Neil Blomquist has served as SNI's President and Chief Operating Officer since January 1994, and served as its director of sales and marketing from 1989 to 1994. Mr. Blomquist has served on the board of directors of the California Olive Oil Council since 1996. Mr. Blomquist holds a bachelor's degree in business management and economics from the University of South Dakota. He has been in the natural products industry since 1976.

     John Battendieri founded OFPI in 1988 and has served as its President and as a director since 1988 and as its chief executive officer since October 1998. In 1987, he founded Santa Cruz Naturals, an organic fruit juice company, which he sold to Smuckers Corporation in 1992. Mr. Battendieri has grown, developed and marketed a wide variety of natural food products for more than 25 years. He attended Southern Illinois University.

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

     Joseph Stern, co-founder of OI, has served as OI's President since 1996. Previously he founded Creative Team Consulting, which he operated from 1992 to 1996. From 1985 to 1991, Mr. Stern was President of United News, the fourth largest publication distributor in the U.S. Mr. Stern founded Earthly Organics, a natural and organic food distributor, and served as its President from 1975 to 1985, when it was sold to Cornucopia (now United Natural Foods). Mr. Stern received a Bachelor of Science Degree from the college of Business Administration at Penn State University.

     Pete Holcombe is Vice President/Operations for Spectrum Organic Products, Inc. Mr. Holcombe has thirty years experience in food manufacturing, including the positions of COO for Amy's Kitchen and Executive VP and General Manager of Arrowhead Mills, Inc. He received his bachelor of science degree in industrial engineering from the University of Arkansas.

     Phillip Moore has been a director of the Company since October 6, 1999 and is owner of Moore Consulting, a management consulting business established in 1996 to provide advisory services to the food industry. Mr. Moore has 25 years in the food industry and was President of Perimeter Sales and Merchandising prior to founding Moore Consulting. He has a Bachelor of Science degree in Accounting and Business from Guilford College of North Carolina.

     Mr. Lynch became a director on April 1, 2000 and is chairman of Marketing Partners Company, a management and advisor source for existing and emerging busniness. He has had executive management responsibility for 70-plus companies, primarily in consumer related business, and has been director of over 20 major corporations. Mr. Lynch received his Bachelor of Science Degree from Yale University and an Honorary Degree of Doctors of Law from Golden Gate University.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all reports they file under Section 16(a). To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 1999, with six exceptions: Mr. Jethren Phillips, Chief Executive Officer and Director, Mr. Richard Bacigalupi, Chief Financial Officer, Mr. Neil Blomquist, President Brand Division, Mr. Joseph Stern, President Industrial Division, and Mr. Phillip Moore, Director, whose initial reports on Form 3 following their appointments in connection the Merger were filed late, and certain reports on Form 4/A for Mr. John Battentieri, Vice President Business Development and Director, a former CEO, were filed late.


ITEM 10. EXECUTIVE COMPENSATION
--------------------------------

     The following table sets forth the annualized compensation awarded or paid by SPOP during the fiscal years ended December 31, 1999 and 1998 and the Company's Chief Executive Officers and up to four other most highly compensated officers whose annual salary and bonus exceeded $100,000 in fiscal 1999 and 1998 (hereinafter, the "Named Executive Officers").

                                      Summary Compensation Table

                                                                                        Long-Term Compensation
                                                  Annual Compensation                           Awards
                                  ----------------------------------------------------          ------
                                                             Other          Securities
                          Fiscal                             Compen-        Underlying
Prinipal Position (#)      Year    Salary($)     Bonus($)    sation($)        Options
---------------------      ----    ---------     --------    ---------        -------

Jethren Phillips (1)       1999   $  237,500   $   57,800   $   10,971             --           $   --
 Chief Executive Officer   1998   $  191,698   $   60,000   $    2,002             --           $   --

Neil Blomquist (2)         1999   $  149,100   $   17,500   $    5,075             --           $   --
 President,Brand
 Division/Secretary        1998   $  116,950   $   20,000   $    5,775          840,515         $   --

Joseph Stern (3)           1999   $  107,500   $     --     $   46,379(4)          --           $   --
 President,
 Industrial Ingredients    1998   $   93,333   $     --     $   13,931(5)          --           $   --

John Battendieri (6)       1999   $  109,333   $     --     $   45,628(7)          --           $   --
 Exec VP,
 Business Development      1998   $  104,000   $     --     $  187,366(8)          --           $   --

Richard Bacigalupi (9)     1999   $   65,000   $     --     $  102,728          418,000         $   --

Floyd R Hill (10)          1999   $     --     $     --     $     --               --           $   --
                           1998   $  123,000   $     --     $     --            200,000         $   --

James F Swallow (12)       1999   $     --     $     --     $     --               --           $   --
                           1998   $     --     $     --     $     --          1,808,784(13)     $   --

(1) Mr. Phillips was Chief Executive Officer of SNI and President of SCI during fiscal 1998 and until October 6, 1999, when he became Chief Executive Officer of SPOP.

(2) Mr. Blomquist was President and Chief Operating Officer of SNI during fiscal 1998 and until October 6, 1999, when he became President of SPOP's Brand Division.

(3) Mr. Stern was President of OI during fiscal 1998 and until October 6, 1999, when he became President of SOPI's Industrial Division.

(4)  Represents interest income from shareholder's note.

(5)  Includes interest income from shareholder's note of $10,932.

(6) Mr. Battendieri was President of OFPI during fiscal 1998 and until October 6, 1999, when he became Vice President, Business Development for SOPI.

(7)  Includes interest income from shareholder's note of $40,897.

(8) Includes interest income from shareholder note of $7,366, consulting fees of $15,000, and forgiveness of debt of $168,000. See "Certain Transactions".

(9) Mr. Bacigalupi was Chief Financial Officer of OFPI from June 1 through October 6, 1999, when he became Chief Financial Officer of SOPI. Included are consulting fees of $99,976 paid during 1999 prior to his employment.

(10) Mr. Hill was OFPI's Chief Executive Officer during fiscal 1998 from July 1, 1997 through May 8, 1998.

(11) Of these options, 100,000 were terminated by agreement upon Mr. Hill's departure from OFPI in 1998.

(12) Mr. Swallow was OFPI's Chief Executive Officer during fiscal 1998 from May 9, 1998 through June 30, 1998. In fiscal 1998, OFPI paid consulting fees of $62,000 to Global National Brands, of which Mr. Swallow is a principal and he did not receive a salary from OFPI.

(13) Includes 1,808,784 shares issuable pursuant to options granted to Global National Brands, Ltd., attributable to Mr. Swallow through his partial ownership of Global. These options expired in October 1998 upon termination of the management services agreement between OFPI and Global. See "Business of OFPI - Legal Proceedings".

     Under new arrangements which will begin in the year 2000, the Company's non-salaried directors will receive annual cash compensation of $10,000 as directors and will be reimbursed for out-of-pocket expenses in attending Board of Directors' meetings. They will also be granted 20,000 stock options as a director and an additional 5,000 shares when they serve as a committee chairman.

1995 Stock Option Plan

     In November 1995, OFPI adopted a stock option plan (the "1995 Plan") which provides for the grant of stock options intended to qualify as "incentive stock options" or "nonqualified stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986 (the "Code"). Incentive stock options are issuable only to eligible officers, directors and key employees of the Company.

     The Plan is administered by the Board of Directors. With the Merger, the 1999 plan was amended and restated to increase the aggregate number of shares of common stock for issuance under the plan from 625,000 to 4,500,000 shares. Under the Plan, the Board of Directors determines which individuals shall receive stock options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock that may be purchased under each option and the option price. In connection with the Merger, the 1995 Plan assumed the outstanding options under SNI's plan.

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

     As of December 31, 1999, 1,380,515 stock options were outstanding under the plan for officers, directors and employees (1,258,515 for current and past executive officers and directors) at exercise prices of $0.32 to $2.50 per share.

Option Grants in Last Fiscal Year:

The following table sets forth the options granted to the executive officer named below for the year ended December 31, 1999. During the year, there were no exercises of stock options by the executive officers named below:

                                INDIVIDUAL GRANTS

                       Number        % of Total
                   Of Securities      Options
                     Underlying       Granted        Exercise
                      Options       to Employees     or Base       Expiration
                      Granted         in 1999         Price           Date
                      -------         -------         -----           ----

Richard Bacigalupi    418,000          100.0%         $0.69         June 2019

(1)  Options vest monthly over a three-year period beginning June 1, 1999.

Aggregated option exercises in last fiscal year and fiscal year end option values:

                       Number of Securities            Value of Unexercised
                      Underlying Unexercised               In-the-money
                   Options at December 31, 1999    Options at December 31, 1999
                   ----------------------------    ----------------------------
   Name            Exercisable    Unexercisable    Exercisable    Unexercisable
   ----            -----------    -------------    -----------    -------------

Neil Blomquist       332,740         507,811         $166,352        $507,811
Richard Bacigalupi    69,667         348,333             --              --


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     The following table sets forth information concerning the holdings of Common Stock by each person who, as of the date December 31, 1999, holds of record or is known by the Company to hold beneficially or of record, more than 5% of the Company's Common Stock, by each director, and by all directors and executive officers as a group. All shares are owned beneficially and of record. The address of all persons (unless otherwise noted in the footnotes below) is in care of the Company at 133 Copeland Street, Petaluma, California.

   Name                           Amount of Ownership       Percent of Class
   ----                           -------------------       ----------------
   Jethren Phillips (1)               31,519,328                  71.0%
   John Battendieri (2)                4,077,499                   9.2
   Joseph Stern (2)                    1,977,000                   4.5
   Neil Blomquist (3)                  1,657,683                   3.7
   Richard R. Bacigalupi(4)              418,000                    *
   Phillip Moore (5)                     300,576                    *

   All officers and directors
   as a group (7 persons)
   (1)(2)(3)(4)(5)                    39,151,996                   90.0
                                      ----------                  ------
 *   Less than 1%

(1)  Includes 31,519,328 shares issued in connection with the Merger.

(2)  Includes 1,975,000 shares issued in connection with the Merger.

(3) Includes 817,117 shares issued and 840,515 shares issuable upon the early exercise of options vesting through October 2001, 332,704 of which will be fully vested and no longer subject to forfeiture within 60 days of the filing, each issued in connection with the Merger. The 840,515 options are exercisable at an exercise price of approximately $0.32 per share.

(4) Includes 418,000 shares issuable upon exercise of options, 127,722 of will be fully vested within 60 days of the filing, each exercisable at an exercise price of approximately $0.63 per share.

(5) Includes 252,576 shares paid to Moore Consulting upon completion of the Merger.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     With the Merger, the Company assumed two promissory notes held by Mr. Battendieri for the advance of funds to OI. In December 1999, the two notes and accrued interest totaled $138,080, of which $58,007 was paid. The two assumed notes were replaced with a new $80,073 note payable equally over 12 months beginning January 15, 2000, plus interest at 10%.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a)  Exhibits:

Exhibit No.    Title
-----------    -----
1.01           Form of Underwriting Agreement (1)
1.02           Form of Selected Dealer Agreement (1)
1.03           Form of Representatives' Warrant (1)
1.04           Form of Amended Underwriting Agreement (1)
1.05           Form of Amended Selected Dealer Agreement (1)
1.06           Form of Amended Representatives' Warrant (1)
1.07           Form of Lock-Up Agreement (1)
2.01           January 21, 1998 Agreement of Purchase and Sale of Assets
               between the Registrant and Sunny Farms Corporation (2)
2.02           February 10, 1998 Amendment to Agreement of Purchase and Sale
               of Assets between the Registrant and Sunny Farms Corporation(2)
3.01           Articles of Incorporation of the Registrant, as amended (1)
3.02           Bylaws of the Registrant (1)
10.01          1995 Employee Stock Option Plan (1)
10.02          Office and Warehouse Lease (Morgan Hill, California) (1)
10.03          Employment Agreement with Mr. Hill (1)
10.04          Employment Agreement with Mr. Battendieri (1)
10.05          Merger Agreement between the Registrant(Garden Valley
               Naturals, Inc.) And Organic Food Products, Inc. (1)
10.06          Loan Agreement with Mr. Steel (1)
10.07          Stock Redemption Agreement with Messrs. Nicholson and Reedy (1)
10.08          Settlement Agreement with Mr. Nicholson (1)
10.09          First Amendment to Stock Redemption Agreement (1)
10.10          Amendment to Promissory Notes issued to Messrs. Nicholson and
               Reedy (1)

10.11 Form of Subscription Agreement, Promissory Note and Warrant for Bridge Loan (1)
10.12 Management Services Agreement between the Registrant and Global Natural Brands, Ltd., effective April 15, 1998 (3)
10.13          1995 Stock Option Plan (4)
10.14          Incentive Stock Option Agreement (4)
10.15          Non-qualified Stock Option Agreement (4)
10.16 Agreement and Plan of Merger and Reorganization dated May 14, 1999 by and between Organic Food Products, Inc and Organic Ingredients (5)
10.17 Agreement and Plan of Merger and Reorganization dated May 14, 1999 by and between Organic Food Products and Spectrum Naturals, Inc. (5)
10.18 Form of Amended and Restated Articles of Incorporation of Organic Food Products, Inc. (5)
10.19          Form of Organic Food Products, Inc. Employment Agreement (5)
10.20          Form of Organic Food Products, Inc. Shareholder Lock-up
               Agreement (5)
10.21 Form of Voting Agreement dated May 14, 1999 between Spectrum Naturals, Inc. and certain shareholders of Organic Food Products, Inc. (5)
10.22 October 6, 1999 Credit and Security Agreement by and between Organic Food Products, Inc., Organic Ingredients, Inc., Spectrum Naturals, Inc. and Spectrum Commodities, Inc. and Wells Fargo Business Credit, Inc. (6)
10.23 September 23, 1999 Private Placement Memorandum by Organic Food Products, Inc. (6)
27.01          Financial Data Schedule

(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, File No. 333-22997, declared effective on August 11, 1997.

(2) Incorporated by reference to exhibits filed with the Registrant's Form 8K on February 25, 1998.

(3) Incorporated by reference to exhibits filed with the Registrant's Form 8K on May 19, 1998.

(4) Incorporated by reference to exhibits filed with the Registrant's Form S8 on August 26, 1998.

(5) Incorporated by reference to annexes filed with Registrant's Joint Proxy Registration Statement on Form S-4, File No. 333-83675, declared effective July 30, 1999.

(6) Incorporated by reference to exhibits filed with Registrant's Form 10K on October 13, 1999.


(b)  Reports on Form 8-K during the quarter ended December 31, 1999:

Form 8-K filed October 21, 1999 to report Registrant's change of control and change in fiscal year from June 30 to December 31 in connection with Merger.

Form 8-K/A filed December 27, 1999 to report Registrant's name to "Spectrum Organic Products, Inc." and file financial statements for the nine months ended September 30, 1999 for Spectrum Naturals, Inc., the new Registrant following the Merger.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Morgan Hill, California, on October 12, 1997.

                                      Spectrum Organic Products, Inc.



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