Form 10QSB
period 2000-03-31
SPECTRUM ORGANIC PRODUCTS INC
filed 2000-05-15
CIK 1034992

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ________________


                          Commission File No. 333-22997

                           SPECTRUM ORGANIC PRODUCTS, INC.
                           -------------------------------
        (Exact name of small business issuer as specified in its Charter)

             California                                    94-3076294
             ----------                                    ----------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
or organization)                                             Number)

133 Copeland Street
Petaluma, California                                          94952
------------------------                                      -----
(Address of principal executive offices)                   (Zip Code)

                                 (707)778-8900
                            -------------------------
                            Issuer's telephone number

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 43,914,186 shares as of May 9, 2000. Transitional Small Business Disclosure
Format: Yes [ ] No [ X ]

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENT
----------------------------

                           SPECTRUM ORGANIC PRODUCTS, INC.
                                 BALANCE SHEET

                                     ASSETS
                                                                     (Unaudited)
                                                                       March 31,
                                                                         2000
                                                                     -----------
Current Assets:
   Cash                                                              $     1,100
   Accounts receivable, net                                            4,439,600
   Inventories, net                                                    5,946,900
   Income tax refunds receivable                                          31,100
   Prepaid expenses and other current assets                             223,900
                                                                     -----------

     Total Current Assets                                             10,642,600


Property and Equipment, net                                            3,939,900


Other Assets:
   Goodwill, net                                                      10,006,600
   Other intangible assets, net                                           83,900
   Other assets                                                          156,200
                                                                     -----------


     Total Assets                                                    $24,829,200
                                                                     ===========


                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                         SPECTRUM ORGANIC PRODUCTS, INC.
                           BALANCE SHEET (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    (Unaudited)
                                                                     March 31,
                                                                        2000
                                                                   ------------
Current Liabilities:
   Bank Overdrafts                                                 $    675,200
   Lines of credit                                                    5,438,700
   Current maturities of notes payable, former
     Stockholder                                                        400,000
   Current maturities of notes payable and
     capitalized lease obligations                                    1,604,000
   Current maturities of notes payable, stockholders                    271,800
   Accounts payable, trade                                            5,888,800
   Accrued expenses                                                     778,800
   Income taxes payable                                                    --
                                                                   ------------

      Total Current Liabilities                                      15,057,300

Notes payable, former stockholder, less current
     maturities                                                       1,212,100
Notes payable and capitalized lease obligations,
     less current maturities                                            147,600
Notes payable, stockholders, less current
     maturities                                                         371,600
                                                                   ------------
         Total Liabilities                                           16,788,600
                                                                   ------------

Stockholders' Equity:
   Preferred stock, 5,000,000 shares authorized,
     no shares issued or outstanding                                       --
   Common stock, without par value, 60,000,000
     shares authorized, 43,914,186
     issued and outstanding at March 31,2000                          8,296,600
   Additional paid-in capital                                           185,500
   Accumulated (deficit) retained earnings                             (441,500)
                                                                   ------------
Total Stockholders' Equity                                            8,040,600
                                                                   ------------

      Total Liabilities and Stockholders' Equity                   $ 24,829,200
                                                                   ============


                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                         SPECTRUM ORGANIC PRODUCTS, INC.
                             STATEMENT OF OPERATIONS

                                                           (Unaudited)
                                                        Three Months Ended
                                                     March 31,       March 31,
                                                        2000           1999
                                                   ------------    ------------

Gross Sales                                        $ 11,424,800    $  6,506,400

Discounts and Allowances                                417,600         355,100
                                                   ------------    ------------

Net Sales                                            11,007,200       6,151,300

Costs of Goods Sold                                   7,973,600       4,194,300
                                                   ------------    ------------

Gross Profit                                          3,033,600       1,957,000
                                                   ------------    ------------
Operating Expenses:

   Promotion and Advertising                          1,837,600         905,200

   General And Administrative Expenses                1,090,100         582,300

   Amortization of Goodwill                             219,000            --
                                                   ------------    ------------
   Total Operating Expenses                           3,146,700       1,487,500
                                                   ------------    ------------

Income (Loss) from Operations                          (113,100)        469,500

Other Income (Expense):
       Interest Expense, net                           (309,100)       (102,600)
         Gains/Losses on Sale of Assets                  50,000            --
         Other Loss                                      (1,100)           --
                                                   ------------    ------------
Total Other Expenses                                   (260,200)       (102,600)
                                                   ------------    ------------


Income (Loss) Before Income Taxes                      (373,300)        366,900

Provision For Income Tax Expense                           --          (130,500)
                                                   ============    ============

Net Income (Loss)                                  ($   373,300)   $    236,400
                                                   ============    ============

Basic and Diluted (Loss) Earnings Per Share        $      (0.01)   $       0.01
                                                   ============    ============
Weighted Average Shares Outstanding                  43,914,186      32,336,547
                                                   ============    ============

                   The Accompanying Notes are an Integral Part
                           Of the Financial Statements

                         SPECTRUM ORGANIC PRODUCTS, INC.
                            STATEMENTS OF CASH FLOWS
                                                                   (Unaudited)
                                                               Three Months Ended
                                                           March 31,       March 31,
                                                              2000            1999
                                                         ------------    ------------
Net (Loss) Income                                        $   (373,300)        236,400
  Adjustments To Reconcile Net (Loss) Income To Net
    Cash (Used in) Provided by Operating Activities
  Provision for allowances against receivables                 15,100          36,800
  Provision for reserves for inventory obsolescence
  Depreciation and amortization                               208,900          78,100
  Amortization of goodwill                                    219,000            --
  Gain on disposal of product line                            (50,000)           --
  Imputed interest on note payable, former stockholder         18,800           7,000
  Increase in cash surrender value of life insurance             --            (8,900)
  Amortization of original issue discount on unsecured
     subordinated notes                                        55,200

Changes in Assets and Liabilities
  Accounts receivable                                        (810,200)       (606,900)
  Inventories                                                 638,800         105,900
  Prepaid expenses and other current assets                   (35,800)       (124,700)
  Other assets                                                 (1,200)        (10,000)
  Accounts payable                                           (255,600)        704,900
  Accrued expenses                                           (280,700)        (20,900)
  Income tax payable                                          (13,300)        111,500
  Other                                                          --           (15,000)
                                                         ------------    ------------

Net Cash (Used in) Provided by Operating Activities          (664,300)        494,200
                                                         ------------    ------------

Cash flows from Investing Activities:
  Purchase of property and equipment                          (89,900)       (324,300)
  Trademark and label development                                --           (31,300)
  Proceeds from sale of assets                                 50,000            --
                                                         ------------    ------------

Net Cash Used in Investing Activities                         (39,900)       (355,600)
                                                         ------------    ------------

Cash Flows From Financing Activities:
  Proceeds from bank overdraft                                445,900         (74,100)
  Proceeds from lines of credit                            11,002,900            --
  Repayment of lines of credit                            (10,502,200)       (325,500)
  Repayment of notes payable, former stockholder              (93,800)           --
  Repayment of notes payable to stockholders                  (68,600)           --
  Proceeds of notes payable                                    60,000         621,300
  Repayment of notes payable                                 (130,500)        (72,700)
  Repayment of capitalized lease obligations                  (10,100)         (9,500)
  Warrants exercised                                              600            --
                                                         ------------    ------------

Net Cash Provided by Financing Activities                     704,200         139,500
                                                         ------------    ------------

Net Increase In Cash                                                0         278,100

Cash, beginning of the year                                     1,100             500
                                                         ------------    ------------
Cash, end of the period                                  $      1,100    $    278,600
                                                         ============    ============

Supplemental Disclosure of Cash Flow Information:
  Cash paid for income taxes                             $      1,400    $     34,700
  Cash paid for interest                                 $    225,900    $    105,800
                                                         ============    ============


                  The Accompanying Notes are an Integral Part
                           of the Financial Statements

                                       5

SPECTRUM ORGANIC PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS

1.   Interim Financial Statements:

     The unaudited interim financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2000. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not contain certain information required by generally accepted accounting principles. These statements should be read in conjunction with Spectrum Organic Products, Inc. financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999.

2.   Business Combination

     On October 6, 1999, Spectrum Naturals, Inc. ("SNI") and Organic Ingredients, Inc. ("OI"), both California corporations, were merged with and into Organic Food Products, Inc. (OFPI), also a California corporation. Effective with the merger, the newly combined entity changed its name to Spectrum Organic Products, Inc. Together, SNI prior to the merger and the combined companies after the merger are referred to as "the Company" or "SPOP".

     As a result of the merger, SNI stockholders received 4,699.53 shares of OFPI stock in exchange for each share of SNI stock previously held, for a total of 32,336,495 shares representing approximately 73.8% of the outstanding common stock after the merger. OI stockholders received 39.5 shares of OFPI stock in exchange for each share of OI stock previously held, for a total of 3,950,000 shares representing approximately 9.0% of the outstanding common stock after the merger. Existing OFPI stockholders held 7,275,665 of the outstanding shares, or approximately 17.2% of the common stock outstanding after the merger. Since a controlling interest in the combined company is held by former SNI stockholders after the merger, the transaction was accounted for as a reverse merger, with SNI as accounting acquirer and OFPI and OI as accounting acquirees.

     Accordingly, the financial statements present the historical results of SNI as accounting acquirer for all periods presented. Results of operations for OFPI and OI are included from October 6, 1999 forward. Numbers of shares and per-share amounts have been retroactively restated where applicable for all periods presented.

3.   Commitments and Contingencies

     Litigation and Settlements
     --------------------------

     In 1998, a company that had provided management consulting services for OFPI filed suit alleging unpaid wages and seeking money damages and injunctive relief. In April 2000, a settlement was reached with this company, who is also a stockholder. Under the terms of the settlement and release, SPOP would pay Global Natural Brands, Ltd. a total consideration of $145,000, payable $25,000 upon execution of the agreement by Global and

     SPECTRUM ORGANIC PRODUCTS, INC.
     NOTES TO FINANCIAL STATEMENTS

     twelve equal monthly payments of $10,000, plus $400,000, payable through a transfer of 400,000 shares of SPOP stock. In addition, SPOP shall issue options to purchase 125,000 shares at $2.25 per share. Management believes that the terms of this settlement will not have a significant effect upon the Company's financial position, results of operations or cash flows.

     In 1998, OFPI acquired certain natural fruit juice and water bottling operations for cash and common stock. Portions of the common stock consideration were contingent upon earnout factors for the year following the purchase. An estimated accrual of $156,900 for common shares to be released is included in accrued liabilities at March 31, 2000. The shares have not been released, however, as negotiations with the seller regarding the number of shares to be issued are ongoing. Management believes that the outcome will not have a material effect upon the Company's financial position, results of operations or cash flows upon settlement.


     Liquidity
     ---------

     At March 31, 2000, the Company has negative working capital and is in technical default of certain loan covenants. Although no assurances can be given, Management is currently in negotiations with the bank to formulate new financial covenants and believes that upon completion of those negotiations, the Company will be back in compliance. In addition, the majority shareholder, who holds approximately 70% of the outstanding common stock of the Company, has represented that he has the intent and ability to support the operations of the Company with additional funding for the next fiscal year, as and if necessary.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

     The following discussion should be read in conjunction with the financial statements and related notes and other information included in this report. The financial results reported herein do not necessarily indicate the financial results that may be achieved by the Company in any future period.

Introduction

     On October 6, 1999, Spectrum Naturals, Inc. ("SNI") and its affiliate, Spectrum Commodities, Inc. ("SCI"), and Organic Ingredients, Inc. ("OI"), California corporations were merged with and into Organic Food Products, Inc. (the "Registrant"), (collectively "SPOP" or the "Company"), pursuant to the Agreement and Plan of Merger and Reorganization, dated May 14, 1999 (the "Merger").

     As a result of the Merger, SNI stockholders received 4,669.53 shares of OFPI stock in exchange for each share of SNI stock previously held, for a total of 32,336,495 shares representing approximately 73.8% of the outstanding common stock after the merger. OI stockholders received 39.5 shares of OFPI stock in exchange for each share of OI stock previously held, for a total of 3,950,000 shares representing approximately 9.0% of the outstanding common stock after the merger. Existing OFPI stockholders held 7,275,665 of the outstanding shares, or approximately 17.2% of the common stock outstanding after the merger. Since a controlling interest in the combined company is held by former SNI stockholders after the merger, the transaction was accounted for as a reverse merger, with SNI as accounting acquirer and OFPI and OI as accounting acquirees. Accordingly, operating results for fiscal year 1999 reflect those of SNI only. Operating results for fiscal 1999 reflect SNI only from January 1, 1999 through March 31, 1999 and the newly merged entity from January 1, 2000 through March 31, 2000.

     Upon the effectiveness of the Merger, SNI and OI ceased to exist; the Registrant became the surviving corporation and the Company changed its name to "Spectrum Organic Products, Inc."

     The Company's operating results could vary from period to period as a result of a number of factors. These factors include, but are not limited to, the purchasing patterns of significant customers, the timing of new product introductions by the Company and its competitors, the amount of slotting fees and new product development and advertising expenses incurred by the Company, variations in sales by distribution channels, fluctuations in market prices of raw materials, competitive pricing policies, and situations that the company cannot foresee. These factors could cause the Company's performance to differ from investor expectations, resulting in volatility in the price of the Common Stock.

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


--------------------------------------------------------------------------------
Results of Operations for the Three Months Ending March 31, 2000 and March 31, 1999
--------------------------------------------------------------------------------

Net Results

     Spectrum Organic Products, Inc. ("SPOP" or the "Company") reported a net loss of $373,300 for the quarter ended March 31, 2000 ("2000"), compared to net income of $236,400 for the quarter ended March 31, 1999 ("1999"). The net loss in 2000 was due primarily to lower gross margins and increased selling and administrative expenses, partially offset by increased revenues, reflecting the operations of the merged companies.

Revenues

     SPOP's net sales for the quarter ended March 31, 2000 were $11,424,800 compared to $6,506,400 for 1999, an increase of $4,918,400, or 75.6% over 1999.
The increase in sales in 2000 consists primarily of the revenues relating to the newly merged OFPI and OI. Excluding the incremental revenues of the product lines obtained with these companies, SNI's comparable sales increased 9.1% from 1999 reflecting growth in supplemental and industrial ingredient product categories. With the merger, the proportion of industrial ingredient sales to total sales increased with a comparable decline in the proportion of retail and supplemental sales.

     Discounts decreased from 5.5% of gross revenues in 1999 to 3.7% of gross revenues in 2000. The decrease reflects the higher proportion of industrial ingredient sales and more targeted programs in the supplemental business.

Cost of Goods Sold

     SPOP's cost of goods sold for 2000 was $7,973,600 or 72.4% of sales, versus $4,194,300, or 68.2% of sales for 1999. The increase in cost of goods sold as a percentage of sales was due primarily to the higher proportion of lower margin industrial ingredient sales and higher fixed manufacturing costs for products acquired from OFPI.

     Management is in process of evaluating organizational changes and alternatives to reduce manufacturing and distribution costs in connection with the merger. As a result, Management believes SPOP's operations should become more efficient and unit costs will decrease by the end of the 2000 fiscal year, producing reductions in cost of goods sold as a percentage of sales in subsequent periods.

Sales and Marketing Expenses

     SPOP's sales and marketing expense for 2000 was $1,837,600, or 16.7% of sales, versus $905,200 or 14.7% of sales for 1999. The increase in sales and marketing expense reflected an increase in personnel and related costs required to build a sales organization to support the higher sales anticipated with the merger. Promotion costs increased as a percentage of sales reflecting programs targeted to regain lost market share of OFPI brands and counter competitive pressures in the market place. The Company anticipates the newly organized sales organization, targeted market spending and the introduction of new products, will enable the Company to increase its market share in certain categories.

General and Administrative Expenses

     SPOP's general and administrative expenses for 2000 were $1,090,100, or 9.9% of sales, versus $582,300 or 8.9% of sales for 1999. The increase in 2000 reflected the increased personnel and expenses associated and required to service the new larger organization. The Company completed the integration of the companies during the first quarter and Management believes that general and administrative expenses will decrease in dollars and as a percentage of sales as efficiencies are achieved.

Amortization of Goodwill

     The Company recorded goodwill of $10,443,000 in connection with the Merger, which is amortized over 12 years. Included in 2000 is $219,000 of amortization expense for the period January 1, 2000 to March 31, 2000.

Net Interest Expense

     SPOP's interest expense for 2000 was $309,100 versus $102,600 for 1999. The increase in interest expense resulted from higher utilization of the revolving credit line. The additional borrowing was used to pay past due vendors at OFPI, fund the reduction in the Company's term debt as a result of the refinancing and fund post merger operating losses. (See Liquidity and Capital Resources).

Year 2000 Compliance

     SPOP completed a plan to identify all computer hardware and software, plant equipment and services upon which it relies that may have been impacted by the year 2000 problem by December 31, 1999. After identification of the problem areas, the Company verified or took action to ensure those products or services were year 2000 compliant. As a result of this action, the Company was year 2000 compliant in advance of December 31, 1999.

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

     Also in connection with the Merger, the Company completed a Private Placement of 16 Units in October 1999. Each Unit consisted of a $25,000 unsecured and subordinated promissory note bearing interest of 10%, plus warrants to purchase 10,000 shares of Common Stock at $.01 per share from

January 1, 2000 to September 30, 2000. Net proceeds of approximately $370,000 were received, after offering expenses of approximately $30,000. As of April 1, 2000, the Company was in default on the repayment of the promissory notes. As a condition of the default the accrued interest is added to the principal, the interest rate increased to 15% and the note holders are granted 2,500 warrants per unit for each month the principal is not paid up to six months. The warrants granted due to the default have the same terms as those granted with the promissory notes.

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

     The Company's cash at March 31, 2000 was $1,100 compared to $1,100 in 1999. During 2000, the Company used $664,300 in cash for operating activities, compared to providing $494,200 in cash in 1999. The use of cash included funding operating losses and higher accounts receivable levels, partially offset by a decrease in inventory levels during the quarter. Cash used in investing activities was $39,900 in 2000 compared to $355,600 in 1999, reflecting higher purchases of fixed assets in 1999. Cash provided by financing activities was $704,200 in 2000 compared to $139,500 in 1999. The increase in funds provided from financing reflected an increase in proceeds from bank overdraft, notes payable and lines of credit in 2000.

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

New Applicable Account Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on hedging the derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings' effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 as amended is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

     Historically, the company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of this new standard on July 1, 2000 to affect its financial statements or results of operations.


                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings
-------------------------

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

     SPOP assumed the litigation in connection with the Merger and in April, 2000, reached a settlement and release with Global. Under the terms of the settlement and release, SPOP would pay Global Natural Brands, Ltd, total cash consideration of $145,000, payable $25,000 upon execution of the agreement by Global and twelve equal monthly payments of $10,000, plus $400,000, payable through a transfer of 400,000 shares of SPOP stock. In addition, SPOP shall issue options to purchase 125,000 shares at $2.25 per share. Management believes that the terms of this settlement will not have a significant effect upon the Company's financial position, results of operations or cash flows.


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

Date: May 15, 2000

                                        SPECTRUM ORGANIC PRODUCTS, INC.



                                        By: /s/  Larry Lawton
                                        ---------------------
                                        Larry Lawton
                                        Chief Accounting Officer