Form 10QSB
period 2000-06-30
SPECTRUM ORGANIC PRODUCTS INC
filed 2000-08-14
CIK 1034992

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 44,374,189 shares as of August 9, 2000. Transitional Small Business Disclosure
Format: Yes [ ] No [ X ]

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENT
-----------------------------

                           SPECTRUM ORGANIC PRODUCTS, INC.
                                    BALANCE SHEET

                                        ASSETS
                                                                     (Unaudited)
                                                                       June 30,
                                                                         2000
                                                                      ----------

Current Assets:
   Cash                                                              $     1,200
   Accounts receivable, net                                            4,601,700
   Inventories, net                                                    6,220,300
   Income tax refunds receivable                                          31,100
   Prepaid expenses and other current assets                             157,400
                                                                     -----------

     Total Current Assets                                             11,011,700


Property and Equipment, net                                            3,975,500


Other Assets:
   Goodwill, net                                                      10,144,500
   Other intangible assets, net                                           79,100
   Other assets                                                          166,400
                                                                     -----------



     Total Assets                                                    $25,377,200
                                                                     ===========












                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                         SPECTRUM ORGANIC PRODUCTS, INC.
                            BALANCE SHEET (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   (Unaudited)
                                                                     June 30,
                                                                       2000
                                                                   ------------
Current Liabilities:
   Bank overdrafts                                                 $    760,100
   Lines of credit                                                    5,582,000
   Current maturities of notes payable, former
     stockholder                                                        406,300
   Current maturities of notes payable and
     capitalized lease obligations                                    1,789,100
   Current maturities of notes payable, stockholders                    259,500
   Accounts payable, trade                                            5,987,600
   Accrued expenses                                                     789,700
                                                                   ------------
      Total Current Liabilities                                      15,574,300

Notes payable, former stockholder, less current
     maturities                                                       1,134,200
Notes payable and capitalized lease obligations,
     less current maturities                                            124,300
Notes payable, stockholders, less current
     maturities                                                         315,000
                                                                   ------------
         Total Liabilities                                           17,147,800
                                                                   ------------

Stockholders' Equity:
   Preferred stock, 5,000,000 shares authorized,
     no shares issued or outstanding                                       --
   Common stock, without par value, 60,000,000
     shares authorized, 44,374,189 issued and
     outstanding                                                      8,615,300
   Additional paid-in capital                                           255,600
   Accumulated deficit                                                 (641,500)
                                                                   ------------
Total Stockholders' Equity                                            8,229,400
                                                                   ------------

      Total Liabilities and Stockholders' Equity                   $ 25,377,200
                                                                   ============



                   The Accompanying Notes are an Integral Part
                           of the Financial Statements


                                                    SPECTRUM ORGANIC PRODUCTS, INC.
                                                        STATEMENT OF OPERATIONS



                                                           (Unaudited)                             (Unaudited)
                                                       Three Months Ended                       Six Months Ended
                                                  June 30,            June 30,            June 30,             June 30,
                                                    2000                1999               2000                 1999
                                                ------------        ------------        ------------        -------------

Gross Sales                                     $ 12,141,000        $  7,726,100        $ 23,565,800        $ 14,232,500

Discounts and Allowances                             577,300             440,600             994,900             795,700
                                                ------------        ------------        ------------        ------------
Net Sales                                         11,563,700           7,285,500          22,570,900          13,436,800

Cost of Goods Sold                                 8,276,300           5,442,300          16,249,900           9,636,600
                                                ------------        ------------        ------------        ------------
Gross Profit                                       3,287,400           1,843,200           6,321,000           3,800,200
                                                ------------        ------------        ------------        ------------

Operating Expenses:

   Sales & Marketing                               1,727,500             566,900           3,565,100           1,472,100

   General & Admin. Expenses                       1,003,900             636,400           2,094,000           1,218,700

   Writedown of Assets Held for Sale                 138,400                --               138,400                --

   Amortization of Goodwill                          239,700                --               458,700                --
                                                ------------        ------------        ------------        ------------
Total Operating Expenses                           3,109,500           1,203,300           6,256,200           2,690,800
                                                ------------        ------------        ------------        ------------

Income from Operations                               177,900             639,900              64,800           1,109,400
                                                ------------        ------------        ------------        ------------
Other Income (Expense):
    Interest Expense, net                           (391,800)           (116,300)           (700,900)           (218,900)
    Gain on Asset Disposals                             --                  --                50,000                --
    Other                                             12,600              11,700              11,500              11,700
                                                ------------        ------------        ------------        ------------
Total Other Expenses                                (379,200)           (104,600)           (639,400)           (207,200)
                                                ------------        ------------        ------------        ------------

Income (Loss) Before Income Taxes                   (201,300)            535,300            (574,600)            902,200

Provision For Income Tax Expense                        --               227,400                --               357,900
                                                ------------        ------------        ------------        ------------
Net Income (Loss)                               $   (201,300)       $    307,900        $   (574,600)       $    544,300
                                                ============        ============        ============        ============
Basic and Diluted Earnings
(Loss) Per Share                                $      (0.00)       $       0.01        $      (0.01)       $       0.02
                                                ============        ============        ============        ============

Weighted Avg. Shares Outstanding                  44,144,188          32,915,192          44,067,520          32,920,870
                                                ============        ============        ============        ============




                                          The Accompanying Notes are an Integral Part
                                                 of the Financial Statements





                                        SPECTRUM ORGANIC PRODUCTS, INC.
                                            STATEMENTS OF CASH FLOWS

                                                                                           (Unaudited)
                                                                                         Six Months Ended
                                                                                 June 30,                June 30,
                                                                                   2000                    1999
                                                                               ------------            ------------

Net Income (Loss)                                                              $   (574,600)           $    544,300
  Adjustments to Reconcile Net Income (Loss) to Net
    Cash Provided by (Used in) Operating Activities:
         Provision for allowances against receivables                               (20,700)                 14,300
         Provision for reserves for inventory obsolescence                         (285,000)                234,000
         Depreciation and amortization                                              287,800                 150,500
         Amortization of goodwill                                                   458,700                    --
         Loss on asset disposals and write-downs                                     88,400                    --
         Imputed interest on notes payable                                          105,500                    --
         Increase in cash surrender value of life insurance                         (10,200)                (79,200)
         Amortization of original issue discount on
           unsecured & subordinated notes payable                                    55,200                    --

  Changes in Assets and Liabilities:
         Accounts receivable                                                     (1,029,500)               (806,600)
         Inventories                                                                651,500              (1,042,100)
         Prepaid expenses and other current assets                                   23,900                (652,700)
         Accounts payable                                                             5,000                (344,800)
         Accrued expenses                                                          (346,400)                262,600
                                                                               ------------            ------------
Net Cash Used In Operating Activities                                              (590,400)             (1,719,700)
                                                                               ------------            ------------
Cash flows from Investing Activities:
  Purchase of property and equipment                                               (196,800)               (269,800)
  Proceeds from sale of assets                                                       53,000                    --
  Merger-related expenses charged to Goodwill                                      (127,600)                   --
                                                                               ------------            ------------
Net Cash Used in Investing Activities                                              (271,400)               (269,800)
                                                                               ------------            ------------
Cash Flows from Financing Activities:
  Proceeds from bank overdraft                                                      530,700                  53,000
  Proceeds from lines of credit                                                  20,849,000               6,519,000
  Repayment of lines of credit                                                  (20,205,000)             (6,567,000)
  Repayment of notes payable, former stockholder                                   (237,500)                   --
  Repayment of notes payable to stockholders                                       (107,400)                   --
  Borrowings on long-term debt                                                      252,100                 904,300
  Proceeds (Repayment) of notes payable                                            (193,200)              1,101,100
  Repayment of capitalized lease obligations                                        (27,400)                (20,000)
  Warrants exercised                                                                    600                    --
                                                                               ------------            ------------
Net Cash Provided by Financing Activities                                           861,900               1,990,400
                                                                               ------------            ------------
Net Increase In Cash                                                                    100                     900

Cash, beginning of the year                                                           1,100                     500
                                                                               ------------            ------------
Cash, end of the period                                                        $      1,200
                                                                                                       $      1,400
                                                                               ============            ============

Supplemental Disclosure of Cash Flow Information:
  Cash paid for income taxes                                                   $      1,600            $     60,800
  Cash paid for interest                                                       $    584,600            $    234,500
                                                                               ============            ============



                                 The Accompanying Notes are an Integral Part
                                       of the Financial Statements

                                                    5

SPECTRUM ORGANIC PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS

1. Interim Financial Statements:

     The unaudited interim financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2000. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not contain certain information required by generally accepted accounting principles. These statements should be read in conjunction with Spectrum Organic Products, Inc. financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999.

2. Business Combination:

     On October 6, 1999, Spectrum Naturals, Inc. ("SNI") and Organic Ingredients, Inc. ("OI"), both California corporations, were merged with and into Organic Food Products, Inc. ("OFPI"), also a California corporation. Effective with the merger, the newly combined entity changed its name to Spectrum Organic Products, Inc. Together, SNI prior to the merger and the combined companies after the merger are referred to as "the Company" or "SPOP".

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

3. Plant Closure:

     In May 2000, the Company committed to a plan to close its leased facility in Morgan Hill, CA and transfer the production of the OFPI brands to a third-party co-packer. Operations at the Morgan Hill facility ceased on July 21, 2000. Included in cost of sales for the three and six month periods ended June 30, 2000 was a provision of $53,100 for anticipated severance and leasehold expenses associated with the closing of the facility. In addition, a writedown of $138,400 was recorded for anticipated losses on the sale or disposal of equipment and leasehold improvements at the Morgan Hill facility. The equipment and leasehold improvements held for sale were included in property and equipment at June 30, 2000 with a net book value of $875,300.

SPECTRUM ORGANIC PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS

4. Commitments and Contingencies:

   Litigation and Settlements
   --------------------------

     In 1998, a company that had provided management consulting services for OFPI filed suit alleging unpaid wages and seeking money damages and injunctive relief. In April 2000, a settlement was reached with this company (who is also a stockholder), and on August 10, 2000 the case was dismissed by the courts as a result of the settlement. Under the terms of the settlement and release, SPOP will pay Global Natural Brands, Ltd. a total cash consideration of $145,000, payable $25,000 upon execution of the agreement by Global plus twelve equal monthly payments of $10,000, and $400,000, payable through a transfer of 400,000 shares of SPOP stock. The transfer of shares and the adjustment of the liability for the cash consideration were recorded in the three and six month periods ended June 30, 2000 as a net charge to Goodwill of $187,600, since the litigation preceded the merger. In addition, SPOP shall issue options to purchase 125,000 shares at $2.25 per share at an option term yet to be determined. Management believes that the terms of this settlement will not have a significant effect upon the Company's financial position, results of operations or cash flows.

     In 1998, OFPI acquired certain natural fruit juice and water bottling operations for cash and common stock. Portions of the common stock consideration were contingent upon earnout factors for the year following the purchase. An estimated accrual of $156,900 for common shares to be released is included in accrued liabilities at June 30, 2000. The shares have not been released, however, as negotiations with the seller regarding the number of shares to be issued are ongoing. Management believes that the outcome will not have a material effect upon the Company's financial position, results of operations or cash flows upon settlement.


     Liquidity
     ---------

     At June 30, 2000, the Company had negative working capital and was in technical default of certain loan covenants with its primary lender. Management is currently in negotiations with the lender to establish new financial covenants and believes that upon completion of those negotiations, the Company will be back in compliance. In addition, the majority shareholder, who holds approximately 70% of the outstanding common stock of the Company, has represented that he has the intent and ability to support the operations of the Company with additional funding for the next fiscal year, as and if necessary.


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

Introduction:

     On October 6, 1999, Spectrum Naturals, Inc. ("SNI") and its affiliate, Spectrum Commodities, Inc. ("SCI"), and Organic Ingredients, Inc. ("OI"), California corporations were merged with and into Organic Food Products, Inc. (the "Registrant"), (collectively "SPOP" or the "Company"), pursuant to the Agreement and Plan of Merger and Reorganization, dated May 14, 1999 (the "Merger").

     As a result of the Merger, SNI stockholders received 4,669.53 shares of OFPI stock in exchange for each share of SNI stock previously held, for a total of 32,336,495 shares representing approximately 73.8% of the outstanding common stock after the merger. OI stockholders received 39.5 shares of OFPI stock in exchange for each share of OI stock previously held, for a total of 3,950,000 shares representing approximately 9.0% of the outstanding common stock after the merger. Existing OFPI stockholders held 7,275,665 of the outstanding shares, or approximately 17.2% of the common stock outstanding after the merger. Since a controlling interest in the combined company is held by former SNI stockholders after the merger, the transaction was accounted for as a reverse merger, with SNI as accounting acquirer and OFPI and OI as accounting acquirees. Accordingly, operating results for fiscal year 1999 reflect those of SNI and SCI only. Operating results for fiscal 2000 reflect the newly merged entity from January 1, 2000 through June 30, 2000.

     Upon the effective date of the Merger, SNI, SCI and OI ceased to exist, the Registrant became the surviving corporation and the Company changed its name to "Spectrum Organic Products, Inc."

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

--------------------------------------------------------------------------------
Results of Operations for the Three and Six Month Periods Ending June 30, 2000 and June 30, 1999
--------------------------------------------------------------------------------

Net Results:

     Spectrum Organic Products, Inc. ("SPOP" or the "Company") reported a net loss of $201,300 and $574,600 for the three and six month periods ended June 30, 2000 ("2000"), respectively, compared to net income of $307,900 and $544,300 for the three and six month periods ended June 30, 1999 ("1999"). The net loss in 2000 was primarily due to increased selling, general and administrative expenses, increased interest expense, expenses associated with the plant closure and the amortization of goodwill associated with the merger, partially offset by the increased revenues attributable to the newly-merged companies.


Revenues:

     SPOP's gross sales for the three months ended June 30, 2000 were $12,141,000 compared to $7,726,100 for 1999, an increase of $4,414,900, or 57%
over 1999. For the six months ended June 30, 2000 gross sales were $23,565,800 compared to $14,232,500 for 1999, an increase of $9,333,300, or 66% over 1999.
The increase in sales in 2000 consists primarily of the revenues relating to the newly-merged OFPI and OI. Excluding the incremental revenues of the product lines obtained with OFPI and OI, SNI's comparable sales increased 6.5% from 1999 reflecting growth in culinary oils, mayonnaise, salad dressings and Spectrum Spread. Nutritional supplement sales in both liquid and capsule forms also grew significantly versus the prior year.

     Discounts and allowances as a percent of gross sales decreased to 4.8% for the three month and 4.2% for the six month periods ended June 30, 2000, respectively, from 5.6% of gross revenues for both periods in 1999. The decreases are primarily the result of the increase in the proportion of industrial ingredient sales to total sales as a result of the merger.

Cost of Goods Sold:

     The Company's cost of goods sold increased as a percent of sales for the six month period ended June 30, 2000 to 69.0% compared to 67.7% for the same period in 1999. The increase was due primarily to the higher proportion of lower-margin industrial ingredient sales and higher fixed manufacturing costs on the products acquired from OFPI. For the three month period ended June 30, 2000 cost of goods sold decreased as a percent of sales to 68.2% versus 70.4% for 1999. The improvement was the result of a favorable sales mix, which featured higher volumes of nutritional supplements, which more than offset the lower-margin industrial ingredient sales and higher fixed manufacturing costs on the products acquired from OFPI.

     Management has recently implemented several organizational changes to reduce manufacturing and distribution costs in connection with the merger. As of July 5, 2000 SPOP consolidated warehousing and finished goods distribution at a centralized third-party facility, enabling the Company to close three leased warehouses as of July 15. On July 21, 2000 SPOP ceased manufacturing the OFPI product lines at its leased Morgan Hill, CA facility. The products will now be produced by a third-party co-packer, which will enable the Company to close the Morgan Hill facility. Included in cost of sales for the three and six month periods ended June 30, 2000 was a provision of $53,100 for anticipated severance and leasehold expenses associated with the closing of the facility. As a result of these organizational changes, management believes that operations will become more efficient and per unit production costs will decrease by the end of fiscal year 2000, generating reductions in cost of goods sold as a percent of sales in subsequent periods.

Sales and Marketing Expenses:

     SPOP's sales and marketing expense increased as a percent of sales to 14.2% and 15.1% for the three and six month periods ended June 30, 2000, respectively, versus 7.3% and 10.3% for the same periods in 1999. This reflects the increase in personnel and related costs required to build a sales team capable of supporting the larger organization after the merger. Promotion costs increased as a percent of sales reflecting programs targeted to regain lost market share on OFPI brands and counter competitive pressures in the market place. Management anticipates that the newly organized sales team, targeted market spending, and the introduction of new products will enable the Company to increase its market share in certain categories.

General and Administrative Expenses:

     SPOP's general and administrative expenses for the six months ended June 30, 2000 increased as a percent of sales to 8.9% versus 8.6% for 1999. The increase in 2000 reflected increased personnel and related expenses associated with the new larger organization. The Company completed the integration of the merged entities during the first quarter of 2000. General and administrative expenses declined for the second quarter to $1,003,900 or 8.3% of sales compared to $1,090,100 or 8.9% of sales for the first quarter. Management believes that further improvements are possible as additional efficiencies are achieved.

Writedown of Assets Held for Sale:

     Included in the three and six month periods ended June 30, 2000 was a provision of $138,400 for anticipated losses on the sale or disposal of production equipment and leasehold improvements located at the Company's leased facility in Morgan Hill, CA. Production of the OFPI product lines ceased at that facility on July 21, 2000 and management intends to completely close the facility in the fourth quarter.

Amortization of Goodwill:

     The Company recorded goodwill of $10,820,800 in connection with the Merger. Amortization expense for the six months ended June 30, 2000 was $458,700, based on a twelve-year amortization schedule.

Net Interest Expense:

     SPOP's interest expense for the three and six month periods ended June 30, 2000 was $391,800 and $700,900, respectively, versus $116,300 and $218,900 for the same periods in 1999. The increase in interest expense resulted from higher utilization of the revolving credit line, and the interest expense associated with the default under the private placement notes. Since the notes were not repaid by March 31, 2000, the accrued interest through March 31 has been added to the principal, the interest rate increased from 10% to 15%, and an additional 120,000 common stock warrants to purchase SPOP stock at $.01 per share will be granted. The resulting $70,100 value of the warrants was included in interest expense for the three and six months ended June 30, 2000.

     The additional borrowing under the revolving credit line was used to pay past due vendors at OFPI, fund the reduction in the Company's term debt as a result of the refinancing, and fund capital expenditures. (See Liquidity and Capital Resources).

Other Income:

     Other income for the six months ended June 30, 2000 includes a $50,000 gain on the sale of the Sunny Farms and Pacific Rim trademarks and related inventories.

Year 2000 Compliance:

     SPOP completed a plan to identify all computer hardware and software, production equipment and services upon which it relies that may have been impacted by the year 2000 problem by December 31, 1999. After identification of the problem areas, the Company verified or took action to ensure that those products or services were year 2000 compliant. As a result of this action, the Company was year 2000 compliant in advance of December 31, 1999.

     Issues similar to these also faced the Company's customers and vendors. While the Company did not complete an assessment of year 2000 readiness of its customers and vendors, management believes that business with customers and vendors was not significantly disrupted by the year 2000 problem, based on its conduct of normal business operations following December 31, 1999.

Seasonality:

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

Liquidity and Capital Resources:

     In connection with the merger, the Company paid down the existing debt and lines of credit of SNI, OFPI and OI with a new loan facility totaling $11,717,000 with Wells Fargo Business Credit. The new facility, consisting of term debt and a revolving line of credit, is secured by substantially all assets of the Company, and bears interest at prime plus 1% to 1+1/4%. The balance of the initial proceeds was used for working capital purposes, to purchase raw materials and equipment, to pay certain merger-related commitments, and to provide marketing funds to introduce new products and to introduce existing products into new markets.

     Advances under the new revolving line of credit are limited to a borrowing base consisting of certain accounts receivable and inventory. Included in the facility are two term notes of $1,067,000 and $150,000 requiring payment over 60 and 18 months, respectively, and a capital expenditure facility of up to $1,500,000 to be repaid over 60 months beginning in August 2000. Due to operating losses following the merger, the Company is in technical default of certain financial covenants that were based on financial projections made at the time the facility was put in place. Management has received waivers from the bank and is currently in negotiations to reset the financial covenants to more accurately match the Company's financial condition and future projections.

     Also in connection with the Merger, the Company completed a Private Placement of 16 Units in October 1999. Each Unit consisted of a $25,000 unsecured and subordinated promissory note bearing interest at 10%, plus warrants to purchase 10,000 shares of Common Stock at $.01 per share from January 1, 2000 to September 30, 2000. Net proceeds of approximately $370,000 were received, after offering expenses of approximately $30,000. As of April 1, 2000, the Company was in default on the repayment of the promissory notes. As a condition of the default, the accrued interest is added to the principal, the interest rate increased to 15% and the note holders are granted an additional 2,500 warrants per unit for each month the principal remains unpaid up to six months. The warrants granted due to the default have the same terms as those granted with the promissory notes.

     The Company is currently seeking additional capital from such potential sources as refinancing the existing term debt, the sale of certain surplus assets and issuance of common stock. Management believes that the new credit facility and proceeds from the new sources of capital, if obtained, coupled with anticipated cost savings in manufacturing, should provide adequate funds to meet the Company's estimated cash requirements for the year ending December 31, 2000. There can be no assurances that all of the anticipated savings can be attained by year-end or that additional capital will be available on acceptable terms. However, the majority shareholder has indicated that he has the intent and ability to support the operations of the Company with additional funding for the next fiscal year, if needed.

     The Company's cash position at June 30, 2000 was $1,200 compared to $1,400 in 1999. During 2000, the Company used $718,000 in cash for operating activities, compared to using $1,719,700 in cash in 1999. The decrease in the use of cash for operating activities was primarily due to lower inventory levels, partially offset by higher balances in accounts receivable. Cash used in investing activities was $143,800 in 2000 compared to $269,800 in 1999, reflecting lower capital expenditures during 2000 as well as the proceeds from the sale of the Sunny Farms and Pacific Rim trademarks. Cash provided by financing activities was $861,900 in 2000 compared to $1,990,400 in 1999. The reduction in funds provided by financing reflects lower borrowing, partially offset by an increase in funds provided from bank overdrafts.

     The Company's future results of operations and the other forward-looking statements contained in this document, in particular the statements concerning plant efficiencies and capacities, capital spending, research and development, competition, marketing and manufacturing operations and other information provided herein involve a number of risks and uncertainties. In addition to the factors discussed above, other factors that could cause actual results to differ materially are general business conditions and the general economy, competitors' pricing and marketing efforts, availability of raw materials at reasonable prices, risk of uncollectible accounts receivable, risks of inventory obsolescence due to shifts in market demand, timing of product introductions, and litigation involving product liabilities and consumer issues.

New Applicable Accounting Pronouncements:

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 as amended is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

     Historically, the company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of this new standard on January 1, 2001 to affect its financial statements or results of operations.



PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

     In November 1998, Global Natural Brands, Inc.("Global")and its four principals filed a lawsuit against OFPI (the former Registrant) and its four principals, alleging unpaid wages and seeking monetary damages and injunctive relief. Global had provided managerial services to OFPI from April 1998 to October 1998, when OFPI terminated its services. In January 1999, Global amended its complaint by including a securities fraud claim, among other causes of action. Meanwhile, Global sought to obtain a temporary restraining order, a preliminary injunction and a writ of attachment against OFPI without success.

     In May 1999, OFPI and its principals cross-complained against Global and its principals, seeking damage for breach of contract, breach of fiduciary duty, fraud, negligence and a declaratory relief for indemnity and contribution, plus punitive damages.

     SPOP assumed the litigation in connection with the Merger and in April, 2000, reached a settlement and release with Global. Under the terms of the settlement and release, SPOP will pay Global Natural Brands, Ltd. a total cash consideration of $145,000, payable $25,000 upon execution of the agreement by Global plus twelve equal monthly payments of $10,000, and $400,000, payable through a transfer of 400,000 shares of SPOP stock. In addition, SPOP shall issue options to purchase 125,000 shares at $2.25 per share at an option term yet to be determined. Management believes that the terms of this settlement will not have a significant effect upon the Company's financial position, results of operations or cash flows.


Item 2.  Changes in Securities
------------------------------

     None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

     None.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     None.


Item 5.  Other Information
--------------------------

     None.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
     None



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2000

                                        SPECTRUM ORGANIC PRODUCTS, INC.



                                        By:  /s/  Robert B. Fowles
                                             -----------------------------------
                                                  Robert B. Fowles
                                                  Chief Financial Officer