Form 10QSB
period 2000-09-30
SPECTRUM ORGANIC PRODUCTS INC
filed 2000-11-09
CIK 1034992

1

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 44,473,499 shares as of November 1, 2000. Transitional Small Business Disclosure
Format: Yes [ ] No [ x ]

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENT
-----------------------------

                           SPECTRUM ORGANIC PRODUCTS, INC.
                                    BALANCE SHEET

                                     ASSETS
                                                                    (Unaudited)
                                                                      Sept. 30,
                                                                        2000
                                                                     -----------
Current Assets:
   Cash                                                              $     1,300
   Accounts receivable, net                                            4,555,800
   Inventories, net                                                    5,445,200
   Income tax refunds receivable                                          31,100
   Prepaid expenses and other current assets                              76,200
                                                                     -----------

     Total Current Assets                                             10,109,600


Property and Equipment, net                                            4,034,900


Other Assets:
   Goodwill, net                                                       9,919,100
   Other intangible assets, net                                           72,400
   Other assets                                                           65,600
                                                                     -----------

     Total Assets                                                    $24,201,600
                                                                     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Bank overdrafts                                                 $    422,800
   Lines of credit                                                    5,545,800
   Current maturities of notes payable, former
     stockholder                                                        387,500
   Current maturities of notes payable and
     capitalized lease obligations                                    1,728,400
   Current maturities of notes payable, stockholders                    227,600
   Accounts payable, trade                                            6,133,100
   Accrued expenses                                                     623,800
                                                                   ------------
      Total Current Liabilities                                      15,069,000

Notes payable, former stockholder, less current
     maturities                                                       1,046,700
Notes payable and capitalized lease obligations,
     less current maturities                                            169,500
Notes payable, stockholders, less current
     maturities                                                         274,000
                                                                   ------------
         Total Liabilities                                           16,559,200
                                                                   ------------

Stockholders' Equity:
   Preferred stock, 5,000,000 shares authorized,
     no shares issued or outstanding                                       --
   Common stock, without par value, 60,000,000
     shares authorized, 44,473,499 issued and
     outstanding                                                      8,616,000
   Additional paid-in capital                                           304,200
   Accumulated deficit                                               (1,277,800)
                                                                   ------------
Total Stockholders' Equity                                            7,642,400
                                                                   ------------

      Total Liabilities and Stockholders' Equity                   $ 24,201,600
                                                                   ============


                   The Accompanying Notes are an Integral Part
                           of the Financial Statements


                                               SPECTRUM ORGANIC PRODUCTS, INC.
                                                  STATEMENT OF OPERATIONS



                                                               (Unaudited)                     (Unaudited)
                                                           Three Months Ended                Nine Months Ended
                                                       Sept. 30,        Sept. 30,        Sept. 30,        Sept. 30,
                                                         2000             1999             2000             1999
                                                     ------------     ------------    -------------     ------------

Gross Sales                                          $ 11,411,200     $  4,519,400     $ 34,977,000     $ 18,751,900

Discounts and Allowances                                  883,100          678,300        1,878,000        1,474,000
                                                     ------------     ------------     ------------     ------------
Net Sales
                                                       10,528,100        3,841,100       33,099,000       17,277,900

Cost of Goods Sold                                      8,016,800        1,888,900       24,266,700       11,525,500
                                                     ------------     ------------     ------------     ------------
Gross Profit                                            2,511,300        1,952,200        8,832,300        5,752,400
                                                     ------------     ------------     ------------     ------------

Operating Expenses:

   Sales & Marketing                                    1,231,300          953,900        4,796,400        2,426,000

   General & Admin. Expenses                            1,074,800          643,100        3,168,800        1,861,800

   Write-down of Assets Held for Sale                     250,000             --            388,400             --

   Amortization of Goodwill                               225,500             --            684,200             --
                                                     ------------     ------------     ------------     ------------
   Total Operating Expenses                             2,781,600        1,597,000        9,037,800        4,287,800
                                                     ------------     ------------     ------------     ------------

Income (Loss) from Operations                            (270,300)         355,200         (205,500)       1,464,600
                                                     ------------     ------------     ------------     ------------
Other Income (Expense):
    Interest Expense, net                                (366,400)        (173,200)      (1,067,300)        (392,100)
    Gain on Asset Disposals
                                                             --               --             50,000             --
    Other
                                                              400           (2,600)          11,900            9,100
                                                     ------------     ------------     ------------     ------------
Total Other Expenses                                     (366,000)        (175,800)      (1,005,400)        (383,000)
                                                     ------------     ------------     ------------     ------------

Income (Loss) Before Income Taxes                        (636,300)         179,400       (1,210,900)       1,081,600

Provision For Income Tax Expense                             --             73,900             --            431,800
                                                     ------------     ------------     ------------     ------------
Net Income (Loss)                                    $   (636,300)    $    105,500     $ (1,210,900)    $    649,800
                                                     ============     ============     ============     ============
Basic and Diluted Earnings
(Loss) Per Share                                     $      (0.01)    $       0.01     $      (0.03)    $       0.02
                                                     ============     ============     ============     ============

Weighted Avg. Shares Outstanding                       44,423,844       32,890,918       44,169,015       32,910,895
                                                     ============     ============     ============     ============


                                          The Accompanying Notes are an Integral Part
                                                of the Financial Statements





                                     SPECTRUM ORGANIC PRODUCTS, INC.
                                         STATEMENTS OF CASH FLOWS

                                                                                       (Unaudited)
                                                                                    Nine Months Ended
                                                                             Sept. 30,              Sept. 30,
                                                                                2000                   1999
                                                                            -----------            ------------

Net Income (Loss)                                                          $ (1,210,900)           $    649,800
  Adjustments to Reconcile Net Income (Loss) to Net
    Cash Provided by Operating Activities:
         Provision for allowances against receivables                           (17,900)                  7,500
         Provision for reserves for inventory obsolescence                     (285,000)                   --
         Depreciation and amortization                                          429,800                 277,900
         Amortization of goodwill                                               684,200                    --
         Loss on asset disposals and write-downs                                338,400                    --
         Imputed interest on notes payable                                       42,100                    --
         Imputed interest on issuance of stock warrants                         118,700                    --
         Increase in cash surrender value of life insurance                     (10,200)                   --
         Amortization of original issue discount on
           unsecured & subordinated notes payable                                55,200                    --

  Changes in Assets and Liabilities:
         Accounts receivable                                                   (986,500)               (455,200)
         Inventories                                                          1,426,800                (735,700)
         Prepaid expenses and other current assets                              112,900                (343,400)
         Accounts payable                                                       192,900                 424,100
         Income taxes payable                                                      --                   324,000
         Accrued expenses and other current liabilities                        (763,000)                237,800
                                                                           ------------            ------------
Net Cash Provided by Operating Activities                                       127,500                 386,800
                                                                           ------------            ------------
Cash flows from Investing Activities:
  Purchase of property and equipment                                           (324,300)               (971,800)
  Proceeds from sale of assets                                                   53,000                    --
  Acquisition and merger-related expenses                                      (169,900)               (298,500)
  Loan to Shareholder                                                              --                   (20,000)
                                                                           ------------            ------------
Net Cash Used in Investing Activities                                          (441,200)             (1,290,300)
                                                                           ------------            ------------
Cash Flows from Financing Activities:
  Proceeds from bank overdraft                                                  193,500                 195,900
  Proceeds under revolving line of credit                                    33,113,200              10,440,200
  Repayments under revolving line of credit                                 (32,505,400)            (10,412,700)
  Repayment of notes payable, former stockholder                               (275,000)                   --
  Repayment of notes payable to stockholders                                   (209,800)                   --
  Proceeds of long-term debt                                                    276,100               1,121,700
  Principal repayments under long-term debt                                    (336,900)               (407,300)
  Repayment of capitalized lease obligations                                    (41,500)                (34,800)
  Proceeds of loan against cash surrender value of life ins                      98,400                    --
  Warrants exercised                                                              1,300                    --
                                                                           ------------            ------------
Net Cash Provided by Financing Activities                                       313,900                 903,000
                                                                           ------------            ------------
Net Increase (Decrease) In Cash                                                     200                    (500)

Cash, beginning of the period                                                     1,100                     500
                                                                           ------------            ------------
Cash, end of the period                                                    $      1,300            $       --
                                                                           ============            ============
Supplemental Disclosure of Cash Flow Information:
  Cash paid for income taxes                                               $     15,400            $    107,800
  Cash paid for interest                                                   $    855,900            $    392,000
                                                                           ============            ============


                                    The Accompanying Notes are an Integral Part
                                             of the Financial Statements

                                                         4

SPECTRUM ORGANIC PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS

1. Interim Financial Statements:

     These are unaudited interim financial statements and include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2000. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not contain certain information required by generally accepted accounting principles. These statements should be read in conjunction with Spectrum Organic Products, Inc. financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999.

2. Business Combination:

     On October 6, 1999, Spectrum Naturals, Inc. ("SNI"), its affiliate Spectrum Commodities, Inc. ("SCI") and Organic Ingredients, Inc. ("OI"), all California corporations, were merged with and into Organic Food Products, Inc. ("OFPI"), also a California corporation. Effective with the merger, the newly combined entity changed its name to Spectrum Organic Products, Inc. Together, SNI and SCI prior to the merger and the combined companies after the merger are referred to as "the Company" or "SPOP".

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

     Accordingly, the financial statements present the historical results of SNI and SCI as accounting acquirer for all periods presented. Results of operations for OFPI and OI are included from October 6, 1999 forward. Numbers of shares and per-share amounts have been retroactively restated where applicable for all periods presented.

3. Plant Closure:

     In May 2000, the Company committed to a plan to close its leased facility in Morgan Hill, California and transfer the production of the OFPI brands to a third-party co-packer. Production at the Morgan Hill facility ceased on July 21, 2000, however, the facility remains under lease while the Company completes the sale or disposal of the surplus equipment remaining there. Included in cost of sales for the nine month period ended September 30, 2000 was a provision of $53,100 for anticipated severance and leasehold

SPECTRUM ORGANIC PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS


     expenses associated with the closing of the facility. In addition, a write-down on assets held for sale of $388,400 was recorded for anticipated losses on the sale or disposal of equipment and leasehold improvements at the Morgan Hill facility. The equipment and leasehold improvements held for sale were included in property and equipment at September 30, 2000 with a net book value of $870,400. Depreciation of the Morgan Hill assets held for sale ceased as of July 31, 2000.

4. Commitments and Contingencies:

   Litigation and Settlements
   --------------------------

     In 1998, Global Natural Brands, Ltd. ("Global"), a company that had provided management consulting services for OFPI filed suit alleging unpaid wages and seeking money damages and injunctive relief. In April 2000, a settlement was reached with this company (who is also a stockholder), and on August 10, 2000 the courts, as a result of the settlement, dismissed the case. Under the terms of the settlement and release, SPOP will pay Global a total cash consideration of $145,000, payable $25,000 upon execution of the agreement by Global plus twelve equal monthly payments of $10,000, and the issuance of 400,000 shares of SPOP stock, valued at $400,000. In addition, SPOP will issue to Global options to purchase 125,000 common shares at $2.25 per share at an option term yet to be determined. The transfer of shares and the adjustment of the liability for the cash consideration were recorded in the nine month period ended September 30, 2000 as a net charge to Goodwill of $187,600, since the litigation preceded the merger. Management believes that the terms of this settlement will not have a significant effect upon the Company's financial position, results of operations or cash flows.

     In 1998, OFPI acquired certain natural fruit juice and water bottling operations for cash and common stock. A portion of the common stock consideration was held in escrow, contingent upon earn-out factors for the year following the acquisition. An estimated accrual of $156,900 for common shares to be released is included in accrued liabilities at September 30, 2000. The shares have not been released, however, due to a dispute with the seller regarding the earn-out calculations. Management believes that the outcome will not have a material effect upon the Company's financial position, results of operations or cash flows upon settlement.


   Liquidity
   ---------

     At September 30, 2000, the Company had negative working capital and was in technical default of certain loan covenants with its primary lender, Wells Fargo Business Credit ("WFBC"). As a result of the default, WFBC has assessed an additional 100 basis points to the interest rates charged under the revolving line of credit and the term debt effective July 17, 2000. Management is currently in negotiations with WFBC to establish new financial covenants and believes that upon completion of those negotiations, the Company will be back in compliance.

     Furthermore, as of April 1, 2000 the Company is in default under the subordinated promissory notes issued under a private placement to close the merger. As a result of the default, the interest rate under the notes was increased from 10% to 15%, and 240,000 additional common stock warrants to purchase SPOP common stock at $0.01 per share were granted. The resulting $118,700 value of the warrants was included in interest expense for the nine months ended September 30, 2000.

     The majority shareholder, who holds approximately 70% of the outstanding common stock of the Company, has represented that he has the intent and ability to support the operations of the Company with additional funding for the next fiscal year, if necessary.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

     The following discussion should be read in conjunction with the financial statements and related notes and other information included in this report. The financial results reported herein are not necessarily indicative of the financial results that may be achieved by the Company in any future period.

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

     As a result of the merger, SNI stockholders received 4,669.53 shares of OFPI stock in exchange for each share of SNI stock previously held, for a total of 32,336,495 shares representing approximately 73.8% of the outstanding common stock after the merger. OI stockholders received 39.5 shares of OFPI stock in exchange for each share of OI stock previously held, for a total of 3,950,000 shares representing approximately 9.0% of the outstanding common stock after the merger. Existing OFPI stockholders held 7,275,665 of the outstanding shares, or approximately 17.2% of the common stock outstanding after the merger. Since a controlling interest in the combined company is held by former SNI stockholders after the merger, the transaction was accounted for as a reverse merger, with SNI as accounting acquirer and OFPI and OI as accounting acquirees. Accordingly, operating results for fiscal year 1999 reflect those of SNI and SCI only. Operating results for fiscal 2000 reflect the newly merged entity from January 1, 2000 through September 30, 2000.

     Upon the effective date of the merger, SNI, SCI and OI ceased to exist, the Registrant continued as the surviving legal entity, and immediately changed its name to Spectrum Organic Products, Inc.

     The Company's operating results could vary from period to period as a result of a number of factors. These factors include, but are not limited to, the purchasing patterns of significant customers, the timing of new product introductions by the Company and its competitors, the amount of slotting fees, new product development and advertising expenses incurred by the Company, variations in sales by distribution channel, fluctuations in market prices of raw materials, competitive pricing policies, and situations that the Company cannot foresee. These factors could cause the Company's performance to differ from investor expectations, resulting in volatility in the price of the Common Stock.

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




--------------------------------------------------------------------------------
Results of Operations for the Three and Nine Month Periods Ending September 30, 2000 and September 30, 1999
--------------------------------------------------------------------------------

Net Results:

     Spectrum Organic Products, Inc. ("SPOP" or the "Company") reported a net loss of $636,300 and $1,210,900 for the three and nine month periods ended September 30, 2000 ("2000"), respectively, compared to net income of $105,500 and $649,800 for the three and nine month periods ended September 30, 1999 ("1999"). The net loss in 2000 was primarily due to increased selling, general and administrative expenses, increased interest expense, losses associated with the plant closure and the amortization of goodwill associated with the merger, partially offset by the increased revenues attributable to the newly-merged companies.


Revenues:

     SPOP's gross sales for the three months ended September 30, 2000 were $11,411,200 compared to $4,519,400 for 1999, an increase of $6,891,800, or 152%
over 1999. For the nine months ended September 30, 2000 gross sales were $34,977,000 compared to $18,751,900 for 1999, an increase of $16,225,100, or 87%
over 1999. The increase in sales in 2000 consists primarily of the revenues relating to the newly acquired product lines of OFPI and OI. Excluding the incremental revenues of the product lines obtained with OFPI and OI, SPOP's comparable sales for the nine months ended September 30, 2000 increased 19% from 1999 reflecting growth in mayonnaise, salad dressings and Spectrum Spread(R) in the culinary category. Nutritional supplement sales in liquid, capsule and powder forms also grew significantly, increasing 24% from the prior year.

     Discounts and allowances as a percent of gross sales decreased to 7.7% for the three month and 5.4% for the nine month periods ended September 30, 2000, respectively, from 15.0% and 7.9% of gross sales for the same periods in 1999. The declines are primarily the result of the increase in the proportion of industrial ingredient sales, which do not entail discounting, to total sales as a result of the merger.

Cost of Goods Sold:

     The Company's cost of goods sold increased as a percent of gross sales for the three month period ended September 30, 2000 to 70.3% compared to 41.8% for the same period in 1999. The increase was due primarily to the higher proportion of lower-margin industrial ingredient sales and higher fixed manufacturing costs on the products acquired from OFPI. For the nine month period ended September 30, 2000 cost of goods sold increased as a percent of sales to 69.4% versus 61.5% for 1999. The increase was primarily due to the higher proportion of lower-margin industrial ingredient sales and higher fixed manufacturing costs on the products acquired from OFPI, partially offset by a favorable sales mix, which featured higher volumes of nutritional supplements, the Company's highest margin products.

     Management has recently implemented several organizational changes to reduce manufacturing costs in connection with the OFPI products acquired under the merger. On July 21, 2000 SPOP ceased manufacturing the OFPI product lines at its leased Morgan Hill, California facility. The products will now be produced by a third-party co-packer, which will enable the Company to close the Morgan Hill facility. Included in cost of sales for the nine month period ended September 30, 2000 was a provision of $53,100 for anticipated severance and leasehold expenses associated with the closing of the facility. As of September 30, 2000 the facility was still under lease by the Company and serving as a storage facility for the surplus production equipment held for sale. Management is cooperating with the owner of the facility to secure new tenants and anticipates vacating the facility completely by the end of the year. As a result of these changes, management believes that operations will become more efficient and per unit production costs will decrease by the end of fiscal year 2000, generating reductions in cost of goods sold as a percent of sales in subsequent periods.

Sales and Marketing Expenses:

     SPOP's sales and marketing expenses increased as a percent of gross sales to 13.7% for the nine month period ended September 30, 2000, versus 12.9% for the same period in 1999. This primarily reflected the increase in personnel and related costs required to build a sales team capable of supporting the larger organization after the merger. Also contributing were increased promotional programs targeted to regain lost market share on OFPI brands and counter competitive pressures in the market place. Sales and marketing expenses declined for the third quarter to $1,231,300 or 10.8% of gross sales compared to $1,727,500 or 14.2% of gross sales for the second quarter. The decrease was primarily the result of timing variances in the recognition of expenses associated with promotional programs. Management anticipates that the newly organized sales team, targeted market spending, and the introduction of new products will enable the Company to increase its market share in certain categories.

General and Administrative Expenses:

     SPOP's general and administrative expenses for the nine months ended September 30, 2000 decreased as a percent of gross sales to 9.1% versus 9.9% for 1999. The decrease in 2000 reflected increased efficiencies and economies of scale associated with the new larger organization. General and administrative expenses increased for the third quarter to $1,074,800 or 9.4% of gross sales compared to $1,003,900 or 8.3% of gross sales for the second quarter. The increase was primarily the result of increased professional fees associated with the filing of the final income tax returns for SNI, SCI and OI and the filing of an S-8 registration statement for the Company's Incentive Stock Option Plan. Also contributing to the increase were increased banking fees as a result of the negotiations to reset the financial covenants in the Company's credit facility.

Write-down of Assets Held for Sale:

     Included in the three month period ended September 30, 2000 was a provision of $250,000 for anticipated losses on the sale of the surplus bottling line located at the Company's leased facility in Morgan Hill, California. The bottling line represents the vast majority of the value of the surplus equipment held for sale. The Company is in final negotiations to sell this equipment to the third-party co-packer now producing the Company's tomato-based culinary products. The sale will include a cash portion to be received at closing, plus future credits against production costs for the products produced by the co-packer. Due to material uncertainties regarding the future production schedule of the tomato-based product lines, the Company will record the sale of the bottling line at the cash value only.

     Previously, the Company accrued $138,400 during the second quarter for anticipated losses associated with leasehold improvements and minor surplus equipment at the Morgan Hill facility. No provision was made at that time for the bottling line since management believed that it could negotiate an all-cash sale of the bottling line at close to its net book value.

Amortization of Goodwill:

     The Company recorded goodwill of $10,820,800 in connection with the merger. Amortization expense for the nine months ended September 30, 2000 was $684,200, based on a twelve-year amortization schedule.

Net Interest Expense:

     SPOP's interest expense for the three and nine month periods ended September 30, 2000 was $366,400 and $1,067,300, respectively, versus $173,200 and $392,100 for the same periods in 1999. The increase was primarily the result of higher utilization of the revolving credit line, and the interest expense associated with the default under the private placement notes. Since the notes were not repaid by March 31, 2000, the accrued interest through March 31 of $20,000 has been added to the principal, the interest rate increased from 10% to 15%, and an additional 240,000 common stock warrants to purchase SPOP stock at $.01 per share were granted. The resulting $118,700 value of the warrants was included in interest expense for the nine months ended September 30, 2000. Also included in interest expense for that period is $31,500 of interest paid to the private placement note holders at the default rate for the period April 1 through September 30, 2000.

     The additional borrowing under the revolving credit line was used to pay past due vendors at OFPI, fund the reduction in the Company's term debt as a result of the refinancing, and fund payments due under various long-term notes. (See Liquidity and Capital Resources)

Other Income:

     Other income for the nine months ended September 30, 2000 includes a $50,000 gain on the sale of the Sunny Farms and Pacific Rim trademarks and related inventories.

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

Liquidity and Capital Resources:

     In connection with the merger, the Company paid down the existing debt and lines of credit of SNI, OFPI and OI with a new loan facility totaling $11,717,000 with Wells Fargo Business Credit. The new facility, consisting of term debt and a revolving line of credit, is secured by substantially all assets of the Company, and bears interest at prime plus 2% for the revolving line of credit and prime plus 2+1/4% for the term debt. The balance of the initial proceeds was used for working capital purposes, to purchase raw materials and equipment, to pay certain merger-related commitments, and to provide marketing funds to introduce new products and to introduce existing products into new markets.

     Advances under the new revolving line of credit are limited to a borrowing base consisting of certain accounts receivable and inventory. Included in the facility are two term notes of $1,067,000 and $150,000 requiring payment over 60 and 18 months, respectively, and a capital expenditure facility for $276,100 of qualified capital expenditures made by the Company through June 30, 2000. The capital expenditure facility is to be repaid as a term note over 60 months beginning in August 2000. Due to operating losses following the merger, the Company is in technical default of certain financial covenants that were based on financial projections made at the time the credit facility was put in place. As a result of the default, WFBC began assessing an additional 100 basis points to the interest rates charged for the revolving line of credit and the three term notes as of July 17, 2000. Management is currently in negotiations to reset the financial covenants to more accurately match the Company's financial condition and future projections.

     Also in connection with the merger, the Company completed a Private Placement of 16 Units in October 1999. Each Unit consisted of a $25,000 unsecured and subordinated promissory note bearing interest at 10%, plus warrants to purchase 10,000 shares of common stock at $.01 per share from January 1, 2000 to September 30, 2000. Net proceeds of approximately $370,000 were received, after offering expenses of approximately $30,000. As of April 1, 2000 the Company was in default on the repayment of the promissory notes. As a condition of the default, the accrued interest through March 31, 2000 was added to the principal, the interest rate increased to 15% and each Unit earns an additional 2,500 warrants for each month the principal remains unpaid for up to six months. As of September 30, 2000 all of the initial warrants had been exercised by the note holders. The additional 15,000 warrants due each Unit under the default were issued in September, 2000 and have the same terms as the initial warrants granted with the promissory notes, except that they expire on March 31, 2001.

     The Company is highly leveraged and is currently seeking additional capital from such potential sources as the sale of certain surplus assets and issuance of common stock. Management believes that the new credit facility and proceeds from the new sources of capital, if obtained, coupled with anticipated cost savings in manufacturing, should provide adequate funds to meet the Company's estimated cash requirements for the year ending December 31, 2000. There can be no assurances that all of the anticipated savings can be attained by year-end or that additional capital will be available on acceptable terms. However, the majority shareholder has indicated that he has the intent and ability to support the operations of the Company with additional funding for the next fiscal year, if needed.

     The Company's bank overdraft position at September 30, 2000 was $422,800 compared to $229,300 at December 31, 1999. During the nine months ended September 30, 2000, the Company provided $127,500 in cash from operating activities, compared to providing $386,800 in cash from operating activities for the same period in 1999. The decrease in cash provided from operating activities was primarily due to operating losses, higher levels of accounts receivable, reduced levels of accrued expenses and other current liabilities, partially offset by lower inventory levels. Cash used in investing activities was $441,200 during 2000 compared to $1,290,300 in 1999, reflecting lower capital expenditures and merger related expenses plus the proceeds received from the sale of the Sunny Farms and Pacific Rim trademarks during 2000. Cash provided by financing activities was $313,900 in 2000 compared to $903,000 in 1999. The reduction in funds provided by financing activities reflected lower borrowings under long-term debt, partially offset by increased borrowing under the revolving line of credit.

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


New Applicable Accounting Pronouncements:

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 as amended is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

     Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of this new standard on January 1, 2001 to affect its financial statements or results of operations.

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. The guidance in SAB 101, as amended by SAB 101B, is required to be followed starting with the fourth quarter of the current fiscal year. Management does not believe that the guidance contained in SAB 101 will have a material effect on the Company's results of operations.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB Opinion No. 25 for (a) the definition of employee for the purpose of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. Management believes that the application of FIN 44 will not have a material effect on the Company's financial position or results of operations.



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

     SPOP assumed the litigation in connection with the Merger and in April, 2000, reached a settlement and release with Global. Under the terms of the settlement and release, SPOP will pay Global a total cash consideration of

$145,000, payable $25,000 upon execution of the agreement by Global plus twelve equal monthly payments of $10,000, and issue 400,000 shares of SPOP stock, valued at $400,000. In addition, SPOP will issue options to purchase 125,000 shares at $2.25 per share at an option term yet to be determined. As of September 30, 2000 the shares had been issued, $75,000 of the cash consideration has been paid, and the Company was in negotiation to come to an agreement over the term of the options to be issued. Management believes that the terms of this settlement will not have a significant effect upon the Company's financial position, results of operations or cash flows.


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



Date: November 8, 2000                  SPECTRUM ORGANIC PRODUCTS, INC.



                                        By:  /s/ Robert B. Fowles
                                             -----------------------------------
                                                 Robert B. Fowles
                                                 Chief Financial Officer