Form 10KSB
period 2000-12-31
SPECTRUM ORGANIC PRODUCTS INC
filed 2001-04-02
CIK 1034992

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to________________

Commission File No. 333-22997

                         Spectrum Organic Products, Inc.
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         California                                             94-3076294
 ------------------------------                            --------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

           133 Copeland Street
          Petaluma, California                                      94952
 --------------------------------------                           --------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number: (707) 778-8900

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                         Without Par Value Common Stock
                                 --------------
                                (Title of Class)

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

As of March 26, 2001, 45,125,754 shares of the Registrant's common stock were outstanding. As of March 26, 2001, the market value of the Registrant's no par value common stock, excluding shares held by affiliates, was $2,359,800 based upon a closing bid price of $.375 per share of common stock on the NASDAQ OTC Bulletin Board System.

Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or by amendment to
this Form 10-KSB.   ([  ])


The Registrant's net sales for its year ended December 31, 2000 were $43,091,600.

The following documents are incorporated by reference into Part III, Items 9 through 12 hereof: None

                                     PART I

ITEM 1. DESCRIPTION OF THE BUSINESS
- -----------------------------------

Introduction

This Form 10-KSB of Spectrum Organic Products, Inc., ("SPOP", the "Company" or the "Registrant") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially.

SPOP is a vertically integrated company focused on three revenue producing areas: Food, Nutritional Supplements, and Industrial Ingredients. The Company was the result of the October 1999 merger of Spectrum Naturals, Inc. ("SNI"), Spectrum Commodities, Inc. ("SCI"), Organic Food Products, Inc. ("OFPI") and Organic Ingredients, Inc. ("OI").

On May 14, 1999, OFPI and SNI, and its affiliate, SCI, entered into a definitive agreement to merge the companies. In addition, OFPI entered into a definitive agreement to merge with OI. The combined transaction is herein defined as the "Merger". OFPI was the Registrant prior to the Merger. However, the Merger was accounted for as a reverse acquisition purchase with SNI as the accounting acquirer since former SNI shareholders now hold more than 70% of the common stock of the Company. Following the closing of the Merger on October 6, 1999, SNI, SCI and OI ceased to exist as separate legal entities, and the Company changed its name to Spectrum Organic Products, Inc. The Company sells its products through two sales organizations: Consumer Brands and Industrial Ingredients.

History

SNI was incorporated in 1980 to bring nutrition and quality into the vegetable oil category. In the beginning, natural oils were manufactured and distributed in bulk. Six years later the "Spectrum Naturals" brand was launched. Over time, SNI expanded its line to include condiments under the "Spectrum Naturals" brand and nutritional supplements under the "Spectrum Essentials" brand. The brands are positioned from the organic sourcing of raw ingredients and the chemical free extraction of vegetable oils. SNI has been a leading innovator in the development and marketing of expeller-pressed and certified organic vegetable oils. The Company has also been a leading proponent of testing and verifying the absence of genetically modified organisms in its culinary oils. "Spectrum Spread", a healthy alternative to butter or margarine was introduced in 1993. SNI has produced and marketed certified organic vinegar since 1989, canola mayonnaise since 1987, and ten fat-free or low-fat salad dressings since 1996.

Expanding into the nutritional supplement product category, SNI participated in areas of nutritional research and product development, becoming the first company to market organic flax oil in the United States. SNI also implemented the proprietary technologies trademarked as SpectraVac and LOCET. SpectraVac, created in 1989, is an organic method of fresh oil extraction without the use of chemicals, that eliminates the impact of oxygen, light and heat. The result is a true cold pressed nutritionally rich product. LOCET (or low oil content extraction technology), brought on line in 2000, enables the Company to extract oil from rare oil bearing nutraceuticals such as saw palmetto, evening primrose and DHA from algae. LOCET employs conventional and certified organic benign extraction methods to concentrate the lipid healing compounds in these increasingly popular nutritional supplements.

In 1995, SNI formed Spectrum Commodities to serve other natural food manufacturers with similar bulk ingredient needs. SCI's mission was to improve the integrity of ingredients used in food manufacturing. SCI offered expeller pressed oils in place of those made with petroleum solvents. Organic and non-GMO oils are often preferred over their conventional counterparts. SCI also secured exclusive distribution rights to new products such as organic palm and coconut oils. SCI has a distribution network with railcar pumping stations and warehouses on both coasts. SCI provides industrial quantities of organic and expeller pressed culinary and nutritional oils and organic vinegar to manufacturers, co-packers, private label and food service accounts, both domestically and for export. Following the Merger, SCI became part of SPOP's Industrial Ingredients sales organization.

OFPI (formerly the Registrant and traded under the stock symbol "OFPI") was incorporated in 1987 as S&D Foods, Inc., and changed its name to Garden Valley Naturals in 1995. Doing business as Garden Valley Naturals from 1987 to 1996, OFPI manufactured and marketed pesticide-free, organic and all natural pasta sauces, salsas and condiments under the brand names "Garden Valley Naturals", "Garden Valley Organic", "Millina's Finest" and "Parrot." It began marketing its Parrot line of salsas in 1987, its Garden Valley Naturals line of condiments in 1991 and its Garden Valley Naturals line of pasta sauces and salsas in 1984. In June 1996, Garden Valley Naturals merged with Organic Foods Products, Inc., which also marketed a line of organic food products, including pasta sauces, salsas and canned tomatoes, together with dry cut pastas and organic children's meals. Following that merger, the surviving entity operated under the name Organic Food Products, Inc.

OI, operating under the name "Organic Ingredients, Inc.", is a supplier of industrial organic ingredients, including fruit/vegetable juices, fruit/vegetable juice concentrates, fruit/vegetable purees, individually quick-frozen or "IQF" frozen fruits and vegetables and apple cider vinegar. In addition, OI has private label programs and packs products for retail chains. OI sources its raw materials from the Western states of the United States as well as Mexico, Canada, Costa Rica, Chile, Brazil, Peru, Argentina, Turkey, Denmark and Italy. OI, formed in July of 1996 as a limited liability company, was converted to a corporation in January of 1998 and, combined with SCI, make up SPOP's Industrial Ingredients sales organization.

Following the Merger, the Company, through its Consumer Brands and Industrial Ingredients selling organizations offers its products here in the U.S. as well as internationally to natural and mainstream retailers and manufacturers. Retail products are sold in, but not limited to, stores such as Safeway, A&P, Trader Joe's, Whole Foods, Raley's and Wild Oats.


CONSUMER BRANDS PRODUCT LINES

The Company introduces and discontinues products on a regular basis, consistent with customary practices of other firms in the processed food industry. The Company's current product lines, which include organic and Orthodox Union Certified products, include the following:

Nutritional Supplements

SPOP markets thirteen essential fatty acid supplements under the Spectrum Essentials brand. The supplements come in liquid, capsule and powder form. The essential fatty acid supplement oils include Borage, Evening Primrose, Flax, Hemp, Norwegian Fish and Wheat Germ oils in various mixtures and flavors. The Essentials brand also includes a fiber supplement for colon care.

Culinary Oils

SPOP carries non-GMO refined, unrefined, blended and organic cooking oils under the Spectrum Naturals brand. The nine refined cooking oils include Almond, Apricot, Avocado, Canola, Coconut, High Oleic Safflower, Sesame, Super Canola and Walnut. There are six unrefined cooking oils: Corn, High Oleic Safflower, Extra Virgin Olive, Peanut, Sesame and Toasted Sesame. The organic category has eleven types of cooking oils: Canola Semi-Refined, Coconut, Extra Virgin Olive Unrefined, Olive International Collection (California), Olive International Collection (Italy), Olive International Collection (Greek), Safflower Semi-Refined, Sesame Unrefined, Toasted Sesame Unrefined, High Oleic Sunflower Semi-Refined and Soy Semi-Refined.

Condiments

The Company also markets condiments under the Spectrum Naturals brand name. There is both a light and a regular canola mayonnaise from expeller pressed canola oil. The Company introduced the first organic mayonnaise during 2000. SPOP also markets a vinegar line that is third party certified organic which includes: filtered apple cider, unfiltered apple cider, brown rice, seasoned brown rice, red wine, white wine and balsamic. There is also non-organic balsamic vinegar from Modina, Italy. SPOP markets two types of spreads: Spectrum Naturals Canola Spread, and Essential Omega Spread made with organic flax and soy oils. SPOP also introduced the first organic margarine during 2000. There is also an organic salad dressing line. In the fat-free category there are four dressings: Creamy Dill and Creamy Garlic, which contain dairy-based products, and Garlic and Onion and Toasted Sesame, which do not. In the low fat category there are six dressings: Bleu Cheese, Honey Dijon, Mango Madness, and Roasted Pepper which contain dairy products, and Southwestern Caesar and Zesty Italian, which do not. SPOP's dressing line also includes Omega-3 vinaigrettes, which are full fat and made with organic flax and soy oil. The Omega-3 vinaigrettes come in three flavors: Ginger Garlic, Raspberry and Balsamic.

Cooking Spray

There are two cooking sprays that could be compared to their mass-market counterpart "Pam." The Spectrum Super Canola Skillet Spray is made from high oleic canola oil. The second spray, Spectrum Organic Skillet Spray, is made from a blend of organic extra virgin olive oil and organic canola oil. Both skillet sprays are low fat cooking products.

Shortening

SPOP markets a non-hydrogenated organic palm shortening that is used for any type of cooking application where butter, margarine or shortening is used. The Spectrum Naturals shortening is a healthy alternative to hydrogenated shortening and partially hydrogenated oils.

Organic Pasta Sauces and Pastas

SPOP markets 20 organic pasta sauces under the Garden Valley Organic and Millina's Finest brand names. The pasta sauces are all natural and most are fat-free. Varieties include Garden Vegetable, Sun-dried Tomato, Roasted Garlic Tomato, Tomato Mushroom, Sweet Pepper and Onions, Hot and Spicy, Smoked Garlic and Zesty Basil.

The gourmet pasta sauce, Frutti Di Bosco, is another brand SPOP markets. This sauce is made in small batches, which intensifies flavors. It is made with the finest handpicked tomatoes, wild harvested mushrooms and 100% whole diced tomatoes - no added water or tomato paste. The product is third party certified organic. Frutti Di Bosco or "Fruit of the Woods", comes in four flavors:
Puttenesca, Marinara with Garlic and Basil, Wild Chanterelle and
Truffle-Porcini.

SPOP also markets canned tomatoes and dry organic pastas including spaghetti, linguini, fettuccine, angel hair, rotini, penne and bowties.

Organic Salsas

SPOP markets a line of six organic salsas under the Parrot brand name. Varieties include chunky, black bean, tomatillo, roasted garlic, and roasted chipotle as well as an enchilada sauce.

Children's Meals

SPOP offers five canned organic children's meals under the label Grandma Millina's Kitchen Kids' Meals. The product line includes: pasta rings in tomato sauce, pasta rings in tomato cheese sauce, letters and numbers in tomato sauce, pasta rings and veggie franks, and beans with veggie franks.

IQF Whole Frozen Fruits and Vegetables

There are seven IQF whole frozen fruits offered by the Company: raspberries, strawberries, peaches, mango, papaya, blueberries and pineapple. IQF whole vegetables include peas and corn.

INDUSTRIAL INGREDIENT PRODUCT LINES

The Company offers a wide variety of certified organic industrial product lines, which include the following categories and products:

Citrus Products

Included in this product line are single strength juices, concentrates, and citrus by-products including oils, pulps and essences. All citrus products are made from orange, lemon, grapefruit, lime and tangerine fruits.

Fruit Juices and Juice Concentrates

This product line includes apple, pineapple, orange, lemon, lime grapefruit, blackberry, cranberry, pear, peach, raspberry, strawberry and white grape juices and concentrates.

Fruit Puree and Concentrates

This product line includes various fruits in puree and concentrate form. Among these are apple, apricot, blackberry, kiwifruit, mango, nectarine, peach, pear, strawberry and raspberry.

Vegetable Juices and Concentrates

This product line includes beet, bell pepper, carrot, celery, lettuce, parsley, spinach, watercress, tomato, cabbage, cucumber, broccoli, garlic and cauliflower.

Vegetable Purees

The Company also markets vegetable purees, including butternut squash, cabbage, carrot, celery, eggplant, garlic, onion and spinach. These purees can be used in various products, the most popular being baby food.

Essences

The Company also offers apples, blackberries, peaches, raspberries and strawberries in their essence forms.

Fresh Bulk Fruit

This product line includes fresh apricots (including machine-pitted apricots), apples, blackberries, grapes, pears, kiwifruit, peaches, raspberries, strawberries, nectarines and limes.

Fresh Bulk Vegetables and Prepared Vegetables

Included in this product line are beets, bell peppers, carrots, celery, lettuce, parsley, spinach, butternut squash, watercress, garlic, tomato paste and diced tomatoes.

The Industrial Ingredients sales organization also offers private label programs for organic food retailers. These programs include frozen juice concentrates, bottled single-strength juices, applesauce and apple-blended sauces, various fruit juices and IQF fruits and vegetables. In addition, the organization provides numerous national brands and retailers with canned tomatoes, pasta sauces, salsas and culinary and nutritional oils. Each of these products can be packaged in a variety of sizes and styles.


Sales and Distribution

SPOP sells its products primarily through distributors, independent commissioned food brokers and specialty food brokers to natural food and specialty food stores, club stores, retail chains and independent grocery stores. Currently SPOP products are offered in over 6,000 health food stores nationwide and 2,000 grocery stores located throughout the U.S. and in the Far East, Canada, and Europe. In order to increase its distribution and sales, SPOP offers special promotional pricing and occasionally may pay "slotting fees," which are payments made by food processors and distributors to retail stores in order to acquire retail shelf space for their food products. Such fees have not been significant to date.

In 2000, United Natural Foods, Inc. accounted for approximately 29% of the Company's net sales. In 1999, United Natural Foods, Inc. accounted for approximately 19% of net sales. The loss of this customer would have a material adverse effect on SPOP's operations. Generally, this customer's percentage of total revenues increased in 2000 compared to 1999 due to the additional revenues from the companies combined with the Merger.

The Industrial Ingredients sales organization historically has sold all of its products to food manufacturers worldwide. From time to time, OI has utilized the services of food brokers. OI currently sells to major food manufacturers worldwide. These manufacturers include companies such as Gerber, H.J. Heinz, J.M. Smucker Company, Horizon Organic Dairy, Vita Mills, Mountain Sun, Wild Oats, Cascadian Farms, Muir Glen, Kirin, Mitsui, Mitsubishi, etc.

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

Marketing and New Product Development

SPOP's product marketing emphasizes organic, all natural and generally low fat content, except healthy fat cooking oils and condiments, as a healthful and tasty alternative to similar traditional food products. Each brand is targeted toward specific consumer segments with appropriate products, flavor variations, images and messages. SPOP promotes all its brands to natural food and health food stores and the specialty or gourmet departments of grocery stores. SPOP also promotes a pricing strategy in which its organic food products are offered at prices only slightly higher than their non-organic counterparts through strategic everyday value pricing programs with key retailers.

The Company primarily uses outside resources in developing its new products. Research and development expenses for 2000 and 1999 were $99,800 and $215,200, respectively.

Manufacturing Facilities and Suppliers

SPOP manufactures and bottles the Spectrum Essentials product line and bottles the Company's culinary oils in a leased facility located at 133 Copeland Street, Petaluma, California. The Company's corporate headquarters is a leased facility located at 1304 South Point Boulevard, Suite 280, Petaluma, which contains the sales, marketing and executive offices. The Company's finance, human resource, administration, and operations personnel are housed in the Copeland Street facility. The Industrial Ingredients sales organization of SPOP is headquartered in Aptos, California. The research and development center is located in a separate leased facility in Aptos.

Production of the Company's pasta sauces and salsas at the leased Morgan Hill production facility ceased in July 2000, and was transferred to a third-party co-packer. The facility remains under lease while the Company completes the removal of its equipment and returns the facility to its condition on the date it was leased. Management is cooperating with the owner of the facility to secure new tenants and anticipates completely vacating the facility by June 30, 2001.

SPOP also uses co-packers to process and package its vinegars, condiments, dressings, Kids' Meals, mayonnaise, shortening, pastas, spreads, and encapsulated products. In July 2000, SPOP consolidated its warehousing and distribution of all branded consumer products at a third party facility in Tracy, CA. Warehousing and distribution of industrial oils continues to be handled at the Copeland Street facility.

The Company's industrial products are produced in co-pack arrangements under a contract with the processor or under a fee arrangement for one-time production runs, depending on the product, commodity, and market conditions. The Company's primary manufacturer of branded products represented approximately 9% of the cost of goods sold in 2000 and 10% in 1999. While a change in manufacturers could cause a delay in production and a possible loss of sales, the Company believes other manufacturers are available who could provide processing at similar prices and terms.

While many raw materials are available from a number of sources, SPOP currently purchases its organic and conventional products from two primary suppliers and has written agreements covering a majority of its anticipated purchases. The Company had one vendor that supplied approximately 9% of SPOP's raw material purchases in 2000 and 15% in 1999. Generally, this vendor's percentage of raw material purchases decreased in 2000 compared to 1999 due to the additional raw material purchases for the Companies combined in the Merger. The Company believes that other suppliers are available who could provide products at similar prices and terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which could adversely affect operating results.

Competition

The natural food and health food industries in general and the pasta sauce, salsa, condiment, culinary oil, supplement and fruit juice businesses in particular, are highly competitive, and there are numerous multinational, regional and local firms that currently compete, or are capable of competing, with SPOP. In the non-organic pasta sauce market, the Company's competitors include The Campbell's Soup Company, through its Prego brand, Unilever Canada Limited, through its Ragu brand, Borden, Inc., through its Classico brand, and Newman's Own. In the non-organic salsa market, the Company faces competition from Campbell's Soup's Pace brand, the Old El Paso brand of International Home Foods, Inc. and the La Victoria brand of products of Authentic Specialty Foods. Competitors in the non-organic condiments market include H.J. Heinz Company, Reckitt & Colman Inc., which markets French's mustard, and International Home Foods, which markets Gulden's mustard as well as Best Foods Mayonnaise. SPOP competes with numerous brands in the non-organic mainstream food category. Some of those competitors are Puritan and Wesson. In the natural foods category SPOP's principal competitor is Hain Pure Foods. The Company competes with national cut pasta manufacturers such as Borden, through its Ravarino & Freschi brand, and New World Pasta Company, which sells pasta under the American Beauty and Ronzoni brands.

In the organic market SPOP also competes with DeBoles, which markets a line of pastas. In organic pasta sauce, SPOP's competitors include Muir Glen, Amy's Kitchen and Enricos. In the organic salsa market, SPOP's competitors include Simply Natural, Muir Glen and Enrico. The Company faces competition in the natural food condiment market from Eden, Canoleo, Nasoya, Annie's, and Braggs. In the organic culinary oil category, competitors include Colavita, Hain and Dal Raccolto. The nutritional supplement category's competitors include Health From The Sun and Barleans.

Competitive factors in the specialty foods industry include price, quality, brand image and flavor. SPOP positions its product lines to be slightly more expensive than their non-organic food counterparts but consistent with prices charged by other organic food marketers. Management believes its products compete favorably against other organic foods with respect to quality and flavor.

Trade Names and Trademarks

The Company has federal registration for its Millina's Finest, Parrot Brand, Spectrum Naturals, Spectrum Essentials, Spectrum Spread and Veg Omega-3 trademarks. There can be no assurance that any trademark or trade name registrations will not be copied or challenged by others.

Government Regulation

The Company is subject to various federal, state and local regulations relating to cleanliness, maintenance of food production equipment, food storage and food handling, and the Company is subject to unannounced on-site inspections of its manufacturing facilities. As a manufacturer and distributor of foods, the Company is subject to regulation by the U.S. Food and Drug Administration ("FDA"), state food and health boards and local health boards in connection with the manufacture, handling, storage, transportation, labeling and processing of food products. In order to offer organic food products, the Company is also subject to inspection and regulation by third party certification agencies. Regulations in new markets and future changes in the regulations may adversely impact the Company by raising the cost to manufacture and deliver the Company's products and/or by affecting the perceived healthfulness of the Company's products. A failure to comply with one or more regulatory requirements could interrupt the Company's operations and result in a variety of sanctions, including fines and the withdrawal of the Company's products from store shelves. The Company holds all material licenses and permits required to conduct its operations.

The Company is also subject to federal and state laws establishing minimum wages and regulating overtime and working conditions.

Employees

As of March 26, 2001, SPOP had 75 full-time employees including its executive officers, sales and marketing, accounting, food production, research and development, warehousing, and administrative personnel. SPOP's employees are not covered by a collective bargaining agreement and the Company considers its employee relations to be satisfactory.



ITEM 2. DESCRIPTION OF PROPERTY
- -------------------------------

The Company leases two facilities in Petaluma, California to house manufacturing, warehousing, administrative offices and the corporate headquarters. The Petaluma facilities occupy a total of 47,300 square feet at a monthly rate of $27,800. The Company also leases 1,600 square feet at a cost of $2,900 per month in Aptos, California to house the Organic Ingredients Division headquarters. An additional 1,600 square foot space in Aptos is leased at a monthly cost of $1,600 to house the Company's research and development center.

The Company continues to lease approximately 24,000 square feet for a manufacturing and warehouse facility in Morgan Hill, California from a non-affiliate on a seven-year lease expiring April 30, 2003, at a current monthly rental of $7,100 subject to future rental escalations of 3% per year. Effective July 21, 2000, the Company ceased manufacturing operations at Morgan Hill. The facility is currently serving as storage space while the Company removes the remainder of its equipment and restores the space to its condition at the time it was leased. Management is cooperating with the landlord to secure new tenants for this facility at current market rates in exchange for early termination of the lease without penalty. Management expects to vacate the facility and be released from its obligations under the lease prior to June 30, 2001.

Management believes that these facilities, excluding the Morgan Hill site, are suitable and adequate for the Company's needs.


ITEM 3. LEGAL PROCEEDINGS
- -------------------------

In November 1998, Global Natural Brands, Ltd.("Global") and its four principals filed a lawsuit against OFPI (the former Registrant) and its four principals, alleging unpaid wages and seeking money damages and injunctive relief. Global had provided managerial services to OFPI from April 1998 to October 1998, when OFPI terminated its services. In January 1999, Global amended its complaint by including securities fraud claims, among other causes of action.

In May 1999, OFPI and its principals cross-complained against Global and its principals, seeking damage for breach of contract, breach of fiduciary duty, fraud, negligence and a declaratory relief for indemnity and contribution, plus punitive damages.

SPOP assumed the litigation in connection with the Merger and reached a settlement and release with Global in April 2000, and the case has been dismissed. Under the terms of the settlement and release, SPOP will pay Global a total cash consideration of $145,000, payable $25,000 upon execution of the agreement by Global plus twelve equal monthly payments of $10,000, and the issuance of 400,000 shares of SPOP stock, which were valued at the closing market price of SPOP stock on the date of settlement. In addition, SPOP will issue to Global options to purchase 225,000 common shares at $2.25 per share over an option term that expires on October 31, 2002. As of December 31, 2000, $40,000 of the cash consideration remains to be paid. The options have not been issued due to ongoing discussions with Global concerning language to be included in the stock option agreement regarding any potential subsequent sale or merger of the Company. In anticipation of issuing the options, the Company has accrued the estimated fair value of $27,400 at December 31, 2000.

The issuance of shares and the adjustment of the liability for the cash consideration were recorded in the year ended December 31, 2000 as a net charge to Goodwill of $187,600, since the litigation preceded the Merger.

In February 1998, OFPI acquired the natural fruit juice and water bottling operations of Sunny Farms Corporation for cash and common stock. A portion of the common stock consideration was held in escrow, contingent upon earn-out factors for the year following the acquisition. Sunny Farms sought voluntary relief pursuant to chapter 7 of the U.S. Bankruptcy Code in November 1998. A Trustee was duly appointed shortly thereafter to protect the chapter 7 estate of Sunny Farms. In October 2000, attorneys for the Trustee filed a complaint against the Company in the U.S. Bankruptcy Court for the Northern District of California, challenging the Company's earn-out calculations and requesting that a portion of the common stock held in escrow be released.

An estimated accrual of $100,000 for common shares to be released is included in accrued expenses at December 31, 2000, which represents Management's best estimate of the outcome. The shares have not been released, however, due to a dispute with the Trustee regarding the earn-out calculations. Management is currently in negotiation with the Trustee and believes that the outcome will not have a material effect upon the Company's financial position, results of operations or cash flows upon settlement.

In October 2000, the Company was notified by counsel for GFA Brands, Inc. that nutritional claims pertaining to Spectrum Naturals Organic Margarine were infringing upon two patents issued in the United States that pertain to particular fat compositions suitable for human ingestion. The patent holder exclusively licensed each of these patents to GFA Brands. Management believes that its product does not infringe upon either patent, and further, that the patents are unenforceable in any case. Management has engaged legal counsel that specialize in this area and received an opinion letter in February 2001 confirming that, in the opinion of counsel, the manufacture or sale of Spectrum Naturals Organic Margarine does not infringe upon the GFA patents, either literally or under the doctrine of equivalents. Management believes it has meritorious defenses, therefore, no provision for loss has been recorded at December 31, 2000. Management intends to continue to vigorously defend its position, and believes that the final outcome will not have a significant effect upon the Company's financial position, results of operations or cash flows.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -----------------------------------------------------------

None

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
- ----------------------------------------------------------------

The Company's common stock was traded on the NASDAQ Small Cap Market under the symbol "OFPI" from August 1997 to May 26, 1999. Thereafter it traded on the NASDAQ OTC Bulletin Board System, and still does under the new symbol "SPOP."

The following table sets forth the range of high and low closing prices of the Company's common stock as reported by NASDAQ but does not include retail markup, markdown or commissions.

                                                            Price
                                                        -------------
By Quarter Ended:                                       High      Low
- -----------------                                       ----      ---

March 31, 1999 ......................................  $1.69     $0.56
June 30, 1999 .......................................   1.50      0.53
September 30,1999 ...................................   1.06      0.63
December 31, 1999 ...................................   1.00      0.38
March 31, 2000 ......................................   1.00      0.28
June 30, 2000 .......................................   0.88      0.30
September 30, 2000 ..................................   0.75      0.31
December 31, 2000 ...................................   0.63      0.28
March 31, 2001.......................................   0.50      0.25

As of March 15, 2001, the Company had approximately 725 record and beneficial stockholders.

Dividend Policy

The Company has not in the past nor does it intend to pay cash dividends on its common stock in the near future. The Company intends to retain earnings, if any, for use in the operation and expansion of its business. The amount of future dividends, if any, will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements and other conditions.

In connection with OFPI's February, 1998 acquisition of Sunny Farms (see Legal Proceedings), the company is obligated to pay a 6% "coupon rate" on the portion of the purchase price that was paid for in common stock. Amounts earned through December 31, 2000 cannot be precisely determined until the dispute over the earn-out calculations is settled. Management has the option of paying the coupon rate earned in cash or additional shares of common stock valued at the average closing price as quoted for the five trading days immediately prior to August 11, 1998.

Shares Issued During the Year

During the year ended December 31, 2000, the Company issued unregistered no par value restricted shares of its common stock as follows for the reasons indicated:
                                                                        Page 10

                                                           Date          Shares
                                                          Issued         Issued
                                                          ------         ------
Shares issued to Global Natural Brands, Ltd.
in connection with the settlement of litigation
(see Legal Proceedings)                                 April 2000       400,000

Original common stock purchase warrants exercised
by the note holders under the private placement
completed in October 1999                               Various          159,300

Default common stock purchase warrants exercised
by the note holders under the private placement
completed in October 1999                               Various           22,300
                                                                         -------
Total Unregistered Restricted Common Shares Issued                       581,600
                                                                         =======

The Shares were issued under Regulation D of the Securities Act of 1933 (the "Act"), with resale of such shares permitted only pursuant to Rule 144 of the Act. All certificates representing the unregistered shares were endorsed with restrictive legends identifying them as unregistered under the Act.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- --------------------------------------------------------------------------------
OF OPERATIONS
- -------------

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

As a result of the Merger, SNI stockholders received 4,669.53 shares of OFPI stock in exchange for each share of SNI stock previously held, for a total of 32,336,495 shares representing approximately 73.8% of the outstanding common stock after the Merger. OI stockholders received 39.5 shares of OFPI stock in exchange for each share of OI stock previously held, for a total of 3,950,000 shares representing approximately 9.0% of the outstanding common stock after the Merger. Existing OFPI stockholders held 7,275,665 of the outstanding shares, or approximately 17.2% of the common stock outstanding after the Merger. Since a controlling interest in the combined company is held by former SNI stockholders after the Merger, the transaction was accounted for as a reverse acquisition, with SNI as accounting acquirer and OFPI and OI as accounting acquirees. Accordingly, operating results for fiscal year 1999 reflect SNI and SCI only from January 1, 1999 through October 5, 1999 and the newly merged entity from October 6, 1999 through December 31, 1999.

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


Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenues

SPOP's net sales for the year ended December 31, 2000 ("2000") were $43,091,600 compared to $29,619,600 for the year ended December 31, 1999 ("1999"), an increase of $13,472,000, or 45.5% compared to a 33.5% increase in 1999. The increase in sales in 2000 primarily reflects the revenues of the newly acquired product lines of OFPI and OI. Excluding those revenues, SNI's comparable sales in 2000 increased 6% from 1999 reflecting growth in nutritional supplements, which grew 31% from the prior year, mayonnaise, salad dressing and Spectrum Spread. These increases were partially offset by declines in institutional and ingredient oil sales.


During 2000, net sales by source were as follows:

     Consumer Brands - Culinary Products                 $ 18,263,400
     Consumer Brands - Nutritional Supplements              7,347,200
     Industrial Ingredients                                15,066,800
     Private Label                                          2,414,200
                                                         ------------
                                                         $ 43,091,600
                                                         ============


Foreign sales comprised 10% of the Company's net sales during 2000. The largest foreign markets were Canada and Japan, which comprised 8% and 1%, respectively, of net sales in 2000.

Cost of Goods Sold

SPOP's cost of goods sold for 2000 was $31,819,400 or 73.8% of net sales, versus $20,960,000 or 70.8% of sales for 1999. The increase in cost-of-goods sold as a percentage of sales was due primarily to the increased proportion of lower-margin ingredient sales and higher fixed manufacturing costs at the Morgan Hill facility for products acquired from OFPI.

Management has recently implemented organizational changes to reduce manufacturing costs associated with certain OFPI products acquired under the Merger. On July 21, 2000, SPOP ceased manufacturing the pasta sauce and salsa product lines at its leased Morgan Hill, California facility. The products are now produced by a third-party co-packer, which has enabled the Company to cease production at the Morgan Hill facility. Included in cost of sales for the twelve month period ended December 31, 2000 was $53,100 for severance and shutdown costs associated with closing the facility. As of December 31, 2000, the facility was still under lease while the Company completes the removal of its equipment and returns the facility to its condition on the date it was leased. Management is cooperating with the owner of the facility to secure new tenants at current market rates in exchange for early termination of the lease without penalty, and anticipates vacating the facility completely by June 2001. As a result of these changes, Management believes that operations will become more efficient and per unit production costs will decrease further during fiscal year 2001, generating reductions in cost of goods sold as a percent of sales.

Sales and Marketing Expenses

SPOP's sales and marketing expenses for 2000 were $6,455,900, or 15.0% of net sales, versus $4,376,800 or 14.8% of net sales for 1999. The increase in sales and marketing expenses as a percentage of net sales reflected the increase in personnel required to build a sales organization capable of supporting the larger organization after the Merger.

General and Administrative Expenses

SPOP's general and administrative expenses for 2000 were $4,157,900, or 9.7% of net sales, versus $3,303,000 or 11.2% of net sales for 1999. The decrease in 2000 as a percentage of net sales reflected increased efficiencies and economies of scale associated with the larger organization and higher sales base. The incease in general and administrative expenses from 1999 to 2000 of $854,900 was primarily the result of a full year of the consolidated operations of the combined Company during 2000 versus only three months in 1999.

Loss on Disposal of Property and Equipment

Included in operating expenses for the year ended December 31, 2000 was $436,500 of expenses associated with the Morgan Hill plant closure (see Note 2). Of that amount, $250,000 represented non-cash losses on the sale of the surplus bottling line formerly used for the Company's tomato-based culinary products and $138,400 represented non-cash writedowns recorded as a result of the abandonment of leasehold improvements at the leased Morgan Hill facility. The remaining $48,100 represented leasehold and other expenses associated with closing the facility.

Amortization of Goodwill

The Company recorded goodwill of $10,848,200 in connection with the Merger. Amortization expense for the twelve months ended December 31, 2000 was $909,600, based on a twelve-year amortization schedule, versus $217,600 of amortization expense for the period October 6, 1999 to December 31, 1999.

Net Interest Expense

SPOP's interest expense for 2000 was $1,381,500 versus $749,300 for 1999. The increase in interest expense resulted primarily from interest associated with the default under the private placement notes (see Note 10). Since the notes were not repaid by March 31, 2000, the accrued interest through March 31 of $20,000 was added to the principal, the interest rate increased from 10% to 15%, and an additional 240,000 common stock warrants to purchase SPOP stock at $.01 per share were granted. The resulting $118,700 value of the warrants was included in interest expense for the year ended December 31, 2000. Also included in interest expense for that period is $47,300 of interest paid to the private placement note holders at the default interest rate of 15% for the period
April 1, through December 31, 2000. (See Liquidity and Capital Resources).

Further contributing to the increased interest expense in 2000 was higher utilization of the revolving credit line. The additional borrowing was used to increase inventory to meet minimum service levels, pay past due vendors at OFPI and fund certain Merger costs.

Gain (Loss) on Disposal of Trademarks and Labels

During 2000, the Company realized a $50,000 gain on the sale of the Sunny Farms and Pacific Rim trademarks. During 1999, the Company determined that certain labels had become obsolete due to label revisions. Accordingly, the Company wrote-off label development costs, net of accumulated amortization, of $95,000.

Deferred Tax Assets

Since the Company could not determine that it was more likely than not that the deferred tax assets would be realized, a 100% valuation allowance has been recorded against the deferred tax assets for all periods presented.

Liquidity and Capital Resources

The Company's bank overdraft at the end of 2000 was $539,000 compared to $229,300 in 1999. During 2000, the Company generated $526,700 in cash from operating activities, compared to using $171,900 in cash in 1999. The additional cash provided resulted primarily from collections on accounts receivable during 2000 and the non-recurrence of the substantial inventory buildup during 1999. Cash used in investing activities was $147,700 in 2000 compared to $1,529,700 in 1999, reflecting the sale of surplus bottling equipment during 2000 and higher purchases of fixed assets and Merger transaction costs in 1999. Cash used in financing activities was $379,200 in 2000 compared to cash provided of $1,702,200 in 1999. The increase in funds used from financing primarily reflected higher payments against notes payable during 2000, and lower proceeds from long-term debt.

In connection with the Merger, the Company paid down the existing debt and lines of credit of SNI, OFPI and OI with a new loan facility totaling $11,717,000 with Wells Fargo Business Credit ("WFBC"). The new facility, consisting of term debt and a revolving line of credit, is secured by substantially all assets of the Company, and bears interest at prime plus 1% to 1+1/4%. The balance of the initial proceeds was used for working capital purposes, to purchase raw materials and equipment, to pay certain Merger related commitments, and to provide marketing funds to introduce new products and to introduce existing products into new markets.

Advances under the new revolving line of credit are limited to a borrowing base consisting of certain accounts receivable and/or inventory. Included in the facility are two term notes of $1,067,000 and $150,000 requiring payment over 60 and 18 months, respectively, and a capital expenditure note of $276,100 to be repaid over 60 months beginning in August 2000. Due to operating losses following the Merger, the Company is in default of certain financial covenants that were based on financial projections made at the time the facility was put in place. As a result of the default, WFBC began assessing an additional 100 basis points to the interest rates charged for the revolving line of credit and the three term notes as of July 17, 2000. Management is currently in negotiations to reset the financial covenants to more accurately match the Company's financial condition and future projections.

Also in connection with the Merger, the Company completed a private placement of 16 Units to twelve individual investors in October 1999. Each Unit consisted of a $25,000 unsecured and subordinated promissory note bearing interest at 10%, plus warrants to purchase 10,000 shares of common stock at $.01 per share expiring at September 30, 2000. Net proceeds of approximately $370,000 were received, after offering expenses of approximately $30,000. As of April 1, 2000, the Company was in default on the repayment of the promissory notes. As a condition of the default the accrued interest through March 31, 2000 of $20,000 was added to the principal, the interest rate increased to 15% and the note holders were granted 2,500 additional warrants per unit for each month the principal remains unpaid, up to a maximum of six months. The warrants granted due to the default are also priced at $0.01 per share and expire on March 31, 2001. As of December 31, 2000 all of the initial 160,000 common stock purchase warrants had been exercised by the note holders, and 22,500 of the 240,000 default warrants issued had been exercised by the note holders.

In February 2001, the Company attempted to clear the default by offering the private placement note holders the option of converting their notes to equity at a discounted price to the market value of SPOP stock, or a three year payment schedule calling for interest only during 2001, with principal and interest thereafter, plus common stock purchase warrants, retroactive to October 1, 2000, equal to 10% of the outstanding principle, at the closing bid price of SPOP stock at each quarter-end until the note is retired. As of March 26, 2001, two note holders representing $52,500 of the outstanding principal had elected the conversion to equity, three note holders representing $65,600 of the outstanding principal had elected the payment schedule with common stock purchase warrants, and seven had not yet made a choice. For those note holders who select the converson to common stock, non-cash interest expense will be recorded for the beneficial pricing effect upon conversion. For those note holders who select the payment schedule with commmon stock purchase warrants, additional non-cash interest expense will be recorded for the value of the warrants.

The Company is highly leveraged and is currently seeking additional capital from various sources such as the sale of certain product lines and the issuance of common stock. During February 2001, the Company completed a three-year business plan to be included with a private placement for a new round of equity investment. Management believes that the proceeds from the new sources of capital, if obtained, coupled with anticipated cost savings in the area of manufacturing, should provide adequate funds to meet the Company's estimated cash requirements for the foreseeable future. There can be no assurances that all of the anticipated savings can be attained or that additional capital will be available on acceptable terms. However, the majority shareholder has indicated that he has the intent and ability to support the operations of the Company with additional funding for the next fiscal year, if needed.

The Company's future results of operations and the other forward-looking statements contained in this document, in particular the statements concerning plant efficiencies, capital spending, research and development, competition, marketing and manufacturing operations and other information provided herein involve a number of risks and uncertainties. In addition to the factors discussed above, other factors that could cause actual results to differ materially are general business conditions and the general economy; competitors' pricing and marketing efforts; availability of third-party materials at reasonable prices; risk of nonpayment of accounts receivable; risks of inventory obsolescence due to shifts in market demand; timing of product introductions; and litigation involving product liabilities and consumer issues.

New Applicable Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings' effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 as amended is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of this new standard on January 1, 2001 to affect its financial statements or results of operations.

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. The guidance in SAB 101, as amended by SAB 101B, is required to be followed starting with the fourth quarter of the current fiscal year. The Company has adopted the guidance contained in SAB 101, which has not had a material effect on the Company's financial position, results of operations or cash flows.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB Opinion No. 25, for (a) the definition of employee for the purpose of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company has complied with the application of FIN 44, which did not have a material effect on the Company's financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS
- ----------------------------


Spectrum Organic Products, Inc.



Financial Statements
Years Ended December 31, 2000 and 1999


Report of Independent Certified Public Accountants
Financial Statements:
     Balance Sheets
     Statements of Operations
     Statements of Stockholders' Equity
     Statements of Cash Flows
     Summary of Accounting Policies
     Notes to Financial Statements

================================================================================

Report of Independent Certified Public Accountants

To The Stockholders and Board of Directors of Spectrum Organic Products, Inc.

We have audited the accompanying balance sheets of Spectrum Organic Products, Inc. as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Organic Products, Inc. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



/s/  BDO Seidman, LLP
- -----------------------------
BDO Seidman, LLP
San Francisco, California

March 21, 2001


Spectrum Organic Products, Inc.


Balance Sheets

==============================================================================================================

As of December 31,                                                                     2000             1999
- --------------------------------------------------------------------------------------------------------------

Assets (Notes 8 and 10)

Current Assets:
   Cash                                                                           $        900    $      1,100
   Accounts receivable, net (Note 3)                                                 2,971,700       3,644,500
   Inventories, net (Note 4)                                                         6,676,400       6,585,800
   Income tax refunds receivable (Note 12)                                                --            31,100
   Prepaid expenses and other current assets                                            84,600         188,000
                                                                                  ------------    ------------
Total current assets                                                                 9,733,600      10,450,500

Property and equipment, net (Notes 2, 5 and 10)                                     3,254,900       4,048,500
                                                                                  ------------    ------------
Other Assets:
   Goodwill, net (Note 1)                                                            9,721,100      10,225,600
   Other intangible assets, net (Note 6)                                                67,700          94,500
   Other assets                                                                         64,100         155,000
                                                                                  ------------    ------------

Total Other Assets                                                                   9,852,900      10,475,100
                                                                                  ------------    ------------


Total Assets                                                                      $ 22,841,400    $ 24,974,100
                                                                                  ============    ============

Liabilities and Stockholders' Equity

Current Liabilities:
   Bank overdrafts                                                                $    539,000    $    229,300
   Lines of credit (Note 8)                                                          5,432,200       4,938,000
   Accounts payable, trade (Note 4)                                                  6,057,600       6,144,400
   Accrued expenses (Note 16)                                                          715,400       1,059,500
   Income taxes payable (Note 12)                                                         --            13,300
   Current maturities of notes payable, former stockholder (Note 9)                    375,000         381,200
   Current maturities of notes payable & capital lease obligations
       (Notes 10 and 15)                                                             1,312,900       1,622,400
   Current maturities of notes payable, stockholders (Note 11)                         110,800         288,600
                                                                                  ------------    ------------

   Total Current Liabilities                                                        14,542,900      14,676,700

   Notes payable, former stockholder, less current maturities (Note 9)                 961,400       1,305,900
   Notes payable & capital lease obligations, less current maturities (Note 10)        149,900         154,700
   Notes payable, stockholders, less current maturities (Note 11)                      337,200         423,400
                                                                                  ------------    ------------

Total Liabilities                                                                   15,991,400      16,560,700
                                                                                  ------------    ------------


Commitments and Contingencies (Notes 13 and 16)

Stockholders' Equity (Notes 1, 9, 14 and 15):
   Preferred stock, 5,000,000 shares authorized, no shares issued
      or outstanding                                                                      --              --
   Common stock, without par value, 60,000,000 shares authorized,
      44,495,828 and 43,914,186 issued and outstanding at
      December 31, 2000 and 1999                                                     8,616,200       8,296,000
   Additional  paid-in capital                                                         304,200         185,500
   Accumulated deficit                                                              (2,070,400)        (68,100)
                                                                                  ------------    ------------

Total Stockholders' Equity                                                           6,850,000       8,413,400
                                                                                  ------------    ------------

Total Liabilities And Stockholders' Equity                                        $ 22,841,400    $ 24,974,100
                                                                                  ============    ============

                 See accompanying summary of accounting policies and notes to financial statements.

                                                                                                       Page 18

Spectrum Organic Products, Inc.


Statements of Operations

================================================================================

For the years ended December 31,                       2000            1999
                                                   ------------    ------------

Gross Sales (Note 3)                               $ 45,582,400    $ 31,417,800

Discounts And Allowances                              2,490,800       1,798,200
                                                   ------------    ------------

Net Sales                                            43,091,600      29,619,600

Cost Of Goods Sold (Notes 2 and 4)                   31,819,400      20,960,000
                                                   ------------    ------------

Gross Profit                                         11,272,200       8,659,600
                                                   ------------    ------------

Operating Expenses:

Sales And Marketing                                   6,455,900       4,376,800

General And Administrative                            4,157,900       3,303,000

Loss On Disposal Of Property And Equipment (Note 2)     436,500            --

Amortization Of Goodwill (Note 1)                       909,600         217,600
                                                   ------------    ------------

Total Operating Expenses                             11,959,900       7,897,400
                                                   ------------    ------------

Income (Loss) From Operations                          (687,700)        762,200

Other Income (Expense):

Interest Expense, Net                                (1,381,500)       (749,300)
Gain (Loss) On Disposal Of Trademarks And
    Labels (Note 6)                                      50,000         (95,000)
Other Income                                             20,800          65,100
                                                   ------------    ------------

Total Other Expense, Net                             (1,310,700)       (779,200)
                                                   ------------    ------------
Loss Before Taxes                                    (1,998,400)        (17,000)

Provision For Income Tax Expense (Note 12)               (3,900)        (96,300)
                                                   ------------    ------------

Net Loss                                           $ (2,002,300)   $   (113,300)
                                                   ------------    ------------

Basic And Fully Diluted Loss Per Share (Note 14)   $       (.05)   $      (0.00)
                                                   ============    ============

Weighted Average Shares Outstanding                  44,234,378      35,095,155
                                                   ============    ============


                 See accompanying summary of accounting policies
                       and notes to financial statements.



Spectrum Organic Products, Inc.


Statements of Stockholders' Equity

For the years ended December 31, 1999 and 2000
=======================================================================================================================

                                                                                             Retained        Total
                                                                             Additional       Earnings    Stockholders'
                                                        Common Stock           Paid-In     (Accumulated      Equity
                                                     Shares        Amount      Capital        Deficit)      (Deficit)
- -----------------------------------------------------------------------------------------------------------------------


Balances, January 1, 1999                          32,336,495   $    95,500   $      --     $    45,200    $   140,700

Exchange of Spectrum Organic Products, Inc.
shares for all outstanding shares of Organic
Food Products, Inc. in connection with the
reverse acquisition (Note 1) including
252,576 shares issued to investment bankers         7,528,241     5,332,300          --            --        5,332,300

Exchange of Spectrum Organic Products, Inc.
shares for all outstanding shares of Organic
Ingredients Inc. in connection with the
reverse acquisition (Note 1) including 99,450
shares issued to investment bankers                 4,049,450     2,868,200          --            --        2,868,200

Exchange of Spectrum Organic Products, Inc.
stock options for Organic Food Products,
Inc. stock options in connection with the
reverse acquisition (Notes 1 and 14)                     --            --          75,000          --           75,000

Warrants issued in connection with a
private placement of unsecured subordinated
notes (Notes 10 and 15)                                  --            --         110,500          --          110,500

Net loss for the year                                    --            --            --        (113,300)      (113,300)
- ----------------------------------------------------------------------------------------------------------------------

Balances, December 31, 1999                        43,914,186   $ 8,296,000   $   185,500   $   (68,100)   $ 8,413,400


Restricted common shares issued to Global in
connection with the settlement of litigation
(Note 16)                                             400,000       318,800          --            --          318,800

Exercise of common stock purchase warrants
issued in connection with the private placement
notes (Notes 10 and 15)                               181,642         1,400          --            --            1,400

Warrants issued in connection with the private
placement notes (Notes 10 and 15)                        --            --         118,700          --          118,700

Net loss for the year                                    --            --            --      (2,002,300)    (2,002,300)
- ----------------------------------------------------------------------------------------------------------------------

Balances, December 31, 2000                        44,495,828   $ 8,616,200   $   304,200   $(2,070,400)   $ 6,850,000
======================================================================================================================


                     See accompanying summary of accounting policies and notes to financial statements.

                                                                                                              Page 20


Spectrum Organic Products, Inc.


Statements of Cash Flows

==========================================================================================================

For the years ended December 31,                                                      2000           1999
- ----------------------------------------------------------------------------------------------------------

Net Loss                                                                     $ (2,002,300)   $   (113,300)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in)
Operating Activities:
   Provision for allowances against receivables                                   143,000          44,300
   Provision for reserves for inventory obsolescence                              105,500          86,300
   Depreciation and amortization                                                  531,000         436,700
   Amortization of goodwill                                                       909,600         217,600
   Deferred income taxes                                                             --           (57,900)
   Loss on disposal of property and equipment                                     436,500            --
   (Gain) Loss on disposal of trademarks and labels                               (50,000)        102,900
   Imputed interest on notes payable                                               50,600          47,400
   Imputed interest on common stock warrants issued                               118,700            --
   Amortization of original issue discount on unsecured subordinated notes         55,200          55,200
   Professional fees paid via issuance of note payable                             75,000            --

Changes in Assets and Liabilities:
   Accounts receivable                                                            436,700        (679,000)
   Inventories                                                                   (195,000)     (1,641,300)
   Income tax refunds receivable                                                   31,100          58,900
   Prepaid expenses and other current assets                                      103,400         198,600
   Other assets                                                                    90,900         (36,900)
   Accounts payable                                                                24,000         816,500
   Accrued expenses                                                              (436,300)         11,100
   Income taxes payable                                                           (13,300)        (19,000)
                                                                             ------------    ------------

Net Cash Provided by (Used in) Operating Activities                               414,300        (171,900)
                                                                             ------------    ------------

Cash Flows From Investing Activities:
   Purchase of property and equipment                                            (363,300)     (1,026,400)
   Proceeds from sale of assets                                                   383,000            --
   Proceeds from sale of trademarks                                                50,000            --
   Cash acquired in reverse acquisition                                              --            90,900
   Merger and related transaction costs                                          (105,000)       (594,200)
                                                                             ------------    ------------

Net Cash Used in Investing Activities                                             (35,300)     (1,529,700)
                                                                             ------------    ------------

Cash Flows From Financing Activities:
   Increase in checks drawn against future deposits                               309,700          42,300
   Proceeds from lines of credit                                               44,317,300      21,879,700
   Proceeds from long-term debt                                                   276,100            --
   Repayment of lines of credit                                               (43,823,100)    (20,890,500)
   Repayment of notes payable, former stockholder                                (381,300)       (246,700)
   Repayment of notes payable to stockholders                                    (264,000)       (126,400)
   Proceeds of notes payable                                                         --         1,400,000
   Repayment of notes payable                                                    (754,300)       (304,500)
   Repayment of capitalized lease obligations                                     (61,000)        (51,700)
   Warrants exercised                                                               1,400            --
                                                                             ------------    ------------

Net Cash Provided by (Used in) Financing Activities                              (379,200)      1,702,200
                                                                             ------------    ------------

Net Increase (Decrease) In Cash                                                      (200)            600

Cash, beginning of the year                                                         1,100             500
                                                                             ------------    ------------

Cash, end of the year                                                        $        900    $      1,100
                                                                             ============    ============

Supplemental Disclosure of Cash Flow Information:
   Cash paid for income taxes                                                $     15,700    $    120,700
   Cash paid for interest                                                    $  1,031,500    $    786,700
                                                                             ============    ============

              See accompanying summary of accounting policies and notes to financial statements.
                                                                                                  Page 21

Spectrum Organic Products, Inc.

Summary of Accounting Policies

================================================================================

Business Combination and Basis of Presentation
- ----------------------------------------------

As a result of the reverse acquisition described in Note 1, the financial statements include the historical results of Spectrum Naturals, Inc. ("SNI"), the accounting acquirer, for the 1999 period prior to the Merger date of October 6, 1999. Results of operations after October 6, 1999 also include the newly acquired companies Organic Ingredients, Inc. ("OI") and Organic Food Products, Inc. ("OFPI"). Effective with the Merger, the newly combined entity changed its name to Spectrum Organic Products, Inc. Together, SNI prior to the Merger and the combined companies after the Merger are referred to as "the Company" or "SPOP".

Nature of Operations
- --------------------

The Company manufactures, packages, and sells nutritional supplements and organic and natural food products, including cooking and nutritional oils, condiments, dressings and spreads on a wholesale basis to distributors and grocery and club store chains throughout the United States, Canada, Europe and the Far East and to other manufacturers as industrial organic ingredients. Company headquarters and principal manufacturing facilities are located in Petaluma, California and warehousing operations for the Company's branded product lines have been consolidated at a third-party facility in Tracy, California. The Company's industrial ingredients sales organization and the research and development center are located in Aptos, California.

Business Segments
- -----------------

The Company does not presently manage its operations by business segment, and does not prepare internal financial statements by business segment for use by Management. Accordingly, the Company's results of operations and financial position have not been disaggregated and reported by business segment since the information is presently unavailable to the Company's chief operating decision maker.

Use of Estimates
- ----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates made by the Company are those concerning reserves against accounts receivable and inventory.

Stock-Based Compensation
- ------------------------

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. As permitted under SFAS No. 123, the Company has chosen to continue to account for employee stock- based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for employee stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Options granted to non-employees are recorded over the service period at the estimated fair value of the option granted. Pro forma disclosure of net income and earnings per share is provided as if the Company had elected the fair value method of accounting for all stock-based compensation awards.

Accounts Receivable and Allowances
- ----------------------------------

The Company provides allowances for estimated credit losses, product returns, spoilage, and other customer adjustments (for advertising allowances, etc.) at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts.

The allowances are based on reviews of loss, return, spoilage, adjustment history, contractual relationships with customers, current economic conditions, and other factors that deserve recognition in estimating potential losses. While Management uses the best information available in making its determination, the ultimate recovery of recorded accounts, notes, and other receivables is also dependent on future economic and other conditions that are beyond Management's control.

Inventory
- ---------

Inventory is stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment
- ----------------------

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs that neither significantly add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterment or renewals are capitalized when incurred.

Goodwill and Intangible Assets
- ------------------------------

The excess of purchase consideration including transaction costs over the identifiable net assets of businesses acquired is recorded as goodwill and amortized on the straight-line method over the estimated useful life, generally twelve years.

Trademark, label development and other intangible assets are amortized on the straight-line method over the estimated useful life, generally five years.

Long-Lived Assets
- -----------------

Long-lived assets, including property and equipment, goodwill, and other intangible assets, are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, or whenever Management has committed to a plan to dispose of the assets. Such assets are carried at the lower of book value or fair value as estimated by Management based on appraisals, current market value, and comparable sales value, as appropriate. Long-lived assets to be retained that are affected by such impairment loss are depreciated or amortized at their new carrying amount over the remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. In determining whether an impairment exists, the Company uses undiscounted future cash flows without interest charges compared to the carrying value of assets.

Income Taxes
- ------------

The Company accounts for corporate income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the financial statement amounts and the tax basis of assets and liabilities. Future tax benefits are subject to a valuation allowance to the extent of the likelihood that the deferred tax assets may not be realized.

Revenue Recognition
- -------------------

The Company recognizes revenue through sales of products primarily to distributors, grocery stores and natural food and speciality food store chains. Sales are recorded when goods are shipped for most customers and upon delivery to retail locations for certain customers. Potential returns, adjustments and spoilage are provided for in the accounts receivable allowances.

Advertising Costs
- -----------------

Costs associated with the production of pamphlets and similar advertising literature are capitalized and amortized over the period of distribution, which is generally six to twelve months. Other advertising costs are expensed as incurred.

Fair Value of Financial Instruments
- -----------------------------------

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

Net Loss per Share
- ------------------

Basic loss per share is computed by dividing net loss attributable to common shares, by the weighted average number of common shares outstanding during each period. Diluted loss per share is similar to basic loss per share, except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock options or warrants as if they had been issued.

For the fical years 2000 and 1999, there is no difference between basic and diluted loss per common share, as the effects of the exercise of common stock options and warrants are anti-dilutive, given the net loss recorded in each year presented. For 2000 and 1999, the following were excluded from the computation of diluted loss per share since their effect would be anti-dilutive:

                          Number of Shares Convertible
                          ----------------------------

                                                      2000             1999
                                                      ----             ----

Stock Options                                      2,010,115        1,380,515
Stock Warrants                                       608,156          550,656
                                                   ---------        ---------
Total Convertible Shares                           2,618,271        1,931,171
                                                   =========        =========


New Applicable Accounting Pronouncements
- ----------------------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 as amended is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of this new standard on January 1, 2001 to affect its financial statements or results of operations.

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. The guidance in SAB 101, as amended by SAB 101B, is required to be followed starting with the fourth quarter of the current fiscal year. The Company has adopted the guidance contained in SAB 101, which has not had a material effect on the Company's financial position, results of operations or cash flows.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for the purpose of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company has complied with the application of FIN 44, which did not have a material effect on the Company's financial position or results of operations.

Reclassifications
- -----------------

Certain reclassifications have been made to the prior year financial statements to be consistent with the current year presentation. These reclassifications had no impact on prior year net income or retained earnings.

Spectrum Organic Products, Inc.


Notes to Financial Statements

================================================================================


1. Business Combination
- -----------------------

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

As a result of the Merger, SNI stockholders received 4,669.53 shares of OFPI stock in exchange for each share of SNI stock previously held, for a total of 32,336,495 shares representing approximately 73.8% of the outstanding common stock after the Merger. OI stockholders received 39.5 shares of OFPI stock in exchange for each share of OI stock previously held, for a total of 3,950,000 shares representing approximately 9.0% of the outstanding common stock after the Merger. Existing OFPI stockholders held 7,275,665 of the outstanding shares, or approximately 17.2% of the common stock outstanding after the Merger. Since a controlling interest in the combined Company is held by former SNI stockholders, the transaction was accounted for as a reverse acquisition, with SNI as accounting acquirer and OFPI and OI as accounting acquirees.

Accordingly, the financial statements present the historical results of SNI, the accounting acquirer, for the period January 1, 1999 through October 5, 1999. Results of operations for OFPI and OI are included with SNI from the October 6, 1999 Merger date forward. Number of shares outstanding and per-share amounts have been retroactively restated where applicable for all periods presented.

The assumed purchase prices of OI and OFPI were determined by multiplying the number of combined Company shares issued to OI stockholders or retained by OFPI stockholders by $.7083 per share, the average of the closing market prices for OFPI stock for the three days immediately prior to the announcement of the Merger in February 1999. The total assumed purchase price, plus transaction costs of $918,700 (including $75,000 related to outstanding OFPI options), was recorded as follows:

                                       Total            OFPI              OI
- --------------------------------------------------------------------------------
Receivables                        $  1,636,800    $    541,700    $  1,095,100
Inventories                           2,310,000         977,200       1,332,800
Prepaid and other assets                273,000         190,800          82,200
Fixed assets and intangibles          1,118,900       1,074,500          44,400
Line of credit                       (1,894,100)       (942,100)       (952,000)
A/P and accrued liabilities          (4,270,600)     (3,012,500)     (1,258,100)
Related party notes                    (838,400)       (497,200)       (341,200)
Goodwill                             10,848,200       7,866,000       2,982,200
- --------------------------------------------------------------------------------
Total purchase, less $90,900
  cash acquired                    $  9,183,800    $  6,198,400    $  2,985,400

================================================================================

Goodwill amortization charged to operations for 2000 and the post-merger period in 1999 was $909,600 and $217,600, respectively, based on a twelve-year life, using the straight-line method.

The following unaudited pro-forma financial data presents the results of operations of SNI, OFPI and OI as if the Merger had occurred on January 1, 1999. The pro-forma information gives effect to certain adjustments, including the amortization of goodwill. This pro-forma summary does not necessarily reflect results of operations as they would have been if SNI, OFPI and OI had constituted a single entity during such periods, and is not necessarily indicative of results that may be obtained in the future.


Year ended December 31, 1999
- --------------------------------------------------------------------------------
Net sales                                                          $ 42,905,000

Net loss                                                             (3,038,000)

Weighted average shares outstanding                                  43,914,186

Basic and diluted loss per share                                          (0.07)
                                                                   ============


2. Plant Closure
- ----------------

In May 2000, the Company committed to a plan to close its leased facility in Morgan Hill, California and transfer the production of the OFPI brands to a third-party co-packer. Production at the Morgan Hill facility ceased on July 21, 2000, however, the facility remains under lease while the Company completes the removal of its equipment and returns the facility to its condition on the date it was leased. Included in cost of sales for the year ended December 31, 2000 was a provision of $53,100 for severance and shutdown expenses associated with the closing of the facility. In addition, a loss of the disposal of property and equipment of $436,500 was recorded for losses incurred on the sale of equipment and the abandonment of leasehold improvements at the Morgan Hill facility. Depreciation of the Morgan Hill assets ceased as of July 31, 2000.


3. Accounts Receivable
- ----------------------

Accounts receivable consisted of the following:

December 31,                                     2000                   1999
- --------------------------------------------------------------------------------
Trade                                        $ 3,501,500            $ 4,038,000
Stockholder                                       20,000                 13,700
Other                                             19,200                 18,800
                                             -----------            -----------
                                               3,540,700              4,070,500
Less allowance for doubtful
  accounts and customer adjustments              569,000                426,000
                                             -----------            -----------
Net Accounts Receivable                      $ 2,971,700            $ 3,644,500
                                             ===========            ===========

For 2000, the Company had one customer that accounted for approximately 29% of total net sales and approximately 22% of net trade accounts receivable at December 31, 2000. For 1999, the same customer accounted for approximately 19% of total net sales and approximately 17% of net trade accounts receivable at December 31, 1999. The loss of this customer would have a material adverse effect on the Company's operations and cash flows.

During 2000, foreign sales comprised 10% of total sales volume, and approximately 2% of accounts receivable at December 31, 2000.

4. Inventories
- --------------

Inventories consisted of the following:

December 31,                                          2000              1999
- --------------------------------------------------------------------------------
Raw materials                                    $  1,130,300       $ 1,116,300
Finished goods                                      6,111,600         5,929,500
                                                 ------------       -----------
                                                    7,241,900         7,045,800
Less:  Provision for obsolete inventory               565,500           460,000
                                                 ------------       -----------
Net Inventories                                  $  6,676,400       $ 6,585,800
                                                 ============       ===========

For 2000 and 1999, the Company had one supplier of raw materials that accounted for approximately 9% and 15%, respectively, of total purchases of raw materials and one supplier of processing (co-packer) that accounted for approximately 9% and 10%, respectively, of total cost of sales. At December 31, 2000 and 1999, approximately $542,000 and $472,000 of accounts payable was owed to these suppliers.

5. Property and Equipment
- -------------------------

Property and equipment consisted of the following:

December 31,                                           2000            1999
- --------------------------------------------------------------------------------
Machinery and equipment                            $ 3,995,600      $ 4,560,800
Furniture and fixtures                                 760,600          700,100
Leasehold improvements                                 215,000          400,500
Vehicles                                               146,200          146,200
                                                   -----------      -----------
                                                     5,117,400        5,807,600
Less accumulated depreciation                        1,862,500        1,759,100
                                                   -----------      -----------
Net Property and Equipment                         $ 3,254,900      $ 4,048,500
                                                   ===========      ===========

Depreciation expense was $504,200 and $372,800 for 2000 and 1999, respectively.

As described in Note 2, the Company disposed of surplus bottling equipment at the closed Morgan Hill facility in November 2000. At the time of the disposal, the bottling equipment was included in machinery and equipment at a cost of $925,000, with accumulated depreciation of $286,500. In addition, leasehold improvements with a cost of $176,100 and accumulated depreciation of $97,500 at December 31, 2000 were abandoned and written-off.

6. Other Intangible Assets
- --------------------------

Other intangible assets consisted of the following:

December 31,                                             2000             1999
- --------------------------------------------------------------------------------
Trademarks                                            $ 74,100         $ 74,100
Label development                                       80,800           80,800
Covenant-not-to-compete                                 76,500           76,500
                                                      --------         --------
                                                       231,400          231,400
Less accumulated amortization                          163,700          136,900
                                                      --------         --------
Net Other Intangible Assets                           $ 67,700         $ 94,500
                                                      ========         ========

Amortization expense was $26,800 and $63,900 for the years ending December 31, 2000 and 1999, respectively.



During 1999, the Company determined that certain labels had become obsolete due to label revisions. Accordingly, the Company wrote-off label development costs, net of accumulated amortization, of $95,000.


7. Research and Development
- ---------------------------

Research and development costs, which are included in general and administrative expenses, are expensed as incurred and totaled $99,800 and $215,200 for the years ended December 31, 2000 and 1999, respectively.

8. Line of Credit
- -----------------

The Company has available a $9,000,000 revolving line of credit, subject to a borrowing base limitation based upon a percentage of eligible accounts receivable and inventory, bearing interest at prime plus 2% (11.5% at December
31, 2000), expiring October 5, 2002. Borrowings under the revolving line of credit, which is part of an $11,717,000 credit facility (see Note 10), totaled
$5,432,200 at December 31, 2000, and $4,938,000 at December 31, 1999. The credit line is secured by substantially all assets of the Company and life insurance policies on key officers. There were no additional borrowings available under the line of credit at December 31, 2000 and 1999. The loan agreement requires compliance with certain financial covenants, which the Company was not in compliance with as of December 31, 2000 and as of the date of this report.
Management is currently in negotiations with the bank to formulate new financial covenants and believes that upon completion of those negotiations, the Company will be back in compliance. Due to this covenant violation, the outstanding term loans due to WFBC totaling $798,800 at December 31, 2000 and $1,217,000 at December 31, 1999 have been classified as current liabilities on the balance sheet.


9. Notes Payable, Former Stockholder
- -------------------------------------

Notes payable, former stockholder consisted of the following:

December 31,                                                  2000           1999
- -----------------------------------------------------------------------------------

Note payable with interest due monthly
at an escalating rate ranging from 7.8%
to 12% (currently at 12%). Principal is
due in monthly installments of $25,000
through May 2000, $37,500 from June 2000
through November 2000, and $31,250
thereafter until paid in full. This note
is secured by a collateral assignment of
a life insurance policy on the majority
stockholder and unissued shares of
common stock in an amount equivalent to
the unpaid principal and interest due
under the note. This note is
subordinated to the line of credit and
all notes payable to the bank.                            $ 1,093,700    $ 1,475,000

Non-interest bearing, unsecured note due
in one installment of $513,300 five
years after the last principal payment
on the above note payable, expected to
be December 2007. Interest has been
imputed at an effective annual interest
rate of 10.75%.                                               242,700        212,100
                                                          -----------    -----------
Total Notes Payable - Former Stockholder                    1,336,400      1,687,100
Less current maturities                                       375,000        381,200
                                                          -----------    -----------
Long-term Portion of Notes Payable - Former Stockholder   $   961,400    $ 1,305,900
                                                          ===========    ===========

                                                                            Page 29

Maturities  or  payments  required  on  principal  under  notes   payable-former
stockholder for each of the succeeding years are as follows:

Year ending December 31,
- --------------------------------------------------------------------------------
2001                                                                $   375,000
2002                                                                    375,000
2003                                                                    343,700
2004                                                                       --
2005                                                                       --
Thereafter                                                              242,700
                                                                    -----------
Total Notes Payable - Former Stockholder                            $ 1,336,400
                                                                    ===========


10. Notes Payable and Capital Lease Obligations
- -----------------------------------------------

Notes payable and capital lease obligations consisted of the following:

December 31,                                               2000         1999
- --------------------------------------------------------------------------------

Senior Notes:

Notes payable to bank, due in monthly
principal installments of $22,400 plus
interest at prime plus 2.25% (11.75% at
December 31, 2000). These notes are
secured by substantially all assets of
the Company (a)

                                                       $   798,800  $ 1,217,000

Subordinated Notes:

Private placement notes, unsecured,
principal was originally due March 31,
2000, plus interest at the default rate
of 15%, net of unamortized original
issue discount at December 31, 1999 of
$55,200 (b)                                                420,000      344,800

Capital lease obligations secured by property and
equipment (c)                                              244,000      215,300
                                                       -----------  -----------
Total Notes Payable and Capital Lease Obligations        1,462,800    1,777,100
Less current maturities                                  1,312,900    1,622,400
                                                       -----------  -----------
Long-term Portion of Notes Payable and Capital
Lease Obligations                                      $   149,900  $   154,700
                                                       ===========  ===========

(a) On October 6, 1999, the Company entered into a $11,717,000 credit facility with WFBC which provided (1) two term loans for $150,000 and $1,067,000 with payment terms of 18 months and 60 months respectively; (2) a revolving line of credit of up to $9,000,000 (see Note 8); and (3) a capital expenditure credit line of up to $1,500,000. Only $276,100 of the capital expenditure line was utilized and was being paid via monthly principal payments of $4,600 plus interest over 60 months, beginning August, 2000. A portion of the proceeds from the term loan was used to pay previously existing notes with the Company's former lender. Because the Company was not in compliance with certain loan covenants (Note 8), the entire balance has been classified as a current liability.

     In November 2000, the Company completed the sale of surplus bottling equipment to the third-party co-packer of its pasta sauce and salsa product lines for cash consideration of $380,000 plus future credits against production costs. Since a portion of the original term loans from WFBC of $1,217,000 were secured by the bottling equipment, the Company paid down the term loans by $318,600.

(b) The private placement notes were issued in October 1999 for a total face amount of $400,000. The notes are unsecured and subordinated to all other indebtedness of the Company. Each of the 16 Units sold in the private placement included a $25,000 note plus warrants to purchase 10,000 shares of SPOP common stock at $.01 per share from January 1 to September 30, 2000. The resulting $110,500 value of the warrants was allocated as original issue discount to the face amount of the notes, and was amortized to interest expense over the six month base term of the notes (October 1, 1999 - March 31, 2000).

     The notes were originally due the earlier of (1) March 31, 2000, (2) the Company raising additional capital of $1,000,000 or more, (3) sale or merger of the Company, or (4) refinancing of any Company debt in the net amount of $1,000,000 or more. As provided for in the private placement, since the notes were not repaid by March 31, 2000, the accrued interest at that date of $20,000 has been added to the principal, the interest rate has increased to 15%, and an additional 240,000 common stock warrants to purchase SPOP stock at $.01 per share from October 1, 2000 to March 31, 2001 were granted. The resulting $118,700 value of the warrants was included in interest expense for the twelve months ended December 31, 2000. Also included in interest expense for that period is $47,300 of interest paid to the private placement note holders at the default interest rate for the period April 1, 2000 through December 31, 2000.

     In February 2001, the Company attempted to clear the default by offering the private placement note holders the option of converting their notes to equity at a discounted price to the market value of SPOP stock, or a three year payment schedule calling for interest only during 2001, with principal and interest thereafter, plus common stock purchase warrants, retroactive to October 1, 2000, equal to 10% of the outstanding principal, at the closing bid price of SPOP stock at each quarter-end until the note is retired. As of March 26, 2001, two note holders representing $52,500 of the outstanding principal had elected the conversion to equity, three note holders representing $65,600 of the outstanding principal had elected the payment schedule with common stock purchase warrants, and seven had not yet made a choice. For those note holders who select the conversion to common stock, non-cash interest expense will be recorded for the beneficial pricing effect upon conversion. For those note holders who select the payment schedule with common stock purchase warrants, additional non-cash interest expense will be recorded for the value of the warrants.

(c) The cost of assets securing the capital lease obligations was $386,500 and $356,800 at December 31, 2000 and 1999, respectively, with accumulated amortization of $127,500 and $116,300 at December 31, 2000 and 1999, respectively.


Future minimum lease payments for equipment under capital lease agreements are as follows:

Year ending December 31,
- --------------------------------------------------------------------------------
2001                                                                   $116,400
2002                                                                     78,200
2003                                                                     49,800
2004                                                                     33,200
2005 and thereafter                                                      15,500
                                                                       --------
Total Future minimum lease payments                                     293,100
Less amounts representing interest at rates from 7% to 13.5%             49,100
                                                                       --------
Present value of minimum lease payments                                 244,000
Less current maturities                                                  94,100
                                                                       --------
Long-term portion of present value of minimum lease payments           $149,900
                                                                       ========

11. Notes Payable to Stockholders
- ---------------------------------

Notes payable to stockholders consisted of the following:

December 31,                                            2000            1999
- --------------------------------------------------------------------------------
Unsecured notes, payable $8,600 monthly,
including principal and interest at 10% per annum (a)  $276,100        $427,800

Unsecured notes, payable $8,500 monthly
including principal and interest at 10% per annum       171,900         204,200

Unsecured note, assumed in conjunction with
the Merger, payable $7,100 monthly including
principal and interest at 10% per annum                    --            80,000
                                                       --------        --------
Total Notes Payable to Stockholders                     448,000         712,000
Less current maturities                                 110,800         288,600
                                                       --------        --------
Long-term Portion of Notes Payable-Stockholders        $337,200        $423,400
                                                       ========        ========

(a) During January 2001, these stockholders agreed to revised payment schedules in connection with their notes, in an effort to assist the Company with its working capital and liquidity issues. The stockholders agreed to reduce the monthly payments of principal and interest due under the notes by approximately one-half. Accordingly, monthly principal and interest payments were reduced from $17,400 to $8,600 effective January 2001.

Aggregate maturities or principal payments required on notes payable to stockholders, including the revisions referred to above, are as follows:

Year ending December 31,
- --------------------------------------------------------------------------------
2001                                                                   $110,800
2002                                                                    121,200
2003                                                                     87,700
2004                                                                     87,600
2005                                                                     40,700
                                                                       --------
Total Notes Payable to Stockholders                                    $448,000
                                                                       ========


12. Income Taxes and Deferred Income Taxes
- ------------------------------------------

Income tax expense consisted of the following:

Years ended December 31,                                   2000          1999
- --------------------------------------------------------------------------------
Current:
Federal                                               $  (1,400)      $ 130,600
State                                                     5,300          23,600
                                                      ---------       ---------
Subtotal Current                                          3,900         154,200
                                                      ---------       ---------
Deferred:
Federal                                                    --           (45,100)
State                                                      --           (12,800)
                                                      ---------       ---------
Subtotal Deferred                                          --           (57,900)
                                                      ---------       ---------
Total Income Tax Expense                              $   3,900       $  96,300
                                                      =========       =========

A reconciliation of the federal statutory rate to the tax provision of the corresponding years follows:

Years ending December 31,                               2000              1999
- --------------------------------------------------------------------------------
Tax benefit at effective federal statutory rate   $  (679,500)        $  (5,800)
Goodwill amortization                                 309,300            77,300
Other non-deductible expense                           21,200            18,600
State income tax expense, net of effect on federal     22,200             7,100
Valuation allowance                                   324,100              --
Other                                                   6,600              (900)
                                                  -----------         ---------
Total Income Tax Expense                          $     3,900         $  96,300
                                                  ===========         =========

Deferred tax assets and liabilities consisted of the following:

December 31,                                            2000             1999
- --------------------------------------------------------------------------------
Deferred Tax Assets:
  Federal net operating loss carryovers           $ 2,372,600       $ 2,230,800
  Goodwill amortization and write-down                809,700           904,200
  Inventory allowances                                231,300           169,800
  Accounts receivable allowances                      193,500           144,800
  Accrued compensation                                 57,600           104,300
  State income taxes                                  363,800           330,500
  Other                                               112,600            33,300
                                                  -----------       -----------
Gross Deferred Tax Assets                           4,141,100         3,917,700

Deferred Tax Liabilities:
  Depreciation and fixed asset write-down            (171,800)         (221,900)
                                                  -----------       -----------
Net deferred tax assets                             3,969,300         3,695,800
Valuation allowance                                (3,969,300)       (3,695,800)
                                                  -----------       -----------
Net deferred tax assets                           $      --         $     --
                                                  ===========       ===========


As a result of the reverse acquisition, OI, SNI and SCI were merged into OFPI as of October 6, 1999, with OFPI as the surviving taxable entity for the Company. Subsequently, the tax year of the combined entity was changed from June 30 to December 31. OI, SNI and SCI all filed final federal and state income tax returns for the period ended October 5, 1999.

As of December 31, 2000, the Company has federal net operating loss carryforwards (NOLS) totaling approximately $6,900,000 that expire at various times through 2020. For state purposes, the Company has net operating loss carryforwards totaling approximately $1,800,000, which expire at various times through 2010. In addition, the Company has approximately $77,000 of state manufacturing investment tax credit carryforwards that expire in varying amounts through 2015.

The NOLS originated primarily from pre-merger operations of OFPI. As a result of OFPI's acquisition by SNI (Note 1), OFPI experienced a more than 50% change in ownership for federal and state income tax purposes. As a result, an annual limitation is placed upon the Company's ability to realize the benefit of the pre-merger NOLS. In part because of this limitation, Management is unable to determine whether it is more likely than not that the net deferred tax assets will be realized. Accordingly, a 100% valuation allowance against the net deferred tax assets was recorded in 1999 and maintained for 2000. The amount of the valuation allowance has increased from 1999 to 2000 by $273,500 primarily due to an increase in the net deferred tax assets, resulting primarily from increases in federal NOLS.

Approximately $3,300,000 of the valuation allowance relates to deferred tax assets, primarily the net operating loss carryovers and the goodwill amortization and write-off that carried over from OFPI. Therefore any subsequently recognized tax benefits for these items will be allocated to reduce the goodwill arising from the OFPI acquisition.



13. 401(k) Plan
- ---------------

The Company provides a defined contribution plan covering substantially all employees meeting certain age and service requirements. Plan contributions are made at the discretion of Management, and totaled $40,400 and $13,900, for 2000 and 1999, respectively.

14. Stock Options
- -----------------

Prior to the Merger discussed in Note 1, SNI had an Equity Incentive Plan, under which options were granted to one officer in 1998. Those options vest monthly over a three-year period, are exercisable for ten years from the date of grant, and were granted at the estimated market value of SNI stock at the grant date.
As a result of the Merger, the Company assumed the options outstanding under OFPI's 1995 Stock Option Plan (the "1995 Plan"). Because OFPI is the surviving legal entity, SNI's existing options were absorbed into the 1995 Plan and restated at their equivalent number of shares and strike price using the Merger conversion ratio (see Note 1), and the SNI Equity Incentive Plan was discontinued.

In August 2000, the Company amended the 1995 Plan by filing an S-8 Registration
Statement with the SEC which amended the 1995 Plan name to Spectrum Organic
Products, Inc. and increased the aggregate number of shares of common stock which could be issued under the 1995 Plan from 625,000 shares to 4,500,000 shares. Under the amended 1995 Plan, the option price shall not be less than the fair market value on the date of grant, and options generally will expire ten years after grant. Options generally vest ratably over four years for employees and directors (the existing SNI options retained their three-year vesting period). The following summarizes the activity under the 1995 Plan for the years ended December 31, 2000 and 1999:

                                                2000                       1999
                                         --------------------       --------------------
                                                     Weighted                   Weighted
                                                     Average                    Average
                                                     Exercise                   Exercise
                                          Shares       Price         Shares      Price
- -----------------------------------------------------------------------------------------
Outstanding, beginning of year           1,380,515    $ 0.59          840,515    $ 0.32

Granted-employees and directors          1,157,200      0.44            --          --

OFPI options assumed in the Merger           --           --          625,000      1.19

Canceled or expired                       (527,600)     0.93          (85,000)     2.39
                                         ---------    ------        ---------    ------

Outstanding, end of year                 2,010,115    $ 0.41        1,380,515    $ 0.59
                                         =========    ======        =========    ======

Options exercisable at year end            627,289    $ 0.39          433,317    $ 0.86
                                         =========    ======        =========    ======
Weighted average fair value of
  options granted during the year                     $ 0.43                        --
                                                      ======                     ======


The following table discloses exercise prices and remaining lives of options outstanding or exercisable as of December 31, 2000:

                                                                               Page 34



                         Options Outstanding                    Options Exercisable
                     ---------------------------          -------------------------------
                                  Weighted                            Weighted
                                  Average    Weighted                 Average    Weighted
                    Number       Remaining   Average     Number      Remaining   Average
  Range of      Outstanding at  Contractual  Exercise  Exercisable  Contractual  Exercise
Exercise Price     12/31/00     Life (Years)  Price    at 12/31/00  Life (Years)  Price
- -----------------------------------------------------------------------------------------

   $0-$0.50        1,988,115        9.0       $ 0.39     607,039        7.8      $ 0.32
   $0.50-$2.50        22,000        7.2         2.50      20,250        7.2        2.50
- -----------------------------------------------------------------------------------------
   $0-$2.50        2,010,115        9.0       $ 0.41     627,289        7.8      $ 0.39
- -----------------------------------------------------------------------------------------


All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with the accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the years ended December 31, 2000 and 1999, would have been adjusted to the pro-forma amounts presented below, which includes the continuing effect of unamortized pro-forma compensation associated with options assumed as a result of the Merger (see Note 1):

Years ended December 31,                                 2000              1999
- --------------------------------------------------------------------------------
Net loss:
  As reported                                        $ 2,002,300     $  113,300
  Pro-forma                                          $ 2,082,100     $  182,300

Basic and diluted loss per share:
  As reported                                        $      0.05     $     0.00
  Pro-forma                                          $      0.05     $     0.00
                                                     ===========     ==========


The fair value of option grants for 2000 was estimated on the date of grant utilizing the Black-Scholes option-pricing model, with the following assumptions: expected life of five years, risk-free interest rate of 5.0%, no dividend yield and volatility of 214%. There were no options granted in 1999.
The incremental value of outstanding OFPI options assumed as a result of the Merger was included in the purchase consideration (see Note 1).

15. Stock Warrants
- ------------------

In conjunction with the Merger, the Company assumed outstanding warrants of OFPI totaling 590,656. At December 31, 2000 there were 390,656 of these warrants still outstanding. In addition, in connection with a private placement of unsecured subordinated notes (see Note 10), the Company issued 160,000 common stock purchase warrants with an exercise price of $.01 per share plus an additional 240,000 warrants at the same exercise price as a result of the default under the notes. The following details the outstanding warrants at December 31, 2000:

                                                                                 Page 35

                                         Number        Exercise      Expiration
                                      Outstanding       Price            Date
- --------------------------------------------------------------------------------
Warrants assumed from OFPI               200,000       $ 2.00        12/31/2002
Warrants assumed from OFPI                60,656         2.63         2/11/2003
Warrants assumed from OFPI               130,000         4.00         8/11/2002
- --------------------------------------------------------------------------------
                                         390,656
Warrants issued in connection with
  the private placement (Note 10)        217,500       $ 0.01         3/31/2001
- --------------------------------------------------------------------------------

Total Warrants Outstanding               608,156
================================================================================

As of March 21, 2001, all of the warrants issued in connection with the private placement had been exercised except 15,000 warrants outstanding with one note holder.


16. Commitments and Contingencies
- ---------------------------------

The Company rents office, production and warehouse facilities under various non-cancelable operating leases, which expire at various times through 2003 and generally contain renewal provisions and base rent increases tied to changes in the consumer price index. Total monthly rental payments for these leases approximate $39,400. The Company also rents office equipment under operating leases that expire at various times through 2005 with monthly lease payments approximating $3,300.

Rental expense for 2000 and 1999 totaled $578,800 and $303,500, respectively.

Future minimum lease payments under non-cancelable operating leases with terms greater than one year from the balance sheet date are as follows:

Year ending December 31,
- --------------------------------------------------------------------------------
2001                                                                  $ 446,700
2002                                                                    133,000
2003                                                                     43,100
2004                                                                     11,700
2005                                                                      9,900
                                                                      ---------
                                                                      $ 644,400
                                                                      =========

Bonus Arrangements
- ------------------

The Company has entered into a bonus agreement with the family of a deceased employee, whereby the family will be paid $75,000 in the event the Company is sold.

Royalty Agreements
- ------------------

The Company has entered into royalty agreements with various unrelated companies, which provide for a percentage royalty to be paid on sales of certain products. Included in accrued expenses were royalties of $66,800 and $49,400 as of December 31, 2000 and 1999, respectively related to these agreements. Royalty expense included in cost of sales under these agreements for the years ended December 31, 2000 and 1999 was $176,200 and $199,800, respectively.

Litigation and Settlements
- --------------------------

In 1998, Global Natural Brands, Ltd. ("Global"), a firm that had provided management consulting services for OFPI, filed suit alleging unpaid wages and seeking money damages and injunctive relief. In April 2000, a settlement was reached with this firm (which is also a stockholder), and in August 2000, as a result of the settlement, the case was dismissed. Under the terms of the settlement and release, SPOP will pay Global a total cash consideration of $145,000 (payable $25,000 upon execution of the agreement by Global plus twelve equal monthly payments of $10,000), and issue 400,000 shares of SPOP stock, which were valued at the closing market price of SPOP stock on the date of settlement. In addition, SPOP will issue to Global stock options to purchase 225,000 common shares at $2.25 per share over an option term that expires on October 31, 2002. The options have not been issued due to ongoing discussions with Global concerning language to be included in the stock option agreement regarding the subsequent sale or merger of the Company. In anticipation of issuing the options, the Company has accrued the estimated fair value of $27,400 at December 31, 2000.

The issuance of shares and the adjustment of the liability for the cash consideration were recorded in 2000 as a net charge to goodwill of $187,600, since the litigation preceded the Merger. As of December 31, 2000, $105,000 of the cash consideration had been paid to Global.

In February 1998, OFPI acquired the natural fruit juice and water bottling operations of Sunny Farms Corporation for cash and common stock. A portion of the common stock consideration was held in escrow, contingent upon earn-out calculations for the year following the acquisition. Sunny Farms sought voluntary relief pursuant to chapter 7 of the U.S. Bankruptcy Code in November, 1998. A Trustee was duly appointed shortly thereafter to protect the chapter 7 estate of Sunny Farms. In October 2000, attorneys for the Trustee filed a complaint against the Company in the U.S. Bankruptcy Court for the Northern District of California requesting that a portion of the common stock held in escrow be released.

An estimated accrual of $100,000 for common shares to be released is included in accrued expenses at December 31, 2000, which represents Management's best estimate of the outcome. The shares have not been released, however, due to a dispute with the Trustee regarding the earn-out calculations. Management is currently in negotiation with the Trustee and believes that the outcome will not have a material effect upon the Company's financial position, results of operations or cash flows upon settlement.

In October 2000, the Company was notified by counsel for GFA Brands, Inc. that nutritional claims pertaining to Spectrum Naturals Organic Margarine were infringing upon two patents issued in the United States that pertain to particular fat compositions suitable for human ingestion. Each of these patents was exclusively licensed to GFA Brands by the patent holder. Management believes that its product does not infringe upon either patent, and further, that the patents are unenforceable in any case. Management has engaged legal counsel that specialize in this area and received an opinion letter in February 2001 confirming that, in the opinion of counsel, the manufacture or sale of Spectrum Naturals Organic Margarine does not infringe upon the GFA patents, either literally or under the doctrine of equivalents. Management believes it has meritorious defenses, therefore, no provision for loss has been recorded at December 31, 2000. Management intends to continue to vigorously defend its position, and believes that the final outcome will not have a significant effect upon the Company's financial position, results of operations or cash flows.

Inventory Purchase Commitments
- ------------------------------

In the ordinary course of business, the Company enters into commitments to purchase raw materials over a period of time, generally six months to a year, at contracted prices. At December 31, 2000, these future commitments, which are at prices not in excess of those currently obtainable or in quantities in excess of normal requirements, aggregated approximately $5,100,000.

In addition to the commitments above in the ordinary course of its business, the Company had one contract for quantities of sunflower oil which exceeds the Company's needs. The supplier is in the process of liquidating the Company's unfulfilled purchase commitment at current market prices for sunflower oil, which are lower than the contract purchase price. Accordingly, the Company has accrued a reserve for anticipated losses under the contract of $70,000 at December 31, 2000.

Liquidity
- ---------

At December 31, 2000, the Company had negative working capital and was in technical default of certain financial loan covenants with its primary lender, Wells Fargo Business Credit ("WFBC"). As a result of the default, WFBC has assessed an additional 100 basis points to the interest rates charged under the revolving line of credit and the term debt effective July 17, 2000. Management is currently in negotiations with WFBC to establish new financial covenants and believes that upon completion of those negotiations, the Company will be back in compliance.

Furthermore, as of April 1, 2000 the Company is in default under the subordinated promissory notes issued under a private placement to close the Merger. As a result of the default, the interest rate under the notes was increased from 10% to 15%, and 240,000 additional common stock warrants to purchase SPOP common stock at $0.01 per share were granted. The resulting $118,700 value of the warrants was included in interest expense during 2000.

In February 2001, the Company attempted to clear the default by offering the private placement note holders the option of converting their notes to equity at a discounted price to the market value of SPOP stock, or a three year payment schedule calling for interest only during 2001, with principal and interest thereafter, plus common stock purchase warrants, retroactive to October 1, 2000, equal to 10% of the outstanding principle, at the closing bid price of SPOP stock at each quarter-end until the note is retired. As of March 26, 2001, two note holders representing $52,500 of the outstanding principal had elected the conversion to equity, three note holders representing $65,600 of the outstanding principal had elected the payment schedule with common stock purchase warrants, and seven had not yet made a choice. For those note holders who select the conversion to common stock, non-cash interest expense will be recorded for the beneficial pricing effect upon conversion. For those note holders who select the payment schedule with common stock purchase warrants, additional non-cash interest expense will be recorded for the value of the warrants.

The Company is highly leveraged and is currently seeking additional working capital from various sources such as the sale of certain product lines and the issuance of common stock. Management believes that the proceeds from the new sources of working capital, if obtained, should provide adequate funds to meet the Company's estimated cash requirements for the foreseeable future. However, there can be no assurances that new sources of working capital will be available on acceptable terms.

The majority shareholder, who holds approximately 70% of the outstanding common stock of the Company, has represented that he has the intent and ability to support the operations of the Company with additional funding for the next fiscal year, if necessary.

17. Related Party Transactions
- -------------------------------

The Company paid interest at 10% under notes payable to two stockholders of $33,500 and $7,500 during the years ended December 31, 2000 and 1999, respectively.

Additionally, the Company paid interest at 10% under notes payable to two stockholders who are also executives of the Company of $23,600 and $8,100 during the years ended December 31, 2000 and 1999, respectively.

The Company paid consulting fees of $45,000 and $30,000 during the years ended December 31, 2000 and 1999, respectively, for management advisory services rendered by Moore Consulting, a firm owned and operated by Phillip Moore, a non-executive director of the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING
- --------------------------------------------------------------------------------
AND FINANCIAL DISCLOSURE
- ------------------------

As noted in Item 1, the Merger was accounted for as a reverse acquisition with SNI as the accounting acquirer and OFPI (the former Registrant) as the surviving legal entity.

Following the Merger, the Company appointed BDO Seidman, LLP (OFPI's former independent auditor), to continue as its independent auditor. The Company did not consult with BDO with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit report that might be rendered on the Company's financial statements, nor did the Company consult with BDO regarding the subject of any disagreement with its former independent auditor or with respect to any events required to be reported.

Moss Adams, LLP, was SNI's independent auditor prior to the Merger. The reports of Moss Adams for the last two years did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
- --------------------------------------------------------------------------------
WITH SECTION 16(a) OF THE EXCHANGE ACT
- --------------------------------------

Directors and Executive Officers

The name, age, position, and term of office of each of the Company's executive officers and directors are set forth below:

                                                                     Held
       Name          Age            Position                         Since
       ----          ---            --------                         -----

Jethren P. Phillips  50     Chief Executive Officer & Chairman      10/6/99
                                    of the Board (2)

Neil G. Blomquist    49     President - Consumer Brands Division    10/6/99

Joseph J. Stern      48     President - Industrial Division         10/6/99

John A. Battendieri  54     Vice President - Business               10/6/99
                            Development, Director

Hubert H. Holcombe   57     Vice President - Operations            11/29/99

Robert B. Fowles     45     Chief Financial Officer                 6/26/00

Phillip L. Moore     51     Director (1)(2)                         10/6/99

Charles A. Lynch     73     Director (1)(2)                          4/1/00

Thomas B. Simone     59     Director (1)(2)                        12/15/00

(1)  Member of the Audit Committee.

(2)  Member of the Compensation Committee.

Directors hold office for a period of one year from their election at the annual meeting of shareholders or until their successors are duly elected and qualified. Officers of the Company are elected by, and serve at the discretion of, the Board of Directors.

Background

The following is a brief summary of the business experience of each executive officer and director of the Company for at least the last five years:

Jethren Phillips founded SNI in 1981 and has served as its Chief Executive Officer and Chairman of the Board of Directors since its inception. Prior to founding SNI, he was principal of Spectrum Brokerage, a natural foods brokerage and product development company from 1978 to 1981. In 1995, he founded SCI, an organic and natural food ingredients affiliate. Mr. Phillips has been involved in the natural product industry since 1972. He attended California State University at Los Angeles and Humbolt.

Neil Blomquist has served as SNI's President and Chief Operating Officer since January 1994, and served as its Director of Sales and Marketing from 1989 to 1994. Mr. Blomquist has served on the Board of Directors of the California Olive Oil Council since 1996. Mr. Blomquist holds a Bachelor's degree in Business Management and Economics from the University of South Dakota. He has worked in the natural products industry since 1976.

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

Hubert Holcombe is Vice President/Operations for Spectrum Organic Products, Inc. Mr. Holcombe joined Spectrum in November, 1999, bringing over thirty years of experience in food manufacturing. Prior to joining Spectrum, Mr. Holcombe was Chief Operations Officer for Amy's Kitchen from April 1999 to November 1999. From September 1998 to March 1999, Mr. Holcombe served as Executive Vice President and General Manager of Arrowhead Mills, Inc. and as Vice President, Manufacturing and Distribution for twelve years prior to that. He received his Bachelor of Science degree in Industrial Engineering from the University of Arkansas.

Robert Fowles joined Spectrum as Chief Financial Officer in June 2000 and brings over twenty years of financial expertise in packaged consumer products. From June 1999 until June 2000, Mr. Fowles was CFO of Cedco Publishing Company, a privately held publisher of books, calendars and CD ROMS. Prior to that, Mr. Fowles served for 19 years in various capacities within the food and beverage businesses of Diageo, PLC, the last seven of which as CFO of Heublein Wines Group. Mr. Fowles is a Certified Public Accountant and received a Bachelor of Science degree in Business Administration from the University of Connecticut.

Phillip Moore has been a Director of the Company since October 6, 1999 and is owner of Moore Consulting, a management consulting business established in 1996 to provide advisory services to the food industry. Mr. Moore has 25 years of experience in the food industry and was President of Perimeter Sales and Merchandising prior to founding Moore Consulting. He has a Bachelor of Science degree in Accounting and Business from Guilford College of North Carolina.


Charles Lynch became a Director on April 1, 2000 and is Chairman of Marketing
Partners Company, a management and advisory source for existing and emerging businesses. He has had executive management responsibility for 70-plus companies, primarily in consumer related businesses, and has been a director of over 20 major corporations. Mr. Lynch received his Bachelor of Science Degree from Yale University and an Honorary Degree of Doctors of Law from Golden Gate
University.

Thomas Simone has been a Director of the Company since December 2000, and is the principal of Simone & Associates, a management and advisory firm that invests in and consults with healthcare and natural products companies. Mr. Simone also serves as Chairman of the Board of United Natural Foods, Inc., the largest distributor of natural products in the industry. Prior to forming Simone &
Associates, Mr. Simone was President of McKesson Drug Company, America's largest pharmaceutical wholesaler. During his twenty-year career with McKesson, Mr.
Simone also served as Vice President of Finance for McKesson Corporation,
Executive Vice President of PCS Health Systems, and Vice President & Controller.
Mr. Simone holds Bachelor of Science and Master of Business Administration degrees from DePaul University.


Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all reports they file under Section 16(a). To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 2000, with four exceptions: The initial reports on Form 3 for Mr. Holcombe, Mr. Lynch and Mr. Fowles were filed late, however, had they been filed on time, they would merely have indicated that there was no beneficial ownership of securities or derivative securities of the Company. Additionally, the final Form 4 for Mr. Bacigalupi, the Company's former CFO, indicating that he is no longer subject to Section 16 filing obligations, was also filed late.


ITEM 10. EXECUTIVE COMPENSATION
- --------------------------------

The following table sets forth the annual compensation awarded or paid by SPOP during the fiscal years ended December 31, 2000 and 1999 for the Company's Chief
Executive Officer and the five other most highly compensated officers whose annual salary and bonus exceeded $100,000 in fiscal 2000 and 1999 (hereinafter, the "Named Executive Officers").


                               Summary Compensation Table


                                                    Annual Compensation
                                  ------------------------------------------------------
                                                               Other          Securities
                          Fiscal                              Compen-         Underlying
Principal Position         Year    Salary($)     Bonus($)    sation($)         Options
- ------------------         ----    ---------     --------    ---------         -------
Jethren Phillips (1)       2000   $  240,000   $     --     $   11,500             --
 Chief Executive Officer   1999   $  237,500   $   57,800   $   11,000             --

Neil Blomquist (2)
 President,Consumer        2000   $  150,000   $     --     $    5,000           50,000
 Brands                    1999   $  149,100   $   27,300   $    5,100             --

Joseph Stern (3)
 President,                2000   $  150,000   $     --     $   11,400(4)        50,000
 Industrial Ingredients    1999   $  107,500   $   67,300   $   46,400(4)          --

John Battendieri (5)
 Vice President,           2000   $  127,000   $     --     $   19,700(4)        50,000
 Business Development      1999   $  109,300   $     --     $   45,600(4)          --

Pete Holcombe (6)          2000   $  120,000   $     --     $     --            250,000
 Vice President,           1999   $    5,900   $     --     $     --               --
 Operations

                                                                               Page 41

(1) Mr. Phillips was Chief Executive Officer of SNI and President of SCI during 1999 until October 6, 1999, when he became Chief Executive Officer of SPOP.

(2) Mr. Blomquist was President and Chief Operating Officer of SNI during 1999 until October 6, 1999, when he became President of SPOP's Brand Division.

(3) Mr. Stern was President of OI during fiscal 1999 until October 6, 1999, when he became President of SPOP's Industrial Division.

(4)  Includes interest income from shareholder's note.

(5) Mr. Battendieri was President of OFPI during fiscal 1999 until October 6, 1999, when he became Vice President, Business Development for SPOP.

(6)  Mr. Holcombe was appointed Vice President - Operations on November 29,
     1999.


Under new arrangements which began January 1, 2001, the Company's non-executive directors have the choice of annual cash compensation of $10,000 and 25,000 stock options at the market price on the date of grant with a four year vesting schedule, or 100,000 stock options at the market price on the date of grant, with one-third vested immediately and the remainder vesting ratably over two years. Under either choice, non-executive directors will be reimbursed for out-of-pocket expenses incurred in attending Board meetings.

During February 2001, Mr. Lynch and Mr. Moore elected to receive the Board fees for 2000 due to them of $10,000 each in restricted shares of SPOP common stock in a transaction approved by the Company's disinterested Board members. The shares were issued at $.3125 per share, the closing price of the Company's common stock as quoted on the NASDAQ OTC Bulletin Board system on the date the Board approved the transaction.

1995 Stock Option Plan

In November 1995, OFPI adopted a stock option plan (the "1995 Plan") which provides for the grant of stock options intended to qualify as "incentive stock options" or "nonqualified stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986. Incentive stock options are issuable only to eligible officers, and key employees of the Company.

The 1995 Plan is administered by the Board of Directors. As a result of the Merger, the 1995 Plan was amended and restated to increase the aggregate number of shares of common stock for issuance under the plan from 625,000 to 4,500,000 shares. The Board of Directors determines which individuals shall receive stock options, the time period during which the options may be partially or fully exercised, the number of shares of common stock that may be purchased under each option and the option price. In connection with the Merger, the 1995 Plan assumed the outstanding options under SNI's 1998 Equity Incentive Plan.

For incentive stock options (i) the per share exercise price of the common stock may not be less than the fair market value of the common stock on the date the option is granted and (ii) no person who owns, directly or indirectly, at the time of the granting of an incentive stock option, more than 10% of the total combined voting power of all classes of stock of the Company is eligible to receive stock options unless the option price is at least 110% of the fair market value of the common stock subject to the option on the date of grant. No stock options may be transferred by an optionee other than by will or the laws of descent and distribution and, during the lifetime of an optionee, the option may only be exercisable by the optionee. Stock options may be exercised only if the option holder remains continuously associated with the Company from the date of grant to the date of exercise or 90 days after employment termination, whichever is longer. Stock options under the Plan must be granted within ten years from the effective date of the Plan. The exercise date of a stock option granted under the Plan cannot be later than ten years from the date of grant. Any options that expire unexercised or that terminate 90 days after an optionee ceases to be employed by the Company become available once again for issuance. Shares issued upon exercise of an option will rank equally with other shares then outstanding.

As of December 31, 2000, 2,010,115 stock options were outstanding under the 1995 Plan for officers, directors and employees (1,540,515 for current and past executive officers and directors) at exercise prices of $0.32 to $2.50 per share.

Option Grants in Last Fiscal Year:

The following table sets forth the options granted to the executive officers named below for the year ended December 31, 2000. During the year, there were no exercises of stock options by the executive officers named below:


                                INDIVIDUAL GRANTS

                       Number       % of Total
                   Of Securities      Options
                     Underlying       Granted       Exercise
                      Options       to Employees    or Base       Expiration
                      Granted         in 2000        Price           Date
                      -------         -------        -----           ----

John Battendieri       50,000           4.6%        $0.4375    November 21, 2010
Neil Blomquist         50,000           4.6%        $0.4375    November 21, 2010
Joseph Stern           50,000           4.6%        $0.4375    November 21, 2010
Pete Holcombe         250,000          23.1%        $0.4375    November 21, 2010

All options vest ratably over a four-year period beginning November 21, 2000.


The following table sets forth the number of shares underlying outstanding options at December 31, 2000 and their related value:


                       Number of Securities            Value of Unexercised
                      Underlying Unexercised               In-the-money
                   Options at December 31, 2000    Options at December 31, 2000
                   ----------------------------    ----------------------------
   Name            Exercisable    Unexercisable    Exercisable    Unexercisable
   ----            -----------    -------------    -----------    -------------

Neil Blomquist       607,039         283,476         $198,800        $ 92,800
John Battendieri        --            50,000            --              --
Joseph Stern            --            50,000            --              --
Pete Holcombe           --           250,000            --              --



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- -----------------------------------------------------------------------

The following table sets forth information concerning the holdings of common stock by each person who, as of December 31, 2000, holds of record or is known by the Company to hold beneficially or of record, more than 5% of the Company's common stock, by each director, and by all directors and executive officers as a group. All shares are owned beneficially and of record. The address of all persons is in care of the Company at 133 Copeland Street, Petaluma, California.


   Name                           Amount of Ownership       Percent of Class
   ----                           -------------------       ----------------
   Jethren Phillips (1)               31,519,328                  70.9%
   John Battendieri (2)                4,077,499                   9.2
   Joseph Stern (2)                    1,975,000                   4.4
   Neil Blomquist (3)                    817,168                   1.8
   Phillip Moore (4)                     224,013                     *
                                     -----------                  -----
   All officers and directors
   as a group (9 persons)             38,613,008                  86.8%
                                     ===========                  =====

 *   Less than 1%

(1)  Includes 31,519,328 shares issued in connection with the Merger.

(2)  Includes 1,975,000 shares issued in connection with the Merger.

(3)  Includes 817,168 shares issued in connection with the Merger.

(4) Includes 176,013 shares paid to Moore Consulting upon completion of the Merger.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------------------------------------------------------

In connection with the Merger, the Company assumed two promissory notes held by Mr. Battendieri for the advance of funds to OI. In December 1999, the two notes and accrued interest totaled $138,100, of which $58,000 was paid. The two assumed notes were then replaced with a new $80,100 note payable equally over 12 months beginning January 15, 2000, plus interest at 10%. As of December 31, 2000, the new note was fully paid. Additionally, Mr. Battendieri held a promissory note for a capital loan made to Organic Ingredients, which had a balance due as of October 6, 1999 of $102,000. As a result of the Merger, the Company also assumed this note. The note is being amortized over 60 months, with interest at 10%. During 2000, the Company made payments of $23,900 to Mr. Battendieri representing principal and interest payments under the note.

Also in connection with the Merger, the Company assumed a promissory note held by Mr. Stern for the advance of funds to Organic Ingredients. At October 6, 1999 the outstanding balance due including principal and interest was $110,400. The note is being amortized over 60 months, with interest at 10%. During 2000, the Company made payments of $25,800 to Mr. Stern representing principal and interest payments under the note.

In expectation of and for the purpose of funding cash requirements with respect to the Merger, the Company completed a private placement of 16 Units in October 1999. Each Unit consisted of a $25,000 unsecured and subordinated promissory note bearing interest at 10%, plus warrants to purchase 10,000 shares of common stock at $.01 per share from January 1, 2000 to September 30, 2000. Net proceeds of approximately $370,000 were received, after offering expenses of approximately $30,000. Several of the investors in the Units were already share/warrant holders of the Company.

The Company has retained Moore Consulting Company for consulting and management advisory services. Moore Consulting is operated as a sole proprietorship by Phillip Moore, a non-executive Director of the Company. During 2000, the Company made payments of $45,000 to Moore Consulting Company for management advisory services.

In February 2001 Thomas Simone, a non-executive Director of the Company, purchased 160,000 shares of SPOP restricted common stock in a transaction approved by the Company's Board of Directors. The shares were purchased at $.3125 per share, the closing price of the Company's common stock as quoted on the NASDAQ Over the Counter Bulletin Board system on the date the Board approved the transaction. In addition to the shares purchased, the Company issued common stock purchase warrants to Mr. Simone for an additional 160,000 shares at the same price, which expire five years from the date issued.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

     (a)  Exhibits:

Exhibit No.    Title
- -----------    -----

1.01           Form of Representatives' Warrant (1)
1.02           Form of Amended Representatives' Warrant (1)
2.01           January 21, 1998 Agreement of Purchase and Sale of Assets
               between the Registrant and Sunny Farms Corporation (2)
2.02           February 10, 1998 Amendment to Agreement of Purchase and Sale
               of Assets between the Registrant and Sunny Farms Corporation(2)
3.01           Form of Amended and Restated Articles of Incorporation
               of Spectrum Organic Products, Inc. (4)
3.02           Bylaws of the Registrant (1)
10.01          Office and Warehouse Lease (Morgan Hill, California) (1)
10.02          Employment Agreement with Mr. Battendieri (1)
10.03          Merger Agreement between the Registrant (Garden Valley
               Naturals, Inc.) and Organic Food Products, Inc. (1)
10.04          Loan Agreement with Mr. Steel (1)
10.05          Stock Redemption Agreement with Messrs. Nicholson and Reedy (1)
10.06          Settlement Agreement with Mr. Nicholson (1)
10.07          First Amendment to Stock Redemption Agreement (1)
10.08          Amendment to Promissory Notes issued to Messrs. Nicholson and
               Reedy (1)
10.09 Form of Subscription Agreement, Promissory Note and Warrant for Bridge Loan (1)
10.10          1995 Stock Option Plan (3)
10.11          Incentive Stock Option Agreement (3)
10.12          Non-qualified Stock Option Agreement (3)
10.13 Agreement and Plan of Merger and Reorganization dated May 14, 1999 by and between Organic Food Products, Inc and Organic Ingredients, Inc. (4)
10.14 Agreement and Plan of Merger and Reorganization dated May 14, 1999 by and between Organic Food Products, Inc. and Spectrum Naturals, Inc. (4)
10.15          Form of Organic Food Products, Inc. Employment Agreement (4)
10.16          Form of Organic Food Products, Inc. Shareholder Lock-up Agreement
               (4)
10.17 Form of Voting Agreement dated May 14, 1999 between Spectrum Naturals, Inc. and certain shareholders of Organic Food Products, Inc. (4)
10.18 October 6, 1999 Credit and Security Agreement by and between Organic Food Products, Inc., Organic Ingredients, Inc., Spectrum Naturals, Inc. and Spectrum Commodities, Inc. and Wells Fargo Business Credit, Inc. (5)
10.19 September 23, 1999 Private Placement Memorandum by Organic Food Products, Inc. (5)

10.20 Settlement Agreement and Mutual Release dated November 12, 1999 by and between Spectrum Organic Products, Inc. and Global Natural Brands, Ltd.
10.21 Subordination Agreement dated October 6, 1999 by and between Debora Bainbridge Phillips and Wells Fargo Business Credit, Inc.
10.22 Fifth Amendment to Redemption Agreement dated October 6, 1999 by and between Spectrum Naturals, Inc., Organic Food Products, Inc., Jethren Phillips and Debora Bainbridge Phillips.
10.23 Fourth Amendment to Redemption Agreement dated July 12, 1999 by and between Spectrum Naturals, Inc., Jethren Phillips and Debora Bainbridge Phillips.
10.24 Third Amendment to Redemption Agreement dated July 9, 1999 by and between Spectrum Naturals, Inc., Jethren Phillips and Debora Bainbridge Phillips.
10.25 Second Amendment to Redemption Agreement dated July 2, 1999 by and between Spectrum Naturals, Inc., Jethren Phillips and Debora Bainbridge Phillips.
10.26 First Amendment to Redemption Agreement dated September 11, 1998 by and between Spectrum Naturals, Inc., and Debora Bainbridge Phillips.
10.27 Redemption Agreement dated November 1, 1996 by and between Spectrum Naturals, Inc. and Debora Bainbridge Phillips.
10.28 Guaranty Agreement dated June 6, 1997 by and between Spectrum Naturals, Inc., Debora Bainbridge Phillips and Jethren Phillips.
10.29 Pledge Agreement dated June 6, 1997 by and between Spectrum Naturals, Inc., Debora Bainbridge Phillips and Richard W. Abbey, Attorney at Law.
10.30 Promissory Note dated June 6, 1997 by and between Spectrum Naturals, Inc. and Debora Bainbridge Phillips.
10.31 Settlement Agreement and Release dated March 28, 1999 by and between Spectrum Naturals, Inc. and Nimbus Publications, Inc.
10.32 Assignment of Food Processing and Packing Credit Agreement dated November 27, 2000 by and between Triple H Food Processors, Inc. and Tri H Investors to Spectrum Organic Products, Inc.
10.33 Agreement for Purchase and Sale of Fixtures dated November 27, 2000 by and between Spectrum Organic Products, Inc.
               and Tri H Investors.
10.34 Letter dated February 16, 2001 from Spectrum Organic Products, Inc. to the note holders under the private placement completed on October 6, 1999, offering them the option of converting their notes, which are in default, to equity or a new note with a three year payment schedule with interest at 10% and common stock purchase warrants.

(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, File No. 333-22997, declared effective on August 11, 1997.

(2) Incorporated by reference to exhibits filed with the Registrant's Form 8-K on February 25, 1998.

(3) Incorporated by reference to exhibits filed with the Registrant's Form S-8 on August 30, 2000.

(4) Incorporated by reference to annexes filed with the Registrant's Joint Proxy Registration Statement on Form S-4, File No. 333-83675, declared effective July 30, 1999.

(5) Incorporated by reference to exhibits filed with the Registrant's Form 10-KSB on October 13, 1999.


     (b)  Reports on Form 8-K during the quarter ended December 31, 2000:

None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Petaluma, California, on March 30, 2001.

                                      Spectrum Organic Products, Inc.


                                      By:  /s/  Robert B. Fowles
                                        ---------------------------------------
                                                Robert B. Fowles
                                                Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                         Title                         Date
         ---------                         -----                         ----

/s/   Jethren P. Phillips        Chief Executive Officer and           3-30-01
- -----------------------------    Chairman of the Board
      JETHREN P. PHILLIPS

/s/   Robert B. Fowles           Chief Financial Officer               3-30-01
- -----------------------------
      ROBERT B. FOWLES

/s/   Larry D. Lawton            Controller (Principal Accounting      3-30-01
- -----------------------------    Officer)
      LARRY D. LAWTON


/s/   John R. Battendieri        Director                              3-30-01
- -----------------------------
      JOHN R. BATTENDIERI


/s/   Charles A. Lynch           Director                              3-30-01
- -----------------------------
      CHARLES A. LYNCH


/s/   Phillip L. Moore           Director                              3-30-01
- -----------------------------
      PHILLIP L. MOORE


/s/   Thomas B. Simone           Director                              3-30-01
- -----------------------------
      THOMAS B. SIMONE