Form 10-Q
period 2001-03-31
SPECTRUM ORGANIC PRODUCTS INC
filed 2001-05-14
CIK 1034992

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ________________


                          Commission File No. 333-22997

                         SPECTRUM ORGANIC PRODUCTS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           California                                         94-3076294
 ------------------------------                          ---------------------
(State or other jurisdiction of                         (I. R. S. Employer
 incorporation or organization)                         Identification  Number)

         133 Copeland Street
         Petaluma, California                                    94952
 --------------------------------------                        --------
(Address of principal executive offices)                      (Zip Code)

                                  (707)778-8900
                            -------------------------
                            Issuer's telephone number

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan conformed by court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 45,140,354 shares as of May 11, 2001. Transitional Small Business Disclosure
Format: Yes [ ] No [ X ]



PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                               SPECTRUM ORGANIC PRODUCTS, INC.
                                       BALANCE SHEETS

                                           ASSETS
                                                                (Unaudited)
                                                                 March 31,     December 31,
                                                                   2001            2000
                                                               ------------    ------------
Current Assets:
   Cash                                                        $      1,000    $        900
   Accounts receivable, net                                       3,719,200       2,971,700
   Inventories, net                                               7,694,800       6,676,400
   Prepaid expenses and other current assets                        101,500          84,600
                                                               ------------    ------------
     Total Current Assets                                        11,516,500       9,733,600

Property and Equipment, net                                       3,175,700       3,254,900

Other Assets:
   Goodwill, net                                                  9,495,600       9,721,100
   Other assets, net                                                139,700         131,800
                                                               ------------    ------------
Total Assets                                                   $ 24,327,500    $ 22,841,400
                                                               ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Bank overdraft                                              $    856,600    $    539,000
   Line of credit                                                 6,312,800       5,432,200
   Accounts payable, trade                                        6,442,300       6,057,600
   Accrued expenses                                                 833,300         715,400
   Current maturities of notes payable, former stockholder          375,000         375,000
   Current maturities of notes payable and capitalized lease
     obligations                                                    967,700       1,312,900
   Current maturities of notes payable, stockholders                140,000         110,800
                                                               ------------    ------------
     Total Current Liabilities                                   15,927,700      14,542,900

Notes payable, former stockholder, less current maturities          874,300         961,400
Notes payable, stockholders, less current maturities                286,400         337,200
Notes payable and capitalized lease obligations, less
  current maturities                                                387,000         149,900
                                                               ------------    ------------
Total Liabilities                                                17,475,400      15,991,400
                                                               ------------    ------------
Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, 5,000,000 shares authorized, no
     shares issued or outstanding                                      --              --
   Common stock, no par value, 60,000,000 shares authorized,
     45,140,354 and 44,495,828 issued and outstanding at
     March 31, 2001 and December 31, 2000, respectively           8,745,200       8,616,200
   Additional paid-in capital                                       345,100         304,200
   Accumulated deficit                                           (2,238,200)     (2,070,400)
                                                               ------------    ------------
Total Stockholders' Equity                                        6,852,100       6,850,000
                                                               ------------    ------------
Total Liabilities and Stockholders' Equity                     $ 24,327,500    $ 22,841,400
                                                               ============    ============


                        The accompanying notes are an integral part
                                of the financial statements.

                                             2

                         SPECTRUM ORGANIC PRODUCTS, INC.
                            STATEMENTS OF OPERATIONS


                                                           (Unaudited)
                                                       Three Months Ended
                                                   March 31,         March 31,
                                                     2001              2000
                                                 ------------      ------------

Gross Sales                                      $ 11,002,600      $ 11,424,800
Discounts and Allowances                              790,600           648,500
                                                 ------------      ------------
Net Sales                                          10,212,000        10,776,300
Cost of Goods Sold                                  7,463,700         7,973,600
                                                 ------------      ------------
Gross Profit                                        2,748,300         2,802,700
                                                 ------------      ------------
Operating Expenses:
   Sales and Marketing                              1,584,100         1,856,700
   General and Administrative                         843,700           840,100
   Amortization of Goodwill                           225,400           219,000
                                                 ------------      ------------
   Total Operating Expenses                         2,653,200         2,915,800
                                                 ------------      ------------
Income (Loss) from Operations                          95,100          (113,100)
                                                 ------------      ------------
Other Income (Expense):
   Interest Expense                                  (281,200)         (309,100)
   Gains/(Losses) on Sale of Assets                    (2,500)           50,000
   Other                                               20,800            (1,100)
                                                 ------------      ------------
Total Other Expenses                                 (262,900)         (260,200)
                                                 ------------      ------------

Loss Before Taxes                                    (167,800)         (373,300)
Provision for Income Tax Expense                         --                --
                                                 ------------      ------------
Net Loss                                         $   (167,800)     $   (373,300)
                                                 ============      ============

Basic and Fully Diluted Loss Per Share           $       0.00      $      (0.01)
                                                 ============      ============
Weighted Average Shares Outstanding                44,785,702        43,914,186
                                                 ============      ============


                   The accompanying notes are an integral part
                          of the financial statements.



                                SPECTRUM ORGANIC PRODUCTS, INC.
                                   STATEMENTS OF CASH FLOWS


                                                                         (Unaudited)
                                                                     Three Months Ended
                                                                   March 31,       March 31,
                                                                     2001            2000
                                                                 ------------    ------------
Net Loss                                                         $   (167,800)   $   (373,300)
  Adjustments to Reconcile Net Loss to Net
   Cash Used in Operating Activities:
  Provision for allowances against receivables                        (86,900)         15,100
  Provision for reserves for inventory obsolescence                   (37,800)
  Depreciation and amortization                                        99,600         208,900
  Amortization of goodwill                                            225,400         219,000
  Loss (Gain) on sale of assets                                         2,500         (50,000)
  Imputed interest on note payable, former stockholder                  6,600          18,800
  Imputed interest on common stock purchase warrants                   29,300            --
  Amortization of original issue discount on
    unsecured subordinated notes                                         --            55,200
  Restricted shares issued in lieu of Directors fees                   20,000            --

Changes in Assets and Liabilities:
   Accounts receivable                                               (680,700)       (810,200)
   Inventories                                                       (980,600)        638,800
   Prepaid expenses and other current assets                           21,200         (35,800)
   Other assets                                                       (13,800)         (1,200)
   Accounts payable                                                   462,200        (255,600)
   Accrued expenses                                                   118,700        (280,700)
   Income tax payable                                                    --           (13,300)
                                                                 ------------    ------------
Net Cash Used in Operating Activities                                (982,100)       (664,300)
                                                                 ------------    ------------

Cash Flows from Investing Activities:
   Purchase of property and equipment                                (100,800)        (89,900)
   Proceeds from sale of assets                                         5,500          50,000
                                                                 ------------    ------------
Net Cash Used in Investing Activities                                 (95,300)        (39,900)
                                                                 ------------    ------------

Cash Flows From Financing Activities:
   Increase in checks drawn against future deposits                   317,600         445,900
   Proceeds from lines of credit                                   10,245,700      11,002,900
   Repayment of lines of credit                                    (9,365,100)    (10,502,200)
   Repayment of notes payable, former stockholder                     (93,700)        (93,800)
   Repayment of notes payable to stockholders                         (24,800)        (68,600)
   Proceeds of notes payable                                           50,000          60,000
   Repayment of notes payable                                         (85,000)       (130,500)
   Repayment of capitalized lease obligations                         (17,200)        (10,100)
   Warrants exercised                                                    --               600
   Restricted shares sold to non-executive Director                    50,000            --
                                                                 ------------    ------------
Net Cash Provided by Financing Activities                           1,077,500         704,200
                                                                 ------------    ------------
Net Increase in Cash                                                      100               0
Cash, beginning of the year                                               900           1,100
                                                                 ------------    ------------
Cash, end of the period                                          $      1,000    $      1,100
                                                                 ============    ============
Supplemental Disclosure of Cash Flow Information:
   Cash paid for income taxes                                    $       --      $      1,400
   Cash paid for interest                                        $    260,700    $    225,900
                                                                 ============    ============


                          The accompanying notes are an integral part
                                 of the financial statements.

                                              4

SPECTRUM ORGANIC PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation:

     These are unaudited interim financial statements and include all adjustments (consisting of normal recurring accruals) which, in the opinion of Management, are necessary in order to make the financial statements not misleading. Certain reclassifications have been made to the March 31, 2000 unaudited interim financial statements to be consistent with the presentation at March 31, 2001. These reclassifications had no impact on net income or retained earnings. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2001. These financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include certain disclosures required by generally accepted accounting principles. Accordingly, the statements should be read in conjunction with Spectrum Organic Products, Inc. financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000.

2.   Business Combination:

     On October 6, 1999, Spectrum Naturals, Inc. ("SNI"), its affiliate Spectrum Commodities, Inc. ("SCI") and Organic Ingredients, Inc. ("OI"), all California corporations, were merged with and into Organic Food Products, Inc. ("OFPI"), also a California corporation (the "Merger"). Effective with the Merger, the newly combined entity changed its name to Spectrum Organic Products, Inc. Together, SNI and SCI prior to the Merger and the combined companies after the Merger are referred to as "the Company" or "SPOP".

     As a result of the Merger, SNI stockholders received 4,699.53 shares of OFPI stock in exchange for each share of SNI stock previously held, for a total of 32,336,495 shares representing approximately 73.8% of the outstanding common stock after the Merger. OI stockholders received 39.5 shares of OFPI stock in exchange for each share of OI stock previously held, for a total of 3,950,000 shares representing approximately 9.0% of the outstanding common stock after the Merger. Existing OFPI stockholders held 7,275,665 of the outstanding shares, or approximately 17.2% of the common stock outstanding after the Merger. Since a controlling interest in the Company is held by former SNI stockholders after the Merger, the transaction was accounted for as a reverse acquisition, with SNI as accounting acquirer and OFPI and OI as accounting acquirees.

3.   Plant Closure:

     In May 2000, the Company committed to a plan to close its leased manufacturing facility in Morgan Hill, California. Production of the OFPI brands at this facility were transferred to a third-party co-packer which also purchased certain manufacturing equipment from the Company. As a result, production at the Morgan Hill facility ceased on July 21, 2000. The facility currently remains under lease while the Company returns the facility to its condition on the date it was leased. Management is cooperating with the owner to secure new tenants and anticipates being free of its obligations under the lease or of sub-leasing the facility by September 30, 2001. Rental payments for the three-month period ended March 31, 2001 for the Morgan Hill facility were $21,200. All rental payments through September 30, 2001 have been accrued and are included in accounts payable at March 31, 2001.

4.   Inventories:

     Inventories consisted of the following:

                                                    March 31,     December 31,
                                                      2001           2000
                                                   -----------    -----------

     Raw materials                                 $ 1,455,900    $ 1,130,300
     Finished goods                                  6,766,600      6,111,600
                                                   -----------    -----------
     Total Inventories                               8,222,500      7,241,900

     Less: Provision for obsolete inventory           (527,700)      (565,500)
                                                   -----------    -----------
     Net Inventories                               $ 7,694,800    $ 6,676,400
                                                   ===========    ===========


5.   Commitments and Contingencies:

     Litigation and Settlements
     --------------------------

     In November 1998, Global Natural Brands, Ltd. ("Global"), a company that had provided management consulting services for OFPI filed suit alleging unpaid wages and seeking money damages and injunctive relief. In April 2000, a settlement was reached with this company (which is also a stockholder), and the case was dismissed. Under the terms of the settlement and release, SPOP paid Global a total cash consideration of $145,000, and issued 400,000 shares of SPOP stock, which were valued at the closing market price on the date of settlement. In addition, SPOP will issue to Global options to purchase 225,000 common shares at $2.25 per share over an option term that expires on October 31, 2002. The options have not been issued yet due to ongoing discussions with Global concerning language to be included in the stock option agreement regarding any potential subsequent sale or merger of the Company. The estimated fair value of the options of $27,400 was included in accounts payable at March 31, 2001.

     In February 1998, OFPI acquired the natural fruit juice and water bottling operations of Sunny Farms Corporation for cash and common stock. A portion of the common stock consideration was held in escrow, contingent upon earn-out calculations for the year following the acquisition. Subsequently, Sunny Farms sought voluntary relief pursuant to chapter 7 of the U.S. Bankruptcy Code in November 1998. In October 2000, attorneys for the bankruptcy trustee filed a complaint against the Company in the U.S. Bankruptcy Court for the Northern District of California, challenging the Company's earn-out calculations and requesting that a portion of the common stock held in escrow be released.

     The Company and the Sunny Farms bankruptcy trustee have reached an agreement in principal subsequent to March 31, 2001 regarding the earn-out calculations and subsequent shares to be released from escrow. An estimated accrual of $100,000 for common shares to be released was included in accounts payable at March 31, 2001.

     In October 2000, the Company was notified by counsel for GFA Brands, Inc. that nutritional claims pertaining to Spectrum Naturals Organic Margarine were infringing upon two patents issued in the United States that pertain to particular fat compositions suitable for human ingestion. The patent holder exclusively licensed each of these patents to GFA Brands. Management believes that its product does not infringe upon either patent, and further, that the patents are unenforceable in any case. Management has engaged legal counsel that specialize in this area and received an opinion letter in February 2001 confirming that, in the opinion of counsel, the manufacture or sale of Spectrum Naturals Organic Margarine does not infringe upon the GFA patents, either literally or under the doctrine of equivalents. Management believes it has meritorious defenses and that a loss is not probable at this time, therefore, no provision for loss has been recorded at March 31, 2001.

     Liquidity
     ---------

     At March 31, 2001, the Company had negative working capital and was in technical default of certain financial loan covenants with its primary lender, Wells Fargo Business Credit ("WFBC"). As a result of the default, WFBC has assessed an additional 100 basis points to the interest rates charged under the revolving line of credit and the term debt. Management is currently in negotiations with WFBC to establish new financial covenants and believes that upon completion of those negotiations, the Company will be back in compliance.

     Furthermore, as of April 1, 2000 the Company was in default under $420,000 of subordinated promissory notes issued via a private placement to close the Merger. As a result of the default, the interest rate under the notes was increased from 10% to 15%, and 240,000 additional common stock warrants to purchase SPOP common stock at $0.01 per share were granted during 2000. As of March 31, 2001 all of the additional warrants had been exercised by the note holders.

     In February 2001, the Company attempted to clear the default by offering the private placement note holders the option of converting their notes to equity at a discounted price to the market value of SPOP stock, or a three year payment schedule calling for interest only during 2001, with principal and interest thereafter, plus common stock purchase warrants, retroactive to October 1, 2000, equal to 10% of the outstanding principal, at the closing bid price of SPOP stock at each quarter-end until the note is retired. As of March 31, 2001, two note holders representing $52,500 of the outstanding principal had elected the conversion to equity, seven note holders representing $236,300 of the outstanding principal had elected the payment schedule with common stock purchase warrants, and three had not yet made a choice. Accordingly, at March 31, 2001, the Company has reclassified $52,500 of the notes from current liabilities to common stock and $209,200 of the notes from current liabilities to long-term notes payable.

     For those note holders who elected the conversion to common stock, non-cash interest expense of $6,500 was recorded during the three months ended March 31, 2001 for the beneficial pricing effect upon conversion. For those note holders who elected the payment schedule with common stock purchase warrants, non-cash interest expense of $24,300 was recorded during the first quarter for the value of the warrants.

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

Introduction:

On October 6, 1999, Spectrum Naturals, Inc. ("SNI") and its affiliate, Spectrum Commodities, Inc. ("SCI"), and Organic Ingredients, Inc. ("OI"), California corporations were merged with and into Organic Food Products, Inc. ("OFPI" or the "Registrant"), (collectively "SPOP" or the "Company"), pursuant to the Agreement and Plan of Merger and Reorganization, dated May 14, 1999 (the "Merger").

As a result of the Merger, SNI stockholders received 4,669.53 shares of OFPI stock in exchange for each share of SNI stock previously held, for a total of 32,336,495 shares representing approximately 73.8% of the outstanding common stock after the Merger. OI stockholders received 39.5 shares of OFPI stock in exchange for each share of OI stock previously held, for a total of 3,950,000 shares representing approximately 9.0% of the outstanding common stock after the Merger. Existing OFPI stockholders held 7,275,665 of the outstanding shares, or approximately 17.2% of the common stock outstanding after the Merger. Since a controlling interest in the Company is held by former SNI stockholders after the Merger, the transaction was accounted for as a reverse acquisition, with SNI as accounting acquirer and OFPI and OI as accounting acquirees.

Upon the effective date of the Merger, SNI, SCI and OI ceased to exist, the Registrant continued as the surviving legal entity, and immediately changed its name to Spectrum Organic Products, Inc.


--------------------------------------------------------------------------------
Results of Operations for the Three Month Periods Ending March 31, 2001 and March 31, 2000
--------------------------------------------------------------------------------

Summary of Results:

Management believes that Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") is an important measure of the Company's operating performance. For the three months ended March 31, 2001, EBITDA was $420,200 compared to $314,800 for the prior year, an increase of $105,400 or 33.5%. The improved performance in 2001 was primarily attributable to lower marketing expenditures, partially offset by slightly lower gross profits in 2001.

Revenues:

SPOP's gross sales for the three months ended March 31, 2001 were $11,002,600 compared to $11,424,800 for 2000, a decrease of $422,200, or 3.7% versus 2000.
The decrease in 2001 was primarily due to lower sales of industrial organic ingredients and the closeout sales of Sunny Farms beverage products during 2000, partially offset by higher sales of branded culinary products and nutritional supplements. Within the branded culinary products, sales were significantly higher than prior year in packaged oil (+15%) and packaged mayonnaise (+13%). Nutritional supplement sales increased 11% versus the prior year.

During the three months ended March 31, 2001 and 2000, gross sales by source were as follows:

                                                   2001              2000
                                                   ----              ----

Consumer Brands - Culinary Products            $  4,993,200      $  4,925,700
Consumer Brands - Nutritional Supplements         2,234,500         2,022,400
Industrial Ingredients                            3,086,800         4,172,500
Private Label Products                              688,100           304,200
                                               ------------      ------------
  Total Gross Sales                            $ 11,002,600      $ 11,424,800
                                               ============      ============

Discounts and allowances as a percent of gross sales increased to 7.2% of gross sales for 2001 compared to 5.7% in 2000. The increase was primarily the result of increased promotion levels on nutritional supplements in both liquid and capsule forms, as well as pasta sauces and packaged oils on the culinary side.

Cost of Goods Sold:

The Company's cost of goods sold decreased as a percent of gross sales for the three-month period ended March 31, 2001 to 67.8% compared to 69.8% for the same period in 2000. The decrease was due primarily to the lower costs associated with the tomato-based products formerly produced at the Morgan Hill facility. On July 21, 2000, SPOP ceased manufacturing the pasta sauce and salsa product lines at its leased Morgan Hill, California facility. The products are now produced by a third-party co-packer, which has enabled the Company to close the Morgan Hill facility. As a result of this change, the Company's cost of goods sold for the tomato-based products has been sharply reduced, since the Morgan Hill facility was inefficient and under-utilized.

Gross Profit:

Gross profit for 2001 was $2,748,300 versus $2,802,700 for 2000, a decrease of $54,400 or 1.9%. Gross profit as a percentage of gross sales was 25.0% for 2001 versus 24.5% for 2000, primarily due to the inclusion of the non-profitable closeout sales of the Sunny Farms beverage products in the prior year. Also contributing to the higher gross margin in 2001 was an improved sales mix, which featured lower industrial sales and higher sales of the Company's consumer branded culinary and nutritional supplement products.

Sales and Marketing Expenses:

The Company's sales and marketing expenses for 2001 were $1,584,100 or 14.4% of gross sales, versus $1,856,700 or 16.3% of gross sales for 2000. The decrease as a percent of sales in 2001 was primarily attributable to higher advertising expenses in the prior year and reduced broker commissions in 2001.

General and Administrative Expenses:

The Company's general and administrative expenses for 2001 were $843,700 or 7.7% of gross sales, versus $840,100 or 7.4% of gross sales for 2000. There were no significant variances in spending versus the prior year levels.

Amortization of Goodwill:

The Company recorded goodwill of $10,848,200 in connection with the Merger. Amortization expense for 2001 was $225,400, based on a twelve-year amortization schedule, versus $219,000 of amortization expense for 2000.

Interest Expense:

The Company's interest expense for 2001 was $281,200 versus $309,100 for 2000. The reduction of $27,900 or 9.0% was primarily attributable to lower non-cash interest expenses associated with the private placement notes.

Gains or Losses on Sale of Assets:

Gains or losses on the sale of assets for the three months ended March 31, 2000 includes a $50,000 gain on the sale of the Sunny Farms and Pacific Rim trademarks.

Net Loss:

The Company reported a net loss of $167,800 and $373,300 for the three-month periods ended March 31, 2001 and March 31, 2000, respectively. The improvement in 2001 was primarily due to reduced marketing expenses, partially offset by slightly lower gross profit in 2001.

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

Liquidity and Capital Resources:

The Company's bank overdraft as of March 31, 2001 was $856,600 compared to $539,000 at December 31, 2000. During 2001, the Company used $982,100 in cash from operating activities, compared to using $664,300 in cash in 2000. The additional cash used was primarily due to higher inventory and accounts receivable levels in 2001, financed by higher trade payables and increased borrowings under the line of credit. Cash used in investing activities was $95,300 in 2001 compared to $39,900 in 2000, which primarily reflected the sale of the Sunny Farms and Pacific Rim trademarks during 2000. Cash provided by financing activities was $1,077,500 in 2001 compared to $704,200 in 2000. The increase in funds provided from financing during 2001 primarily reflected lower payments against notes payable and higher net proceeds from the revolving credit line.

In connection with the Merger, the Company paid down the existing debt and lines of credit of SNI, OFPI and OI with a new loan facility totaling $11,717,000 with Wells Fargo Business Credit ("WFBC"). The new facility, consisting of term debt and a revolving line of credit, is secured by substantially all assets of the Company, and bears interest at prime plus 1% to 1+1/4%. Advances under the revolving line of credit are limited to a borrowing base consisting of certain accounts receivable and inventory. Also included in the facility are two term notes requiring payment over 60 months. Due to operating losses following the Merger, the Company is in default of certain financial covenants that were based on financial projections made at the time the facility was put in place. As a result of the default, WFBC began assessing an additional 100 basis points to the interest rates charged for the revolving line of credit and the two term notes as of July 17, 2000. Due to the default status, the Company has classified the entire balance due under the two term notes as a current liability. Management is currently in negotiations to reset the financial covenants to more accurately match the Company's financial condition and future projections.

Also in connection with the Merger, the Company completed a private placement of 16 Units to twelve individual investors in October 1999. Each Unit consisted of a $25,000 unsecured and subordinated promissory note, with a six-month term, bearing interest at 10%, plus warrants to purchase 10,000 shares of common stock at $.01 per share. As of April 1, 2000, the Company was in default on the repayment of the promissory notes. As a condition of the default the accrued interest through March 31, 2000 of $20,000 was added to the principal, the interest rate increased to 15% and the note holders were granted 15,000 additional penny warrants per Unit during 2000. As of March 31, 2001 all of the initial 160,000 common stock purchase warrants and all of the 240,000 default warrants had been exercised by the note holders.

In February 2001, the Company attempted to clear the default by offering the private placement note holders the option of converting their notes to equity at a discounted price to the market value of SPOP stock, or a three year payment schedule calling for interest only during 2001, with principal and interest thereafter, plus common stock purchase warrants, retroactive to October 1, 2000, equal to 10% of the outstanding principal, at the closing bid price of SPOP stock at each quarter-end until the note is retired. As of March 31, 2001, two note holders representing $52,500 of the outstanding principal had elected the conversion to equity, seven note holders representing $236,300 of the outstanding principal had elected the payment schedule with common stock purchase warrants, and three had not yet made a choice. Accordingly, at March 31, 2001, the Company has reclassified $52,500 of the notes from current liabilities to common stock and $209,200 of the notes from current liabilities to long-term notes payable.

For those note holders who elected the conversion to common stock, non-cash interest expense of $6,500 was recorded during the three months ended March 31, 2001 for the beneficial pricing effect upon conversion. For those note holders who elected the payment schedule with common stock purchase warrants, non-cash interest expense of $24,300 was recorded during the first quarter for the value of the warrants.

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

The Company's future results of operations and the other forward-looking statements contained in this report, in particular any statements concerning plant efficiencies, capital spending, research and development, competition, marketing and manufacturing operations and other information provided herein involve a number of risks and uncertainties. In addition to the factors discussed above, other factors that could cause actual results to differ materially are general business conditions and the general economy, competitors' pricing and marketing efforts, availability of third-party materials at reasonable prices, risk of nonpayment of accounts receivable, risk of inventory obsolescence due to shifts in market demand, timing of product introductions, and litigation involving product liabilities and consumer issues.



New Applicable Accounting Pronouncements:

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133,
"Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the adoption of this new standard on January 1, 2001 did not affect its financial statements or results of operations.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

The Company does not hold market risk sensitive trading instruments, nor does it use financial instruments for trading purposes. All sales, operating items and balance sheet data are denominated in U.S. dollars, therefore, the Company has no foreign currency exchange rate risk.

Certain Company debt items are sensitive to changes in interest rates. The following table summarizes principal cash flows and related weighted average interest rates by expected maturity date for long-term debt ($ thousands):



                                                                Expected Maturity Date
                         Outstanding                           (Years Ended December 31)
                         March 31, 2001     2001       2002       2003       2004       2005       2006+
                         --------------     ----       ----       ----       ----       ----       -----
Long Term Debt:
Fixed Rate                    $2,089.6     $506.9     $693.8     $532.9      $71.0      $35.7     $249.3
  Avg. Int. Rate                  11.5%      11.0%      10.7%      10.5%      10.0%      10.0%      10.8%
Variable Rate                   $731.6     $268.6     $268.6     $116.2      $55.2      $23.0        --
  Avg. Int. Rate                  10.3%       9.8%       9.0%       9.0%       9.0%       9.0%       --

Due to the technical default status with the Company's primary lender, the variable rate debt items in the table above have been classified as current liabilities at March 31, 2001.

Throughout the course of its fiscal year, the Company utilizes a variable interest rate line of credit at various borrowing levels. For the three months ended March 31, 2001, the average outstanding balance under the line of credit was approximately $5,931,000, with a weighted average interest rate of 10.6%.
The line of credit agreement calls for the interest rate to float at the prime rate plus 100 basis points. Due to the technical default status, the interest rate is currently set to float at the prime rate plus 200 basis points.

In the ordinary course of its business, the Company enters into commitments to purchase raw materials over a period of time, generally six months to one year, at contracted prices. At March 31, 2001, these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

                                       13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------
In November 1998, Global Natural Brands, Ltd.("Global") and its four principals filed a lawsuit against OFPI (the former Registrant) and its four principals, alleging unpaid wages and seeking money damages and injunctive relief. Global had provided managerial services to OFPI from April 1998 to October 1998, when OFPI terminated its services. In May 1999, OFPI and its principals cross-complained against Global and its principals, seeking damage for breach of contract, breach of fiduciary duty, fraud, negligence and a declaratory relief for indemnity and contribution, plus punitive damages.

SPOP assumed the litigation in connection with the Merger and reached a settlement and release with Global in April 2000, and the case was dismissed. Under the terms of the settlement and release, SPOP paid Global a total cash consideration of $145,000, and issued 400,000 shares of SPOP stock, which were valued at the closing market price on the date of settlement. In addition, SPOP will issue to Global options to purchase 225,000 common shares at $2.25 per share over an option term that expires on October 31, 2002. The options have not yet been issued due to ongoing discussions with Global concerning language to be included in the stock option agreement regarding any potential subsequent sale or merger of the Company. The estimated fair value of the options of $27,400 was included in accounts payable at March 31, 2001.

In February 1998, OFPI acquired the natural fruit juice and water bottling operations of Sunny Farms Corporation for cash and common stock. A portion of the common stock consideration was held in escrow, contingent upon earn-out calculations for the year following the acquisition. Subsequently, Sunny Farms sought voluntary relief pursuant to chapter 7 of the U.S. Bankruptcy Code in November 1998. In October 2000, attorneys for the bankruptcy trustee filed a complaint against the Company in the U.S. Bankruptcy Court for the Northern District of California, challenging the Company's earn-out calculations and requesting that a portion of the common stock held in escrow be released.

The Company and the Sunny Farms bankruptcy trustee have reached an agreement in principal subsequent to March 31, 2001 regarding the earn-out calculations and subsequent shares to be released from escrow. An estimated accrual of $100,000 for common shares to be released was included in accounts payable at March 31, 2001.

In October 2000, the Company was notified by counsel for GFA Brands, Inc. that nutritional claims pertaining to Spectrum Naturals Organic Margarine were infringing upon two patents issued in the United States that pertain to particular fat compositions suitable for human ingestion. The patent holder exclusively licensed each of these patents to GFA Brands. Management believes that its product does not infringe upon either patent, and further, that the patents are unenforceable in any case. Management has engaged legal counsel that specialize in this area and received an opinion letter in February 2001 confirming that, in the opinion of counsel, the manufacture or sale of Spectrum Naturals Organic Margarine does not infringe upon the GFA patents, either literally or under the doctrine of equivalents. Management believes it has meritorious defenses and that a loss is not probable at this time, therefore, no provision for loss has been recorded at March 31, 2001.



Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

During the three months ended March 31, 2001, the Company issued unregistered no par value restricted shares of its common stock as follows:

                                                                                         Cash and
                                                         Date                            Non-Cash
                                                        Issued        Shares Issued      Proceeds
                                                        ------        -------------      --------

Shares issued to Thomas B. Simone, a  non-
  executive Director of the Company, under
  a private sale (a)                                 Feb 14, 2001         160,000        $ 50,000

Shares issued to Charles A. Lynch and
  Phillip L. Moore, both non-executive
  Directors of the Company, in lieu of cash
  compensation for Board fees earned
  during CY 2000 (b)                                 Feb 15, 2001          64,000          20,000

Shares issued to two note holders under
  the private placement conversion offer
  to clear the default under the notes (c)           Feb 28, 2001         210,000          52,500

Default common stock purchase warrants
  exercised by the note holders under the
  private placement completed in October
  1999 (d)                                           Various              195,900           2,000
                                                                          -------        --------
Total Unregistered Restricted Common Shares Issued                        629,900        $124,500
                                                                          =======        ========


(a) These shares were purchased under a transaction approved by the Company's disinterested members of the Board of Directors. The shares were purchased at $.3125 per share, the closing price of the Company's common stock as quoted on the NASDAQ OTC Bulletin Board System on the date the Board approved the transaction. In addition to the shares purchased, the Company issued common stock purchase warrants to Mr. Simone for an additional
     160,000 shares at the same price, which expire five years from the date issued. The Company applied the proceeds received from Mr. Simone toward the expansion of its proprietary SpectraVac(TM) technology.

(b) These shares were also issued in a transaction approved by the Company's disinterested Board members. The shares were issued at $.3125 per share, the closing price of the Company's common stock as quoted on the NASDAQ OTC
     Bulletin Board System on the date the Board approved the transaction. The shares were issued in lieu of cash compensation for Board fees due to Mr.
     Lynch and Mr. Moore for CY 2000 in the amount of $10,000 each.

(c) In February 2001, the Company attempted to clear the default under the private placement notes by offering the note holders the option of converting their notes to restricted common stock at a price of $.25 per

                                       15

     share, or a three-year payment schedule calling for interest only during 2001, with principal and interest thereafter, plus common stock purchase warrants, retroactive to October 1, 2000, equal to 10.0% of the outstanding principal, at the closing bid price of SPOP stock at each quarter-end until the note is retired. On February 28, 2001, two note holders elected the conversion option and the Company issued 210,000 shares of restricted common stock in exchange for cancellation of both notes in the amount of $26,250 each.

(d) During the three months ended March 31, 2001, the remaining outstanding common stock purchase warrants issued to the private placement note holders as a result of the default were exercised at a penny per share. The proceeds were used for general corporate purposes.

All shares were issued under Regulation D of the Securities Act of 1933 (the "Act"), with resale of such shares permitted only pursuant to Rule 144 of the Act. All certificates representing the unregistered shares were endorsed with restrictive legends identifying them as unregistered under the Act.

The Company has not in the past nor does it intend to pay cash dividends on its common stock in the future. The Company intends to retain earnings, if any, for use in the operation and expansion of its business.



Item 3.  Defaults Upon Senior Securities
----------------------------------------

As of December 31, 1999 the Company was in technical default of certain financial covenants specified in its credit facility with its major lender, Wells Fargo Business Credit ("WFBC"). The facility consists of two term notes and a revolving line of credit which are secured by substantially all assets of the Company. The default occurred as a result of operating losses following the Merger which were in excess of the financial projections made by the Company at the time the credit facility was put in place. As a result of the default, WFBC began assessing an additional 100 basis points to the interest rates charged under the credit facility as of July 17, 2000. Due to the default status, the Company has classified the entire balance due under the two term notes as a current liability as of March 31, 2001.

There has been no default in the payment of any principal or interest installments, and the Company is in compliance with all other aspects of the credit facility. Management is currently in negotiation with WFBC to reset the financial covenants to more accurately match the Company's current financial position and future projections, and anticipates returning to an in-compliance status upon the completion of those negotiations.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None.



Item 5.  Other Information
--------------------------
None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
None.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 11, 2001                          SPECTRUM ORGANIC PRODUCTS, INC.

                                            By:  /s/  Robert B. Fowles
                                             ---------------------------------
                                                      Robert B. Fowles
                                                      Duly Authorized Officer &
                                                      Chief Financial Officer