Form 10-Q
period 2001-06-30
SPECTRUM ORGANIC PRODUCTS INC
filed 2001-08-07
CIK 1034992

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.


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
(State or other jurisdiction of                          (I.R.S. Employer
 incorporationor organization)                           Identification Number)

                               133 Copeland Street
                           Petaluma, California 94952
                     --------------------------------------
                    (Address of principal executive offices)

                                  (707)778-8900
                            -------------------------
                          Registrant's telephone number

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 45,560,354 shares as of August 1, 2001. Transitional Small Business Disclosure
Format: Yes [ ] No [X]



PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                                  SPECTRUM ORGANIC PRODUCTS, INC.
                                          BALANCE SHEETS

                                              ASSETS
                                                                     (Unaudited)    December 31,
                                                                    June 30, 2001       2000
                                                                    ------------    ------------
Current Assets:
   Cash                                                             $      1,000    $        900
   Accounts receivable, net                                            3,416,400       2,971,700
   Inventories, net                                                    6,009,100       6,676,400
   Prepaid expenses and other current assets                              68,600          84,600
                                                                    ------------    ------------
     Total Current Assets                                              9,495,100       9,733,600

Property and Equipment, net                                            3,144,700       3,254,900

Other Assets:
   Goodwill, net                                                       2,548,400       9,721,100
   Other assets, net                                                     130,700         131,800
                                                                    ------------    ------------
Total Assets                                                        $ 15,318,900    $ 22,841,400
                                                                    ============    ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Bank overdraft                                                   $    921,200    $    539,000
   Line of credit                                                      4,347,600       5,432,200
   Accounts payable, trade                                             4,295,600       6,057,600
   Accrued expenses                                                      836,000         715,400
   Current maturities of notes payable, former stockholder               375,000         375,000
   Current maturities of notes payable and
     capitalized lease obligations                                       790,000       1,312,900
   Current maturities of notes payable, stockholders                     123,600         110,800
                                                                    ------------    ------------
     Total Current Liabilities                                        11,689,000      14,542,900

Notes payable, former stockholder, less current maturities               802,900         961,400
Notes payable and capitalized lease obligations, less
   current maturities                                                    299,200         149,900
Notes payable, stockholders, less current maturities                     273,800         337,200
                                                                    ------------    ------------
Total Liabilities                                                     13,064,900      15,991,400
                                                                    ------------    ------------

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, 5,000,000 shares authorized, no shares issued
     or outstanding                                                         --              --
   Common stock, without par value, 60,000,000 shares authorized,
     45,560,354 and 44,495,828 issued and outstanding at June 30,
     2001 and December 31, 2000, respectively                          8,847,700       8,616,200
   Additional paid-in capital                                            370,800         304,200
   Accumulated deficit                                                (6,964,500)     (2,070,400)
                                                                    ------------    ------------
Total Stockholders' Equity                                             2,254,000       6,850,000
                                                                    ------------    ------------
Total Liabilities and Stockholders' Equity                          $ 15,318,900    $ 22,841,400
                                                                    ============    ============


                            The accompanying notes are an integral part
                                    of the financial statements

                                                2



                                          SPECTRUM ORGANIC PRODUCTS, INC.
                                             STATEMENTS OF OPERATIONS




                                                               (Unaudited)                    (Unaudited)
                                                           Three Months Ended              Six Months Ended
                                                       June 30,         June 30,        June 30,       June 30,
                                                         2001            2000            2001            2000
                                                     ------------    ------------    ------------    ------------
Gross Sales                                          $ 11,505,600    $ 12,141,000    $ 22,508,200    $ 23,565,800

Discounts and Allowances                                  874,700         760,300       1,665,300       1,461,000
                                                     ------------    ------------    ------------    ------------
Net Sales                                              10,630,900      11,380,700      20,842,900      22,104,800

Cost of Goods Sold                                      7,495,400       8,363,100      14,959,100      16,399,000
                                                     ------------    ------------    ------------    ------------
Gross Profit                                            3,135,500       3,017,600       5,883,800       5,705,800
                                                     ------------    ------------    ------------    ------------
Operating Expenses:

   Sales and Marketing                                  1,582,200       1,614,200       3,166,300       3,264,800

   General and Administrative                             882,600         847,400       1,726,400       1,779,100

   Amortization of Goodwill                               171,000         239,700         396,400         458,700

   Loss on Sale of Product Lines and Plant Closure      4,976,400         138,400       4,976,400         138,400
                                                     ------------    ------------    ------------    ------------
Total Operating Expenses                                7,612,200       2,839,700      10,265,500       5,641,000
                                                     ------------    ------------    ------------    ------------

Income (Loss) from Operations                          (4,476,700)        177,900      (4,381,700)         64,800
                                                     ------------    ------------    ------------    ------------
Other Income (Expense):

   Interest Expense                                      (245,100)       (391,800)       (526,400)       (700,900)
   Other                                                   (4,500)         12,600          14,000          61,500
                                                     ------------    ------------    ------------    ------------
Total Other Expenses                                     (249,600)       (379,200)       (512,400)       (639,400)
                                                     ------------    ------------    ------------    ------------
Loss Before Income Taxes                               (4,726,300)       (201,300)     (4,894,100)       (574,600)

Provision for Income Tax Expense                             --              --              --              --
                                                     ------------    ------------    ------------    ------------
Net Loss                                             $ (4,726,300)   $   (201,300)   $ (4,894,100)   $   (574,600)
                                                     ============    ============    ============    ============

Basic and Fully Diluted Loss Per Share               $      (0.10)   $      (0.00)   $      (0.11)   $      (0.01)
                                                     ============    ============    ============    ============

Weighted Average Shares Outstanding                    45,154,200      44,144,188      44,971,988      44,067,520
                                                     ============    ============    ============    ============


                                    The accompanying notes are an integral part
                                            of the financial statements

                                                        3



                                          SPECTRUM ORGANIC PRODUCTS, INC.
                                             STATEMENTS OF CASH FLOWS

                                                                                              (Unaudited)
                                                                                           Six Months Ended
                                                                                    June 30, 2001   June 30, 2000
                                                                                    ------------    ------------
Net Loss                                                                            $ (4,894,100)   $   (574,600)
  Adjustments to Reconcile Net Loss to Net Cash Used in Operating
    Activities:
         Provision for allowances against receivables                                    (70,500)        (20,700)
         Provision for reserves for inventory obsolescence                              (196,200)       (285,000)
         Depreciation and amortization                                                   206,000         287,800
         Amortization of goodwill                                                        396,400         458,700
         Loss on asset disposals and write-downs                                       4,976,400          88,400
         Loss on sale of fixed assets                                                     10,900            --
         Imputed interest on notes payable and conversion                                 24,000         105,500
         Imputed interest on stock warrants issued                                        38,700            --
         Increase in cash surrender value of life insurance                                 --           (10,200)
         Amortization of original issue discount on unsecured and
           subordinated notes payable                                                       --            55,200

  Changes in Assets and Liabilities:
         Accounts receivable                                                            (292,000)     (1,029,500)
         Inventories                                                                      35,400         651,500
         Prepaid expenses and other assets                                                28,300          23,900
         Accounts payable                                                             (1,684,900)          5,000
         Accrued expenses                                                                120,600        (346,400)
                                                                                    ------------    ------------
Net Cash Used In Operating Activities                                                 (1,301,000)       (590,400)
                                                                                    ------------    ------------
Cash Flows from Investing Activities:
  Purchase of property and equipment                                                    (189,400)       (196,800)
  Proceeds from sale of assets                                                             5,500          53,000
  Proceeds from sale of product lines and related inventories                          2,696,000            --
  Merger-related expenses charged to goodwill                                               --          (127,600)
  Transaction fees on sale of product lines                                             (139,400)           --
                                                                                    ------------    ------------
Net Cash Provided by (Used in) Investing Activities                                    2,372,700        (271,400)
                                                                                    ------------    ------------
Cash Flows from Financing Activities:
  Increase in checks drawn against future deposits                                       382,200         530,700
  Proceeds from lines of credit                                                       22,011,300      20,849,000
  Repayment of lines of credit                                                       (23,095,900)    (20,205,000)
  Repayment of notes payable, former stockholder                                        (171,900)       (237,500)
  Repayment of notes payable to stockholders                                             (50,500)       (107,400)
  Proceeds from notes payable                                                             50,000         252,100
  Repayment of notes payable                                                            (232,200)       (193,200)
  Repayment of capitalized lease obligations                                             (34,600)        (27,400)
  Restricted shares purchased by board members                                            70,000            --
  Warrants exercised                                                                        --               600
                                                                                    ------------    ------------
Net Cash Provided by (Used in) Financing Activities                                   (1,071,600)        861,900
                                                                                    ------------    ------------
Net Increase In Cash                                                                         100             100

Cash, beginning of the year                                                                  900           1,100
                                                                                    ------------    ------------
Cash, end of the period                                                             $      1,000    $      1,200
                                                                                    ============    ============

Supplemental Disclosure of Cash Flow Information:
  Cash paid for income taxes                                                        $        800    $      1,600
  Cash paid for interest                                                            $    477,500    $    584,600

Non-Cash Financing Activities:
 Conversion of notes payable to common stock                                        $    157,500            --


                                    The accompanying notes are an integral part
                                            of the financial statements

                                                        4

SPECTRUM ORGANIC PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation:

     The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They include all adjustments, which in the opinion of Management, are necessary in order to make the financial statements not misleading. Operating results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2001. These financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include certain disclosures required by generally accepted accounting principles. Accordingly, the statements should be read in conjunction with Spectrum Organic Products, Inc. financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000.

     Certain reclassifications have been made to the prior year unaudited interim financial statements to be consistent with the presentation at June 30, 2001. These reclassifications had no impact on net income or retained earnings.

2.   Business Combination:

     On October 6, 1999, Spectrum Naturals, Inc. ("SNI"), its affiliate Spectrum Commodities, Inc. ("SCI") and Organic Ingredients, Inc. ("OI"), all California corporations, were merged with and into Organic Food Products, Inc. ("OFPI"), also a California corporation (the "Merger"). Effective with the Merger, the newly combined entity changed its name to Spectrum Organic Products, Inc. Since former SNI stockholders hold a controlling interest in the Company after the Merger, the transaction was accounted for as a reverse acquisition, with SNI as accounting acquirer and OFPI and OI as accounting acquirees. Together, SNI and SCI prior to the Merger and the combined companies after the Merger are referred to as the "Company" or "SPOP".

3.   Sale of Product Lines:

     On June 11, 2001, the Company sold its tomato-based product lines to Acirca, Inc., an unrelated third party, in a transaction approved by unanimous vote of the Company's Board of Directors. Acirca has been, and may continue to be, a customer of the Company, purchasing organic ingredients from the Company. The assets sold included inventories, trademarks and goodwill associated with the Millina's Finest, Garden Valley Natural, Parrot and Frutti di Bosco brands of pasta sauces and salsas, as well as children's meals sold under the Grandma Millina's Kitchen Kids' Meals brand and certain private label pasta sauce and salsa products.

     The total consideration paid to the Company in connection with the sale was $3,128,100 in cash, which included $778,100 paid in consideration for saleable inventory sold to Acirca. Also included in the total amount of consideration paid to the Company was $350,000 deposited in an escrow account to be applied towards indemnity claims of Acirca and, to the extent not utilized for any indemnity claims of Acirca, released to the Company in two equal installments at the six month and one year anniversaries of the sale. Because of this contingency, the $350,000 in escrow was not recorded as part of the consideration received on the sale.



     Since the product lines sold comprised all of the remaining assets of OFPI, the remaining net goodwill associated with the reverse acquisition of OFPI in October 1999 of $6,776,200 has been written-off as part of the entry to record the sale. Accordingly, the Company has recorded a non-cash loss on the sale of the product lines of $4,976,400 in the month of June, which was computed as follows:

       Total cash consideration                                              $3,128,100
       Less escrowed funds included above                                       350,000
                                                                             ----------
       Net cash proceeds from sale                                           $2,778,100

       Assets sold:
          Inventories                                                           778,100
          Label plates, molds and dies, net of accumulated amortization          10,500
          Goodwill, net of accumulated amortization                           6,776,200
       Transaction fees                                                         139,700
       Write-off of remaining inventories not purchased                          50,000
                                                                             ----------
       Net Loss on Sale of Product Lines                                     $4,976,400
                                                                             ==========

     Included in accounts receivable at June 30, 2001 was $82,100 of the cash consideration for saleable inventories, which was received on July 12, 2001.

     The transaction fees represent investment banking, legal and accounting fees associated with the sale. The write-off of remaining inventories represents losses on close-out sales of dry cut pasta and canned tomatoes, which were products previously sold by the Company under the disposed brand names but not purchased by the buyer.

4.   Plant Closure:

     In May 2000, the Company committed to a plan to close its leased manufacturing facility in Morgan Hill, California. Production of the tomato-based product lines, which were sold as discussed in Note 3, was transferred to a third-party co-packer who also purchased certain manufacturing equipment from the Company. As a result, production at the Morgan Hill facility ceased on July 21, 2000. The facility currently remains under lease while the Company returns the facility to its condition on the date it was leased. Management is negotiating with the landlord to secure new tenants and anticipates being free of its obligations under the lease or of sub-leasing the facility by September 30, 2001. Rental payments for the six-month period ended June 30, 2001 for the Morgan Hill facility were $50,200. All rent through September 30, 2001 has been accrued and is included in accounts payable at June 30, 2001.

                                       6

5.   Inventories:

     Inventories consisted of the following:
                                                   June 30,       December 31,
                                                     2001             2000
                                                 ------------     ------------

      Raw materials                                $1,172,300      $1,130,300
      Finished goods                                5,206,100       6,111,600
                                                 ------------    ------------
      Total Inventories                             6,378,400       7,241,900

      Less: Provision for obsolete inventory         (369,300)       (565,500)
                                                 ------------    ------------
      Net Inventories                              $6,009,100      $6,676,400
                                                 ============    ============

     Included with the sale of product lines was $778,100 of saleable finished case goods and packaging material inventories which were sold at the Company's cost. Also recorded as part of the sale of product lines was a write-off for obsolete inventories of $50,000 to cover losses on closeout sales of dry cut pasta and canned tomatoes, which were products previously sold under the disposed brand names but not purchased by Acirca.

6.   Commitments and Contingencies:

     Litigation and Settlements
     --------------------------

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

     The Company and the Sunny Farms bankruptcy trustee have reached an agreement in principle regarding the earn-out calculations and subsequent shares to be released from escrow, which is in the process of being executed by the parties involved. An estimated accrual of $100,000 for common shares to be released was included in accounts payable at June 30, 2001.

     In November 1998, Global Natural Brands, Ltd. ("Global"), a company that had provided management consulting services for OFPI filed suit alleging unpaid wages and seeking money damages and injunctive relief. In April 2000, a settlement was reached with this company (which is also a stockholder), and the case was dismissed. Under the terms of the settlement and release, SPOP paid Global a total cash consideration of $145,000, and issued 400,000 shares of SPOP stock, which were valued at the closing market price on the date of settlement. In addition, on July 11, 2001, SPOP issued to Global stock options to purchase 225,000 common shares at $2.25 per share over an option term that expires on October 31, 2002. The estimated fair value of the options of $27,400 was included in accounts payable at June 30, 2001.

     In October 2000, the Company was notified by counsel for GFA Brands, Inc. that nutritional claims pertaining to Spectrum Naturals Organic Margarine were infringing upon two patents issued in the United States that pertain to particular fat compositions suitable for human ingestion. The patent holder exclusively licensed each of these patents to GFA Brands. Management believes that its product does not infringe upon either patent, and further, that the patents are unenforceable in any case. Management has engaged legal counsel that specialize in this area and received an opinion letter in February 2001 confirming that, in the opinion of counsel, the manufacture or sale of Spectrum Naturals Organic Margarine does not infringe upon the GFA patents, either literally or under the doctrine of equivalents. Management believes it has meritorious defenses and that a loss is not probable at this time, therefore, no provision for loss has been recorded at June 30, 2001.

     Liquidity
     ---------

     On June 11, 2001, the Company sold its tomato-based product lines to an unrelated third party in order to raise cash for working capital purposes. The sale generated cash consideration of $3,128,100, of which $350,000 was deposited into an escrow account and subject to indemnity claims of the buyer, if any, over the course of the one-year period ending June 11, 2002. The remaining $2,778,100 in immediately available cash was applied against the Company's outstanding line of credit and subsequently, was partially utilized to bring the Company's vendors current. At June 30, 2001 the Company had $1,217,300 in available borrowings under its line of credit.

     Despite the sale of the tomato-based product lines, as of June 30, 2001 the Company had negative working capital and was in technical default of certain financial loan covenants with its primary lender, Wells Fargo Business Credit ("WFBC"). As a result of the default, WFBC has assessed an additional 100 basis points to the interest rates charged under the revolving line of credit and the term debt. Management is currently in negotiations with WFBC to establish new financial covenants and believes that upon completion of those negotiations, the Company will be back in compliance.

     During the second quarter the Company completed the process of curing the default under $420,000 of subordinated promissory notes issued via a private placement to close the Merger in 1999. The Company had offered the twelve private placement note holders the option of converting their notes to equity at a discounted price to the market value of SPOP stock, or a three year payment schedule calling for interest only during 2001, with principal and interest thereafter, plus common stock purchase warrants equal to 10% of the outstanding principal at the closing bid price of SPOP stock at each quarter-end until the note is retired. As of June 30, 2001, four note holders representing $157,500 of the outstanding principal had elected the conversion to equity, seven note holders representing $236,300 of the outstanding principal had elected the payment schedule with common stock purchase warrants, and one note holder representing $26,200 of the outstanding principal was paid off. Accordingly, at June 30, 2001, the Company has reclassified $157,500 of the notes from current liabilities to common stock and $209,200, representing the non-current portion of the remaining outstanding principal of $236,300, from current liabilities to long-term notes payable.

     For those note holders who elected the conversion to common stock, non-cash interest expense of $10,700 was recorded during the six months ended June 30, 2001 for the beneficial pricing effect upon conversion. For those note holders who elected the payment schedule with common stock purchase warrants, non-cash interest expense of $38,700 was recorded during the six months ended June 30, 2001 for the value of the warrants.

     The Company continues to be highly leveraged and is currently seeking additional working capital from various sources such as the sale of certain assets or the issuance of common stock. However, Management believes that the proceeds received from the sale of the tomato-based product lines should provide adequate funds to meet the Company's estimated cash requirements for the foreseeable future.

     The majority shareholder, who holds approximately 69% of the outstanding common stock of the Company, has represented that he has the intent and ability to support the operations of the Company with additional funding for the next fiscal year, if necessary.

7.   New Applicable Accounting Pronouncements:

     In May 2000, the EITF reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives." This issue addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or are exercisable by a customer as a result of a single exchange transaction.

     In April 2001, the EITF reached a consensus on Issue 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." This issue addresses the recognition, measurement and income statement classification of consideration, other than that directly addressed by Issue 00-14, from a vendor to a retailer or wholesaler. The Company is currently analyzing Issues 00-14 and 00-25. However, based on Management's current understanding and interpretation, neither is expected to have a material impact on the Company's financial position or results of operations, except that certain reclassifications may occur. The conclusions reached in Issue 00-25 and Issue 00-14 (amended by Issue 00-25) are effective for fiscal quarters beginning after December 15, 2001.

     In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

     The Company's previous business combination (the merger of OFPI, OI, SNI and SCI as discussed in Note 2 to the financial statements) was accounted for using the purchase method. As of June 30, 2001 the net carrying amount of goodwill remaining after the sale of the tomato-based product lines, as discussed in Note 3 to the financial statements, is $2,548,400 and other intangible assets is $61,700. Amortization expense during the six-month period ended June 30, 2001 was $411,300. At present, the Company is currently assessing but has not yet determined the impact the adoption of SFAS 141 and SFAS 142 will have on its financial position and results of operations.


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

Introduction:

On October 6, 1999, Spectrum Naturals, Inc. ("SNI") and its affiliate, Spectrum Commodities, Inc. ("SCI"), and Organic Ingredients, Inc. ("OI"), all California corporations were merged with and into Organic Food Products, Inc. ("OFPI" or the "Registrant"), (collectively "SPOP" or the "Company"), pursuant to the Agreement and Plan of Merger and Reorganization, dated May 14, 1999 (the "Merger"). Since former SNI stockholders hold a controlling interest in the Company after the Merger, the transaction was accounted for as a reverse acquisition, with SNI as accounting acquirer and OFPI and OI as accounting acquirees. Upon the effective date of the Merger, SNI, SCI and OI ceased to exist, the Registrant continued as the surviving legal entity, and immediately changed its name to Spectrum Organic Products, Inc.

--------------------------------------------------------------------------------
Results of Operations for the Three-Month Periods Ending June 30, 2001 and
June 30, 2000
--------------------------------------------------------------------------------

Summary of Results:

Management believes that Earnings Before Interest, Taxes, Depreciation, Amortization and Losses on Asset Disposals ("EBITDA as adjusted") is an important measure of the Company's operating performance. For the three months ended June 30, 2001, EBITDA as adjusted was $776,900 compared to $634,900 for the prior year, an increase of $142,000 or 22.4%. The improved performance in 2001 was primarily attributable to improved gross margins and reduced marketing expenditures, partially offset by slightly higher general and administrative expenses.

Revenues:

SPOP's gross sales for the three months ended June 30, 2001 were $11,505,600 compared to $12,141,000 for 2000, a decrease of $635,400, or 5.2% versus 2000.
The decrease in 2001 was entirely due to lower sales of industrial organic ingredients (particularly citrus products) and the three weeks of lost sales associated with the disposed product lines, partially offset by higher sales of branded culinary products and nutritional supplements. Within the branded culinary products, sales were significantly higher than prior year in packaged oil (+10%), packaged mayonnaise (+13%) and dressings (+32%). Nutritional supplement sales increased 18% versus the prior year.

During the three months ended June 30, 2001 and 2000, gross sales by source were as follows:

                                                  2001                2000
                                                  ----                ----

Consumer Brands - Culinary Products           $  5,234,900        $  4,931,300
Consumer Brands - Nutritional Supplements        2,263,300           1,926,700
Industrial Ingredients                           3,240,300           4,559,100
Private Label Products/Other                       767,100             723,900
                                              ------------        ------------
  Total Gross Sales                           $ 11,505,600        $ 12,141,000
                                              ============        ============

During the three months ended June 30, 2001 and 2000, gross sales for the disposed product lines (which were included above primarily in consumer brands-culinary products) were $906,200 and $1,209,700, respectively.

Discounts and allowances as a percent of gross sales increased to 7.6% of gross sales for 2001 compared to 6.3% in 2000. The increase was primarily the result of increased promotion levels on nutritional supplements in both liquid and capsule forms, as well as pasta sauces, packaged oils and packaged mayonnaise on the culinary side.

Cost of Goods Sold:

The Company's cost of goods sold decreased as a percent of gross sales for the three-month period ended June 30, 2001 to 65.2% compared to 68.9% for the same period in 2000. The decrease was due primarily to the lower costs associated with the tomato-based products formerly produced at the Morgan Hill facility. On July 21, 2000, SPOP ceased manufacturing the pasta sauce and salsa product lines at its leased Morgan Hill, California facility. The products are now produced by a third-party co-packer, which has enabled the Company to close the Morgan Hill facility. As a result of this change, the Company's cost of goods sold for the tomato-based products has been sharply reduced, since the Morgan Hill facility was inefficient and under-utilized.

Gross Profit:

Gross profit for the three months ended June 30, 2001 was $3,135,500 versus $3,017,600 for 2000, an increase of $117,900 or 3.9%. Gross profit as a percentage of gross sales was 27.3% for 2001 versus 24.9% for the three months ended June 30, 2000, primarily due to improved margins on the tomato-based product lines. Also contributing to the higher gross margin in 2001 was an improved sales mix, which featured lower industrial ingredient sales and higher sales of the Company's consumer branded culinary and nutritional supplement products.

Sales and Marketing Expenses:

The Company's sales and marketing expenses for the three months ended June 30, 2001 were $1,582,200 or 13.8% of gross sales, versus $1,614,200 or 13.3% of gross sales for 2000. The decrease in spending of $32,000 in 2001 was primarily attributable to lower spending on trade shows.

General and Administrative Expenses:

The Company's general and administrative expenses for the three months ended June 30, 2001 were $882,600 or 7.7% of gross sales, versus $847,400 or 7.0% of gross sales for 2000. The increase in spending of $35,200 was primarily attributable to increased insurance and utility costs, partially offset by lower professional fees.

Amortization of Goodwill:

The Company recorded goodwill of $10,848,200 in connection with the Merger. Amortization expense for the three months ended June 30, 2001 was $171,000, versus $239,700 of amortization expense for 2000. Since the sale of the tomato-based product lines comprised all of the remaining assets of OFPI, the remaining unamortized goodwill associated with the reverse acquisition of OFPI in October 1999 of $6,776,200 has been written-off in June as part of the sale. The remaining goodwill associated with the acquisition of OI continues to be amortized over a twelve-year life.

Loss on Sale of Product Lines and Plant Closure:

Since the product lines sold comprised all of the remaining assets of OFPI, the remaining net goodwill associated with the reverse acquisition of OFPI in October 1999 of $6,776,200 has been written-off as part of the entry to record the sale. Accordingly, the Company has recorded a non-cash loss on the sale of the product lines of $4,976,400 in the month of June 2001. During the prior year, the Company recorded a provision of $138,400 for anticipated losses on the sale or disposal of production equipment and leasehold improvements at the Company's leased manufacturing facility in Morgan Hill, California where production of the tomato-based product lines occurred until July 21, 2000.

Interest Expense:

The Company's interest expense for the three months ended June 30, 2001 was $245,100 versus $391,800 for 2000. The reduction of $146,700 or 37.4% was primarily attributable to significant reductions in the prime rate during 2001 and lower non-cash interest expense associated with the private placement notes.

Net Loss:

The Company reported a net loss of $4,726,300 and $201,300 for the three-month periods ended June 30, 2001 and June 30, 2000, respectively. Excluding the loss on the disposed product lines and plant closure, the Company reported net income of $250,100 versus a net loss of $62,900 for the prior year. The improvement in 2001 was primarily due to improved gross margins, reduced interest expense and lower operating expenses.

--------------------------------------------------------------------------------
Results of Operations for the Six-Month Periods Ending June 30, 2001 and
June 30, 2000
--------------------------------------------------------------------------------

Summary of Results:

Management believes that Earnings Before Interest, Taxes, Depreciation, Amortization and Losses on Asset Disposals ("EBITDA as adjusted") is an important measure of the Company's operating performance. For the six months ended June 30, 2001, EBITDA as adjusted was $1,197,100 compared to $949,700 for the prior year, an increase of $247,400 or 26.1%. The improved performance in 2001 was primarily attributable to improved gross margins and reduced operating expenses.

Revenues:

SPOP's gross sales for the six months ended June 30, 2001 were $22,508,200 compared to $23,565,800 for 2000, a decrease of $1,057,600, or 4.5% versus 2000.
The decrease in 2001 was entirely due to lower sales of industrial organic ingredients (particularly citrus products and bulk nutritional oils) and the three weeks of lost sales associated with the disposed product lines, partially offset by higher sales of branded culinary products and nutritional supplements. Within the branded culinary products, sales were significantly higher than prior year in packaged oil (+12%), packaged mayonnaise (+11%) and individually quick frozen fruits and vegetables (a new product category this year). Branded nutritional supplement sales increased 14% versus the prior year.

During the six months ended June 30, 2001 and 2000, gross sales by source were as follows:

                                                  2001                  2000
                                                  ----                  ----

Consumer Brands - Culinary Products           $ 10,228,100          $  9,857,000
Consumer Brands - Nutritional Supplements        4,497,800             3,949,100
Industrial Ingredients                           6,327,100             8,731,600
Private Label Products/Other                     1,455,200             1,028,100
                                              ------------          ------------
  Total Gross Sales                           $ 22,508,200          $ 23,565,800
                                              ============          ============

During the six months ended June 30, 2001 and 2000, gross sales for the disposed product lines (which were included above primarily in consumer brands-culinary products) were $2,344,300 and $2,965,400, respectively.

Discounts and allowances as a percent of gross sales increased to 7.4% of gross sales for 2001 compared to 6.2% in 2000. The increase was primarily the result of increased promotion levels on nutritional supplements in both liquid and capsule forms, as well as pasta sauces and packaged oils on the culinary side.

Cost of Goods Sold:

The Company's cost of goods sold decreased as a percent of gross sales for the six-month period ended June 30, 2001 to 66.5% compared to 69.6% for the same period in 2000. The decrease was due primarily to the lower costs associated with the tomato-based products formerly produced at the Morgan Hill facility and the non-profitable closeout sales of the Sunny Farms beverage products in the prior year. On July 21, 2000, SPOP ceased manufacturing the pasta sauce and salsa product lines at its leased Morgan Hill, California facility. The products are now produced by a third-party co-packer, which has enabled the Company to close the Morgan Hill facility. As a result of this change, the Company's cost of goods sold for the tomato-based products has been sharply reduced, since the Morgan Hill facility was inefficient and under-utilized.

Gross Profit:

Gross profit for the six months ended June 30, 2001 was $5,883,800 versus $5,705,800 for 2000, an increase of $178,000 or 3.1%. Gross profit as a percentage of gross sales was 26.1% for 2001 versus 24.2% for the six months ended June 30, 2000, primarily due to the improved margins on the tomato-based product lines and the inclusion of the non-profitable closeout sales of the Sunny Farms beverage products in the prior year. Also contributing to the higher gross margin in 2001 was an improved sales mix, which featured lower industrial ingredient sales and higher sales of the Company's consumer branded culinary and nutritional supplement products.

Sales and Marketing Expenses:

The Company's sales and marketing expenses for the six months ended June 30, 2001 were $3,166,300 or 14.1% of gross sales, versus $3,264,800 or 13.9% of gross sales for 2000. The decrease in spending of $98,500 was primarily attributable to reduced spending on trade shows, consulting fees and broker commissions, partially offset by increased advertising and slotting fees.

General and Administrative Expenses:

The Company's general and administrative expenses for the six months ended June 30, 2001 were $1,726,400 or 7.7% of gross sales, versus $1,779,100 or 7.6% of gross sales for 2000. The decrease in spending of $52,700 was primarily attributable to lower banking, accounting and legal fees, partially offset by increased insurance and utility costs.

Amortization of Goodwill:

The Company recorded goodwill of $10,848,200 in connection with the Merger. Amortization expense for the six months ended June 30, 2001 was $396,400, versus $458,700 of amortization expense for 2000. Since the sale of the tomato-based product lines comprised all of the remaining assets of OFPI, the remaining unamortized goodwill associated with the reverse acquisition of OFPI in October 1999 of $6,776,200 has been written-off in June as part of the sale. The remaining goodwill associated with the acquisition of OI continues to be amortized over a twelve-year life.

Loss on Sale of Product Lines and Plant Closure:

Since the product lines sold comprised all of the remaining assets of OFPI, the remaining net goodwill associated with the reverse acquisition of OFPI in October 1999 of $6,776,200 has been written-off as part of the entry to record the sale. Accordingly, the Company has recorded a non-cash loss on the sale of the product lines of $4,976,400 in the month of June 2001. During the prior year, the Company recorded a provision of $138,400 for anticipated losses on the sale or disposal of production equipment and leasehold improvements at the Company's leased manufacturing facility in Morgan Hill, California where production of the tomato-based product lines occurred until July 21, 2000.

Interest Expense:

The Company's interest expense for the six months ended June 30, 2001 was $526,400 versus $700,900 for 2000. The reduction of $174,500 or 24.9% was primarily attributable to significant reductions in the prime rate during 2001 and lower non-cash interest expense associated with the private placement notes.

Net Loss:

The Company reported a net loss of $4,894,100 and $574,600 for the six-month periods ended June 30, 2001 and June 30, 2000, respectively. Excluding the loss on the disposed product lines and plant closure, the Company reported net income of $82,300 versus a net loss of $436,200 for the prior year. The improvement in 2001 was primarily due to improved gross margins, reduced interest expense and lower operating expenses.

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

Liquidity and Capital Resources:

The Company maintains a credit facility totaling $11,717,000 with Wells Fargo Business Credit ("WFBC"), consisting of term debt and a revolving line of credit, that is secured by substantially all assets of the Company and bears interest at prime plus 1% to 1+1/4%. Advances under the revolving line of credit are limited to a borrowing base consisting of certain accounts receivable and inventory. Also included in the facility are two term notes requiring payment over 60 months. Due to operating losses following the Merger, the Company is in default of certain financial covenants that were based on financial projections made at the time the facility was put in place. As a result of the default, WFBC began assessing an additional 100 basis points to the interest rates charged for the revolving line of credit and the two term notes as of July 17, 2000. Due to the default status, the Company has classified the entire balance due under the two term notes as a current liability. Management is currently in negotiations to reset the financial covenants to more accurately match the Company's financial condition and future projections and expects to return to an in-compliance status in the near future.

At June 30, 2001 the Company had $1,217,300 in available borrowing under its line of credit versus none at December 31, 2000. The Company's bank overdraft as of June 30, 2001 was $921,200 compared to $539,000 at December 31, 2000. During the first six months of 2001, the Company used $1,301,000 in cash from operating activities, compared to using $590,400 in cash in 2000. The additional cash used was primarily due to reductions in trade payables, partially offset by reductions in inventory levels. Cash provided by investing activities was $2,372,700 in 2001 compared to cash used of $271,400 in 2000, which primarily reflected the proceeds from the sale of the tomato-based product lines. Cash used in financing activities was $1,071,600 in 2001 compared to cash provided of $861,900 in 2000. The increase in funds used in financing activities during 2001 primarily reflected higher payments against the revolving line of credit using the proceeds from the sale of the tomato-based product lines.

During the second quarter the Company completed the process of curing the default under $420,000 of subordinated promissory notes issued via a private placement to close the Merger in 1999. The Company had offered the twelve private placement note holders the option of converting their notes to equity at a discounted price to the market value of SPOP stock, or a three year payment schedule calling for interest only during 2001, with principal and interest thereafter, plus common stock purchase warrants equal to 10% of the outstanding principal at the closing bid price of SPOP stock at each quarter-end until the note is retired. As of June 30, 2001, four note holders representing $157,500 of the outstanding principal had elected the conversion to equity, seven note holders representing $236,300 of the outstanding principal had elected the payment schedule with common stock purchase warrants, and one note holder representing $26,200 of the outstanding principal was paid off. Accordingly, at June 30, 2001, the Company has reclassified $157,500 of the notes from current liabilities to common stock and $209,200, representing the non-current portion of the remaining outstanding principle of $236,300, from current liabilities to long-term notes payable.

For those note holders who elected the conversion to common stock, non-cash interest expense of $10,700 was recorded during the six months ended June 30, 2001 for the beneficial pricing effect upon conversion. For those note holders who elected the payment schedule with common stock purchase warrants, non-cash interest expense of $38,700 was recorded during the first half of the year for the value of the warrants.

The Company is highly leveraged and is currently seeking additional working capital from various sources such as the sale of certain assets and the issuance of common stock. However, Management believes that the proceeds received from the sale of the tomato-based product lines should provide adequate funds to meet the Company's estimated cash requirements for the foreseeable future. Moreover, the majority shareholder has indicated that he has the intent and ability to support the operations of the Company with additional funding for the next fiscal year, if needed.

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

New Applicable Accounting Pronouncements:

In May 2000, the EITF reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives." This issue addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or are exercisable by a customer as a result of a single exchange transaction. The Company is currently analyzing Issue 00-14. However, based on Management's current understanding and interpretation, Issue 00-14 is not expected to have a material impact on the Company's financial position or results of operations, except that certain reclassifications may occur.

In April 2001, the EITF reached a consensus on Issue 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." This issue addresses the recognition, measurement and income statement classification of consideration, other than that directly addressed by Issue 00-14, from a vendor to a retailer or wholesaler. The Company is currently analyzing Issue 00-25. However, based on Management's current understanding and interpretation, Issue 00-25 is not expected to have a material impact on the Company's financial position or results of operations, except that certain reclassifications may occur. The conclusions reached in Issue 00-25 and Issue 00-14 (amended by Issue 00-25) are effective for fiscal quarters beginning after December 15, 2001.

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company's previous business combination (the merger of OFPI, OI, SNI and SCI as discussed in Note 2 to the financial statements) was accounted for using the purchase method. As of June 30, 2001 the net carrying amount of goodwill remaining after the sale of the tomato-based product lines, as discussed in Note
3 to the financial statements, is $2,548,400 and other intangible assets is $61,700. Amortization expense during the six-month period ended June 30, 2001 was $411,300. At present, the Company is currently assessing but has not yet determined the impact the adoption of SFAS 141 and SFAS 142 will have on its financial position and results of operations.


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

Certain Company debt items are sensitive to changes in interest rates. The following table summarizes principal cash flows and related weighted average interest rates by expected maturity date for long-term debt ($ thousands):


                                                        Expected Maturity Date
                        Outstanding                    (Years Ended December 31)
                        June 30, 2001   2001       2002       2003       2004       2005       2006+
                        -------------   ----       ----       ----       ----       ----       -----
Long Term Debt:
Fixed Rate                 $1,811.6     $204.6     $597.2     $586.7     $139.5      $27.6     $256.0
  Avg. Int. Rate               11.1%      10.9%      11.3%      11.3%      11.1%      10.0%      10.8%
Variable Rate                $664.5     $242.2     $189.6     $168.3      $55.2       $9.2        --
  Avg. Int. Rate               11.1%      10.9%      10.4%       9.9%       9.4%       9.0%       --

                                                  18

Due to the technical default status with the Company's primary lender, the variable rate debt items in the table above have been classified as current liabilities at June 30, 2001.

Throughout the course of its fiscal year, the Company utilizes a variable interest rate line of credit at various borrowing levels. For the six months ended June 30, 2001, the average outstanding balance under the line of credit was approximately $5,907,700, with a weighted average interest rate of 10.1%. The line of credit agreement calls for the interest rate to float at the prime rate plus 100 basis points. Due to the technical default status, the interest rate is currently set to float at the prime rate plus 200 basis points.

In the ordinary course of its business, the Company enters into commitments to purchase raw materials over a period of time, generally six months to one year, at contracted prices. At June 30, 2001, these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

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

The Company and the Sunny Farms bankruptcy trustee have reached an agreement in principle regarding the earn-out calculations and subsequent shares to be released from escrow, which is in the process of being executed by the parties involved. An estimated accrual of $100,000 for common shares to be released was included in accounts payable at June 30, 2001.

In November 1998, Global Natural Brands, Ltd. ("Global") and its four principals filed a lawsuit against OFPI (the former Registrant) and its four principals, alleging unpaid wages and seeking money damages and injunctive relief. Global had provided managerial services to OFPI from April 1998 to October 1998, when OFPI terminated its services. In May 1999, OFPI and its principals cross-complained against Global and its principals, seeking damage for breach of contract, breach of fiduciary duty, fraud, negligence and a declaratory relief for indemnity and contribution, plus punitive damages.

SPOP assumed the litigation in connection with the Merger and reached a settlement and release with Global in April 2000, and the case was dismissed. Under the terms of the settlement and release, SPOP paid Global a total cash consideration of $145,000, and issued 400,000 shares of SPOP stock, which were valued at the closing market price on the date of settlement. In addition, on July 11, 2001 SPOP issued to Global stock options to purchase 225,000 common shares at $2.25 per share over an option term that expires on October 31, 2002. The estimated fair value of the options of $27,400 was included in accounts payable at June 30, 2001.

In October 2000, the Company was notified by counsel for GFA Brands, Inc. that nutritional claims pertaining to Spectrum Naturals Organic Margarine were infringing upon two patents issued in the United States that pertain to particular fat compositions suitable for human ingestion. The patent holder exclusively licensed each of these patents to GFA Brands. Management believes that its product does not infringe upon either patent, and further, that the patents are unenforceable in any case. Management has engaged legal counsel that specialize in this area and received an opinion letter in February 2001 confirming that, in the opinion of counsel, the manufacture or sale of Spectrum Naturals Organic Margarine does not infringe upon the GFA patents, either literally or under the doctrine of equivalents. Management believes it has meritorious defenses and that a loss is not probable at this time, therefore, no provision for loss has been recorded at June 30, 2001.


Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

During the six months ended June 30, 2001, the Company issued unregistered no par value restricted shares of its common stock as follows:

                                                                        Cash and
                                                  Date         Shares   Non-Cash
                                                 Issued        Issued   Proceeds
                                                 ------        ------   --------

Shares issued to Thomas B. Simone, a  non-
  executive Director of the Company, under
  a private sale (a)                           Feb 14, 2001   160,000   $ 50,000

Shares issued to Charles A. Lynch and
  Phillip L. Moore, both non-executive
  Directors of the Company, in lieu of
  cash compensation for Board fees earned
  during CY 2000 (b)                           Feb 15, 2001     64,000    20,000

Shares issued to four note holders under
  the private placement conversion offer
  to clear the default under the notes (c)        Various      630,000   157,500

Default common stock purchase warrants
  exercised by the note holders under the
  private placement completed in October
  1999 (d)                                        Various      195,900     2,000
                                                             ---------  --------
Total Unregistered Restricted Common Shares Issued           1,049,900  $229,500
                                                             =========  ========

(a) These shares were issued under a transaction approved by the Company's disinterested members of the Board of Directors. The shares were issued at $.3125 per share, the closing price of the Company's common stock as quoted on the NASDAQ OTC Bulletin Board System on the date the Board approved the transaction. In addition to the shares issued, the Company granted common stock purchase warrants to Mr. Simone for 160,000 shares at the same price, which expire five years from the date granted. The Company applied the proceeds received from Mr. Simone toward the expansion of its proprietary SpectraVac(TM) technology.

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

(c) During the six months ended June 30, 2001, the Company completed the process of curing the default under the private placement notes by offering the note holders the option of converting their notes to restricted common stock at a price of $.25 per share, or a three-year payment schedule calling for interest only during 2001, with principal and interest thereafter, plus common stock purchase warrants retroactive to October 1, 2000, equal to 10% of the outstanding principal at the closing bid price of SPOP stock at each quarter-end until the note is retired. On February 28, 2001, two note holders elected the conversion option and the Company issued 210,000 shares of restricted common stock in exchange for cancellation of both notes in the amount of $26,250 each. On June 28, 2001, two additional note holders elected the conversion option and the Company issued 420,000 shares of restricted common stock in exchange for cancellation of both notes in the amount of $52,500 each.

(d) During the six months ended June 30, 2001, the remaining outstanding common stock purchase warrants issued to the private placement note holders as a result of the default were exercised at a penny per share.

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


Item 3.  Defaults Upon Senior Securities
----------------------------------------

As of December 31, 1999 the Company was in technical default of certain financial covenants specified in its credit facility with its major lender, Wells Fargo Business Credit ("WFBC"). The facility consists of two term notes and a revolving line of credit that is secured by substantially all assets of the Company. The default occurred as a result of operating losses following the Merger which were in excess of the financial projections made by the Company at the time the credit facility was put in place. As a result of the default, WFBC began assessing an additional 100 basis points to the interest rates charged under the credit facility as of July 17, 2000. Due to the technical default status, the Company has classified the entire balance due under the two term notes as a current liability as of June 30, 2001.

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


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None.


Item 5.  Other Information
--------------------------
None.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  The following documents are filed as exhibits to this Form 10-Q:

     2.03 Asset Purchase Agreement dated June 11, 2001 by and between Spectrum Organic Products, Inc. and Acirca, Inc. (1)

     2.04 Escrow and Security Agreement dated June 11, 2001 by and among Spectrum Organic Products, Inc., Acirca, Inc. and Webster Trust Company, NA. (1)

     2.05 Transition Services Agreement dated June 11, 2001 by and between Spectrum Organic Products, Inc. and Acirca, Inc. (1)

     2.06 License Agreement dated June 11, 2001 by and between Spectrum Organic Products, Inc. and Acirca, Inc. (1)

     2.07 Non Competition Agreement dated June 11, 2001 by and among Spectrum Organic Products, Inc., Acirca, Inc., Jethren Phillips and John Battendieri. (1)

     2.08 Assignment and Assumption Agreement dated June 11, 2001 by and between Spectrum Organic Products, Inc. and Acirca, Inc. (1)

     99.01 Joint press release of Acirca, Inc. and the Company dated June 12, 2001, titled "Acirca Acquires Millina's Finest Sauces". (1)

     (1) Incorporated by reference to exhibits filed with the Registrant's Form 8-K on June 26, 2001.

(b) The Company filed a Current Report on Form 8-K on June 26, 2001, disclosing the sale of its tomato-based product lines as of June 11, 2001. Included were pro forma financial statements which disclosed the changes necessary to the balance sheet at March 31, 2001 as if the transaction was consummated on that date, and the changes necessary to the statements of operations for the three-month and twelve-month periods ended March 31, 2001 and December 31, 2000, respectively, as if the transaction had occurred on January 1, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2001                        SPECTRUM ORGANIC PRODUCTS, INC.

                                            By:  /s/  Robert B. Fowles
                                               -------------------------------
                                                      Robert B. Fowles
                                                      Duly Authorized Officer &
                                                      Chief Financial Officer