Form 10-Q
period 2001-09-30
SPECTRUM ORGANIC PRODUCTS INC
filed 2001-11-06
CIK 1034992

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.


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

                                  (707)778-8900
                          -----------------------------
                          Registrant's telephone number

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 45,560,354 shares as of November 1, 2001.
Transitional Small Business Disclosure Format: Yes [ ] No [X]



PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                                  SPECTRUM ORGANIC PRODUCTS, INC.
                                          BALANCE SHEETS

                                              ASSETS

                                                                     (Unaudited)
                                                                    September 30,   December 31,
                                                                        2001            2000
                                                                    ------------    ------------
Current Assets:
   Cash                                                             $      1,100    $        900
   Accounts receivable, net                                            5,004,100       2,971,700
   Inventories, net                                                    6,390,200       6,676,400
   Prepaid expenses and other current assets                              86,900          84,600
                                                                    ------------    ------------
     Total Current Assets                                             11,482,300       9,733,600

Property and Equipment, net                                            3,145,300       3,254,900

Other Assets:
   Goodwill, net                                                       2,482,000       9,721,100
   Other assets, net                                                     130,700         131,800
                                                                    ------------    ------------
Total Assets                                                        $ 17,240,300    $ 22,841,400
                                                                    ============    ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Bank overdraft                                                   $    648,900    $    539,000
   Line of credit                                                      5,891,400       5,432,200
   Accounts payable, trade                                             4,733,600       6,057,600
   Accrued expenses                                                      971,800         715,400
   Current maturities of notes payable, former stockholder               328,100         375,000
   Current maturities of notes payable and
     capitalized lease obligations                                       329,200       1,312,900
   Current maturities of notes payable, stockholders                     131,200         110,800
                                                                    ------------    ------------
     Total Current Liabilities                                        13,034,200      14,542,900

Notes payable, former stockholder, less current maturities               805,900         961,400
Notes payable and capitalized lease obligations, less
   current maturities                                                    674,800         149,900
Notes payable, stockholders, less current maturities                     236,500         337,200
                                                                    ------------    ------------
Total Liabilities                                                     14,751,400      15,991,400
                                                                    ------------    ------------

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, 5,000,000 shares authorized, no shares issued
     or outstanding                                                         --              --
   Common stock, without par value, 60,000,000 shares authorized,
     45,560,354 and 44,495,828 issued and outstanding at
     September 30, 2001 and  December 31, 2000, respectively           8,850,200       8,616,200
   Additional paid-in capital                                            407,300         304,200
   Accumulated deficit                                                (6,768,600)     (2,070,400)
                                                                    ------------    ------------
Total Stockholders' Equity                                             2,488,900       6,850,000
                                                                    ------------    ------------
Total Liabilities and Stockholders' Equity                          $ 17,240,300    $ 22,841,400
                                                                    ============    ============


                            The accompanying notes are an integral part
                                    of the financial statements

                                    SPECTRUM ORGANIC PRODUCTS, INC.
                                       STATEMENTS OF OPERATIONS




                                                 (Unaudited)                    (Unaudited)
                                             Three Months Ended              Nine Months Ended
                                        September 30,   September 30,   September 30,   September 30,
                                            2001            2000            2001            2000
                                        ------------    ------------    ------------    ------------
Gross Sales                             $ 11,330,300    $ 11,411,200    $ 33,838,500    $ 34,977,000

Discounts and Allowances                     735,400         796,700       2,400,700       2,257,700
                                        ------------    ------------    ------------    ------------
Net Sales                                 10,594,900      10,614,500      31,437,800      32,719,300

Cost of Goods Sold                         7,738,900       7,941,300      22,698,000      24,340,300
                                        ------------    ------------    ------------    ------------
Gross Profit                               2,856,000       2,673,200       8,739,800       8,379,000
                                        ------------    ------------    ------------    ------------
Operating Expenses:

   Sales and Marketing                     1,560,600       1,546,000       4,726,900       4,810,800

   General and Administrative                859,300         922,000       2,585,700       2,701,100

   Amortization of Goodwill                   62,200         225,500         458,600         684,200

   Loss on Sale of Product Lines and
       Plant Closure                            --           250,000       4,976,400         388,400
                                        ------------    ------------    ------------    ------------
Total Operating Expenses                   2,482,100       2,943,500      12,747,600       8,584,500
                                        ------------    ------------    ------------    ------------

Income (Loss) from Operations                373,900        (270,300)     (4,007,800)       (205,500)
                                        ------------    ------------    ------------    ------------
Other Income (Expense):

   Interest Expense                         (179,500)       (366,400)       (705,900)     (1,067,300)
   Other, net                                  1,500             400          15,500          61,900
                                        ------------    ------------    ------------    ------------
Total Other Expenses                        (178,000)       (366,000)       (690,400)     (1,005,400)
                                        ------------    ------------    ------------    ------------

Net Income (Loss)                       $    195,900    $   (636,300)   $ (4,698,200)   $ (1,210,900)
                                        ============    ============    ============    ============

Basic and Fully Diluted Income (Loss)
   Per Share                            $       0.00    $      (0.01)   $      (0.10)   $      (0.03)
                                        ============    ============    ============    ============

Weighted Average Shares Outstanding       45,560,354      44,423,844      45,170,889      44,169,015
                                        ============    ============    ============    ============


                              The accompanying notes are an integral part
                                      of the financial statements

                                  SPECTRUM ORGANIC PRODUCTS, INC.
                                     STATEMENTS OF CASH FLOWS


                                                                              (Unaudited)
                                                                           Nine Months Ended
                                                                     September 30,   September 30,
                                                                         2001            2000
                                                                     ------------    ------------
Net Loss                                                             $ (4,698,200)   $ (1,210,900)
  Adjustments to Reconcile Net Loss to Net Cash (Used In) Provided
      by Operating Activities:
         Provision for allowances against receivables                     (54,300)        (17,900)
         Provision for reserves for inventory obsolescence               (196,200)       (285,000)
         Depreciation and amortization                                    309,800         429,800
         Amortization of goodwill                                         458,600         684,200
         Loss on sale of product lines and plant closure                4,976,400         338,400
         Loss on sale of fixed assets                                      63,300            --
         Imputed interest on notes payable and conversion of notes
           payable to equity                                               27,000          42,100
         Imputed interest on stock warrants issued                         52,700         118,700
         Increase in cash surrender value of life insurance                (6,700)        (10,200)
         Amortization of original issue discount on unsecured and
           subordinated notes payable                                        --            55,200

  Changes in Assets and Liabilities:
         Accounts receivable                                           (1,978,100)       (986,500)
         Inventories                                                     (345,700)      1,426,800
         Prepaid expenses and other assets                                 18,800         112,900
         Accounts payable                                              (1,250,000)        192,900
         Accrued expenses                                                 256,400        (763,000)
                                                                     ------------    ------------
Net Cash (Used In) Provided by Operating Activities                    (2,366,200)        127,500
                                                                     ------------    ------------
Cash Flows from Investing Activities:
  Purchase of property and equipment                                     (344,200)       (324,300)
  Proceeds from sale of assets                                              5,500          53,000
  Proceeds from sale of product lines and related inventories           2,778,100            --
  Merger-related expenses                                                    --          (169,900)
  Transaction fees on sale of product lines                              (139,700)           --
                                                                     ------------    ------------
Net Cash Provided by (Used In) Investing Activities                     2,299,700        (441,200)
                                                                     ------------    ------------
Cash Flows from Financing Activities:
  Increase in checks drawn against future deposits                        109,900         193,500
  Proceeds from lines of credit                                        31,879,000      33,113,200
  Repayment of lines of credit                                        (31,419,800)    (32,505,400)
  Repayment of notes payable, former stockholder                         (218,700)       (275,000)
  Repayment of notes payable to stockholders                             (130,200)       (209,800)
  Proceeds from notes payable                                              50,000         276,100
  Principal repayments under notes payable                               (242,800)       (336,900)
  Repayment of capitalized lease obligations                              (30,700)        (41,500)
  Proceeds of loan against cash surrender value of life insurance            --            98,400
  Restricted shares purchased by board members                             70,000            --
  Warrants exercised                                                         --             1,300
                                                                     ------------    ------------
Net Cash Provided by Financing Activities                                  66,700         313,900
                                                                     ------------    ------------
Net Increase In Cash                                                          200             200

Cash, beginning of the year                                                   900           1,100
                                                                     ------------    ------------
Cash, end of the period                                              $      1,100    $      1,300
                                                                     ============    ============

Supplemental Disclosure of Cash Flow Information:
  Cash paid for income taxes                                         $        800    $     15,400
  Cash paid for interest                                             $    666,000    $    855,900
Non-Cash Financing Activities:
  Conversion of notes payable to common stock                        $    164,000            --


                            The accompanying notes are an integral part
                                    of the financial statements

SPECTRUM ORGANIC PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation:

     The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They include all adjustments, which in the opinion of Management, are necessary in order to make the financial statements not misleading. Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2001. These financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include certain disclosures required by generally accepted accounting principles. Accordingly, the statements should be read in conjunction with Spectrum Organic Products, Inc. financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000.

     Certain reclassifications have been made to the prior year unaudited interim financial statements to be consistent with the presentation at September 30, 2001. These reclassifications had no impact on net income or retained earnings.

2.   Business Combination:

     On October 6, 1999 Spectrum Naturals, Inc. ("SNI"), its affiliate Spectrum Commodities, Inc. ("SCI") and Organic Ingredients, Inc. ("OI"), all California corporations, were merged with and into Organic Food Products, Inc. ("OFPI"), also a California corporation (the "Merger"). Effective with the Merger, the newly combined entity changed its name to Spectrum Organic Products, Inc. ("the Company" or "SPOP"). Since former SNI stockholders hold a controlling interest in the Company after the Merger, the transaction was accounted for as a reverse acquisition, with SNI as accounting acquirer and OFPI and OI as accounting acquirees.

3.   Sale of Product Lines:

     On June 11, 2001 the Company sold its tomato-based product lines to Acirca, Inc., an unrelated third party, in a transaction approved by unanimous vote of the Company's Board of Directors. Acirca has been, and may continue to be, a customer of the Company, purchasing organic ingredients from the Company. The assets sold included inventories, trademarks and goodwill associated with the Millina's Finest, Garden Valley Natural, Parrot and Frutti di Bosco brands of pasta sauces and salsas, as well as children's meals sold under the Grandma Millina's Kitchen Kids' Meals brand and certain private label pasta sauce and salsa products.

     The total consideration in connection with the sale was $3,128,100, which included $2,000,000 paid at the closing and $778,100 paid for saleable inventory sold to Acirca. Also included in the total amount of consideration was $350,000 deposited in an escrow account to be applied towards indemnity claims of Acirca and, to the extent not utilized for any indemnity claims of Acirca, released to the Company in two equal installments at the six month and one year anniversaries of the sale. Because of this contingency, the $350,000 in escrow was not recorded as part of the consideration received on the sale.



     Since the product lines sold comprised all of the remaining assets of OFPI, the remaining net goodwill associated with the reverse acquisition of OFPI in October 1999 of $6,776,200 was written-off. Accordingly, the Company recorded a non-cash loss on the sale of the product lines of $4,976,400, which was computed as follows:

      Total cash consideration                                             $3,128,100
      Less escrowed funds included above                                      350,000
                                                                           ----------
      Net cash proceeds from sale                                           2,778,100
                                                                           ----------
      Assets sold:
         Inventories                                                          778,100
         Label plates, molds and dies, net of accumulated amortization         10,500
         Goodwill, net of accumulated amortization                          6,776,200
      Transaction fees                                                        139,700
      Write-off of remaining inventories not purchased                         50,000
                                                                           ----------
                                                                            7,754,500
                                                                           ----------
      Net Loss on Sale of Product Lines                                    $4,976,400
                                                                           ==========

     The transaction fees represented investment banking, legal and accounting fees associated with the sale. The write-off of remaining inventories represented losses on close-out sales of dry cut pasta and canned tomatoes, which were products previously sold by the Company under the disposed brand names that were not purchased by the buyer.

4.   Plant Closure:

     In May 2000, the Company committed to a plan to close its leased manufacturing facility in Morgan Hill, California. Production of the tomato-based product lines, which were sold as discussed in Note 3, was transferred to a third-party co-packer who also purchased certain manufacturing equipment from the Company. As a result, production at the Morgan Hill facility ceased on July 21, 2000. The facility currently remains under lease while the Company returns the facility to its condition on the date it was leased. Management has reached an agreement in principle with the landlord for a lease termination and anticipates being free of its obligations under the lease by December 31, 2001. Rental payments for the nine-month period ended September 30, 2001 for the Morgan Hill facility were $72,100. All rent through December 31, 2001 has been accrued and is included in accounts payable at September 30, 2001.

5.   Inventories:

     Inventories consisted of the following:
                                                         September 30,        December 31,
                                                             2001                 2000
                                                         ------------         ------------
     Raw materials                                       $    767,600         $  1,130,300
     Finished goods                                         5,991,900            6,111,600
                                                         ------------         ------------
     Total Inventories                                      6,759,500            7,241,900

     Less: Provision for obsolete inventory                  (369,300)            (565,500)
                                                         ------------         ------------
     Net Inventories                                     $  6,390,200         $  6,676,400
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

     The Company and the Sunny Farms bankruptcy trustee reached an agreement on October 9, 2001 regarding the earn-out calculations and subsequent shares to be released from escrow, which is in the process of being approved by the Bankruptcy Court. An estimated accrual of $94,400 for common shares to be released was included in accounts payable at September 30, 2001.

     In October 2000, the Company was notified by counsel for GFA Brands, Inc.
     that nutritional claims pertaining to Spectrum Naturals Organic Margarine were infringing upon two patents issued in the United States that pertain to particular fat compositions suitable for human ingestion. The patent holder exclusively licensed each of these patents to GFA Brands. Management believes that the margarine does not infringe upon either patent, and further, that the patents are unenforceable in any case. Management engaged legal counsel that specialize in this area and received an opinion letter in February 2001 confirming that, in the opinion of counsel, the manufacture or sale of Spectrum Naturals Organic Margarine does not infringe upon the GFA patents, either literally or under the doctrine of equivalents.

     The Company filed a complaint against GFA Brands for declaratory judgment of non-infringement and invalidity of the two patents on August 28, 2001 in the U.S. District Court for Northern California. The Complaint requests a declaratory judgment that the margarine does not infringe either patent, a declaratory judgment that both patents are invalid, that GFA Brands be enjoined from threatening or asserting any action for infringement of either patent, and attorney's fees.

     Management believes the Company has meritorious defenses and that a loss is not probable at this time, therefore, no provision for loss has been recorded at September 30, 2001.

     Liquidity
     ---------

     On June 11, 2001 the Company sold its tomato-based product lines to an unrelated third party in order to raise cash for working capital purposes. The sale generated cash consideration of $3,128,100, of which $350,000 was deposited into an escrow account and subject to indemnity claims of the buyer, if any, over the course of the one-year period ending June 11, 2002. The remaining $2,778,100 in immediately available cash was applied against the Company's outstanding line of credit and subsequently, was partially utilized to bring the Company's vendors current. At September 30, 2001 the Company had $808,300 in available borrowings under its line of credit.

     On October 18, 2001 the Company entered into an amendment (the "Amendment") to the existing Credit and Security Agreement (the "Agreement") with its primary lender, Wells Fargo Business Credit, Inc. ("WFBC"). The Amendment includes new financial covenants based on the Company's current financial position and latest forecasts of future results, a new term loan for up to $100,000 for new production equipment to be purchased by the Company, incentive targets which, if achieved, will enable the Company to reduce the interest rates charged by WFBC by 100 basis points, and also entails a two year extension through October 2004 under the same terms as the original Agreement. In consideration for the Amendment, the Company will pay WFBC an accommodation fee of $20,000 in two equal installments on November 1, and December 3, 2001. As a result of executing the Amendment, the Company has returned to an in-compliance status with WFBC. Accordingly, the Company reclassified $418,500 of the WFBC term debt from current liabilities to long-term debt at September 30, 2001.

     The Company continues to be highly leveraged and is currently seeking additional working capital from various sources such as the sale of certain assets or the issuance of common stock. However, Management believes that future cash flows from operations should provide adequate funds to meet the Company's estimated cash requirements for the foreseeable future.

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

     In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of certain intangible assets and goodwill based on the criteria in SFAS 141.

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

     The Company's previous business combination (the merger of OFPI, OI, SNI and SCI as discussed in Note 2 to the financial statements) was accounted for using the purchase method. As of September 30, 2001 the net carrying amount of goodwill remaining after the sale of the tomato-based product lines, as discussed in Note 3 to the financial statements, was $2,482,000 and other intangible assets was $58,000. Amortization expense of goodwill and other intangible assets during the nine-month period ended September 30, 2001 was $468,300. At present, the Company is currently assessing but has not yet determined the impact the adoption of SFAS 141 and SFAS 142 will have on its financial position and results of operations.

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

--------------------------------------------------------------------------------
Results of Operations for the Three-Month Periods Ending September 30, 2001 and September 30, 2000
--------------------------------------------------------------------------------

Summary of Results:

Management believes that Earnings Before Interest, Taxes, Depreciation, Amortization and Losses on Asset Disposals ("EBITDA as adjusted") is an important measure of the Company's operating performance. For the three months ended September 30, 2001, EBITDA as adjusted was $540,100 compared to $347,200 for the prior year, an increase of $192,900 or 56%. The improved performance in 2001 was primarily attributable to improved gross margins and reduced general and administrative expenses.

Revenues:

SPOP's gross sales for the three months ended September 30, 2001 were $11,330,300 compared to $11,411,200 for 2000, a decrease of $80,900, or 0.7%
versus 2000. The decrease in 2001 was entirely due to the lost sales associated with the disposed product lines, partially offset by higher sales of branded culinary products and nutritional supplements. Within the branded culinary products, sales were significantly higher than prior year in packaged mayonnaise (+31.3%), packaged dairy case products (+27.2%), and individually quick frozen fruits and vegetables (a new product category this year). Nutritional supplement sales increased 11.7% versus the prior year.

Comparable gross sales (after eliminating sales of disposed or discontinued product lines from both periods) for the third quarter increased by 13.2% versus the prior year.

During the three months ended September 30, 2001 and 2000, gross sales by source were as follows:


                                                          2001          2000
                                                          ----          ----

Consumer Brands - Culinary Products                   $ 4,383,800   $ 3,977,200
Consumer Brands - Nutritional Supplements               2,221,000     1,988,600
Industrial Ingredients                                  3,612,800     3,665,100
Private Label Products/Other                            1,021,500       500,000
Disposed/Discontinued Product Lines                        91,200     1,280,300
                                                      -----------   -----------
  Total Gross Sales                                   $11,330,300   $11,411,200
                                                      ===========   ===========

Discounts and allowances as a percent of gross sales decreased to 6.5% of gross sales for 2001 compared to 7.0% in 2000. The decrease was primarily the result of decreased promotion levels on nutritional supplements in both liquid and capsule forms, as well as packaged oils and packaged mayonnaise on the culinary side.

Cost of Goods Sold:

The Company's cost of goods sold decreased as a percent of gross sales for the three-month period ended September 30, 2001 to 68.3% compared to 69.6% for the same period in 2000. The decrease was due primarily to non-recurring costs during the prior year associated with the move to a new centralized distribution facility and inventory losses on the disposed product lines.

Gross Profit:

Gross profit for the three months ended September 30, 2001 was $2,856,000 versus $2,673,200 for 2000, an increase of $182,800 or 6.8%. Gross profit as a percentage of gross sales was 25.2% for 2001 versus 23.4% for the three months ended September 30, 2000, primarily due to the reduced promotional expenditures and the non-recurring costs in the prior year.

Sales and Marketing Expenses:

The Company's sales and marketing expenses for the three months ended September 30, 2001 were $1,560,600 or 13.8% of gross sales, versus $1,546,000 or 13.5% of gross sales for 2000. There were no significant variances in spending levels between the two periods.

General and Administrative Expenses:

The Company's general and administrative expenses for the three months ended September 30, 2001 were $859,300 or 7.6% of gross sales, versus $922,000 or 8.1% of gross sales for 2000. The decrease in spending of $62,700 was primarily attributable to lower professional fees, partially offset by increased insurance costs.

Amortization of Goodwill:

The Company recorded goodwill of $10,848,200 in connection with the Merger. Amortization expense for the three months ended September 30, 2001 was $62,200, versus $225,500 of amortization expense for 2000. Since the sale of the tomato-based product lines comprised all of the remaining assets of OFPI, the remaining unamortized goodwill associated with the reverse acquisition of OFPI in October 1999 of $6,776,200 was written-off in June as part of the sale. The remaining goodwill associated with the acquisition of OI continues to be amortized over a twelve-year life, resulting in $62,200 in expense for the third quarter.

Loss on Sale of Product Lines and Plant Closure:

During the prior year, the Company recorded a provision of $250,000 for losses on the sale of surplus production equipment at the Company's leased manufacturing facility in Morgan Hill, California where production of the tomato-based product lines occurred until July 21, 2000.

Interest Expense:

The Company's interest expense for the three months ended September 30, 2001 was $179,500 versus $366,400 for 2000. The reduction of $186,900 or 51% was primarily attributable to significant reductions in the prime rate during 2001 and lower non-cash interest expense associated with the private placement notes. During the third quarter, non-cash interest expense of $11,200 was recorded for the value of the common stock purchase warrants issued to the private placement note holders versus $48,600 for the prior year.

Net Income/(Loss):

The Company reported net income of $195,900 versus a net loss of $636,300 for the three-month periods ended September 30, 2001 and September 30, 2000, respectively. The improvement in 2001 was primarily due to improved gross margins, reduced interest expense, reduced general and administrative expenses and the non-recurring loss on the plant closure recorded in the prior year.

--------------------------------------------------------------------------------
Results of Operations for the Nine-Month Periods Ending September 30, 2001 and September 30, 2000
--------------------------------------------------------------------------------

Summary of Results:

Management believes that Earnings Before Interest, Taxes, Depreciation, Amortization and Losses on Asset Disposals ("EBITDA as adjusted") is an important measure of the Company's operating performance. For the nine months ended September 30, 2001, EBITDA as adjusted was $1,737,000 compared to $1,296,900 for the prior year, an increase of $440,100 or 34%. The improved performance in 2001 was primarily attributable to improved gross margins and reduced operating expenses.

Revenues:

SPOP's gross sales for the nine months ended September 30, 2001 were $33,838,500 compared to $34,977,000 for 2000, a decrease of $1,138,500, or 3.3% versus 2000.
The decrease in 2001 was entirely due to lower sales of industrial organic ingredients (particularly citrus products and bulk nutritional oils) and the lost sales associated with the disposed product lines, partially offset by higher sales of branded culinary products and nutritional supplements. Within the branded culinary products, sales were significantly higher than prior year in packaged oil (+7.6%), packaged mayonnaise (+17.2%) and individually quick frozen fruits and vegetables (a new product category this year). Branded nutritional supplement sales increased 13.2% versus the prior year.

Comparable gross sales (after eliminating sales of disposed or discontinued product lines from both periods) increased by 2.2% versus the prior year.

During the nine months ended September 30, 2001 and 2000, gross sales by source were as follows:

                                                         2001            2000
                                                         ----            ----

Consumer Brands - Culinary Products                  $12,745,900     $11,174,000
Consumer Brands - Nutritional Supplements              6,718,800       5,937,700
Industrial Ingredients                                10,052,400      12,552,100
Private Label Products/Other                           1,860,300       1,042,200
Disposed/Discontinued Product Lines                    2,461,100       4,271,000
                                                     -----------     -----------
  Total Gross Sales                                  $33,838,500     $34,977,000
                                                     ===========     ===========

Discounts and allowances as a percent of gross sales increased to 7.1% of gross sales for 2001 compared to 6.5% in 2000. The increase was primarily the result of increased promotion levels during 2001 on the disposed product lines.

Cost of Goods Sold:

The Company's cost of goods sold decreased as a percent of gross sales for the nine-months ended September 30, 2001 to 67.1% compared to 69.6% for the same period in 2000. The decrease was due primarily to lower costs on the nutritional supplement oils and packaged dairy case products, as well as lower cost of goods associated with the disposed product lines as a result of the Morgan Hill plant closure in July, 2000.

Gross Profit:

Gross profit for the nine months ended September 30, 2001 was $8,739,800 versus $8,379,000 for 2000, an increase of $360,800 or 4.3%. Gross profit as a percentage of gross sales was 25.8% for 2001 versus 24.0% for the nine months ended September 30, 2000, primarily due to the improved margins on the nutritional supplement products, packaged dairy case products and the lower cost of goods associated with the disposed product lines as a result of the Morgan Hill shutdown.

Sales and Marketing Expenses:

The Company's sales and marketing expenses for the nine months ended September 30, 2001 were $4,726,900 or 14.0% of gross sales, versus $4,810,800 or 13.8% of gross sales for 2000. The decrease in spending of $83,900 was primarily attributable to reduced spending on trade shows, consulting fees and broker commissions, partially offset by increased advertising and slotting fees.

General and Administrative Expenses:

The Company's general and administrative expenses for the nine months ended September 30, 2001 were $2,585,700 or 7.6% of gross sales, versus $2,701,100 or 7.7% of gross sales for 2000. The decrease in spending of $115,400 was primarily attributable to lower banking, accounting and legal fees, partially offset by increased insurance and utility costs.

Amortization of Goodwill:

The Company recorded goodwill of $10,848,200 in connection with the Merger. Amortization expense for the nine months ended September 30, 2001 was $458,600, versus $684,200 of amortization expense for 2000. Since the sale of the tomato-based product lines comprised all of the remaining assets of OFPI, the remaining unamortized goodwill associated with the reverse acquisition of OFPI in October 1999 of $6,776,200 was written-off in June as part of the sale. The remaining goodwill associated with the acquisition of OI continues to be amortized over a twelve-year life.

Loss on Sale of Product Lines and Plant Closure:

Since the product lines sold comprised all of the remaining assets of OFPI, the remaining net goodwill associated with the reverse acquisition of OFPI in October 1999 of $6,776,200 was written-off as part of the entry to record the sale. Accordingly, the Company recorded a non-cash loss on the sale of the product lines of $4,976,400 in the month of June 2001. During the prior year, the Company recorded a provision of $388,400 for losses on the sale or disposal of production equipment and leasehold improvements at the Company's leased manufacturing facility in Morgan Hill, California where production of the tomato-based product lines occurred until July 21, 2000.

Interest Expense:

The Company's interest expense for the nine months ended September 30, 2001 was $705,900 versus $1,067,300 for 2000. The reduction of $361,400 or 34% was primarily attributable to significant reductions in the prime rate during 2001 and lower non-cash interest expense associated with the private placement notes. Non-cash interest expense of $52,700 was recorded during the nine months ended September 30, 2001 versus $118,700 for 2000 for the value of the common stock purchase warrants issued to the private placement note holders.

Net Loss:

The Company reported a net loss of $4,698,200 and $1,210,900 for the nine-month periods ended September 30, 2001 and September 30, 2000, respectively. Excluding the loss on the disposed product lines and plant closure, the Company reported net income of $278,200 versus a net loss of $822,500 for the prior year. The improvement in 2001 was primarily due to improved gross margins, reduced interest expense and lower operating expenses.

Seasonality:

Historically, the Company has experienced only minor seasonal fluctuations in revenues. Typically, the third and fourth quarters feature stronger demand for the Company's culinary products than the first and second quarters.

In the ordinary course of its business, the Company enters into commitments to purchase raw materials over a period of time, generally six months to one year, at contracted prices. At September 30, 2001, these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

Liquidity and Capital Resources:

The Company maintains a credit facility with its primary lender, Wells Fargo Business Credit ("WFBC"), consisting of term debt and a revolving line of credit, that is secured by substantially all assets of the Company and bears interest at prime plus 1% to 1+1/4%. Advances under the revolving line of credit are limited to a borrowing base consisting of certain accounts receivable and inventory. Also included in the facility are two term notes requiring payment over 60 months. Due to operating losses following the Merger, the Company was in default of certain financial covenants that were based on financial projections made at the time the facility was put in place. As a result of the default, WFBC began assessing an additional 100 basis points to the interest rates charged for the revolving line of credit and the two term notes as of July 17, 2000.

On October 18, 2001 the Company entered into an amendment (the "Amendment") to the existing Credit and Security Agreement (the "Agreement") with WFBC. The Amendment includes new financial covenants based on the Company's current financial position and latest forecasts of future results, a new term loan for up to $100,000 for new production equipment to be purchased by the Company, incentive targets which, if achieved, will enable the Company to reduce the interest rates charged by WFBC by 100 basis points, and also entails a two year extension through October 2004 under the same terms as the original Agreement. In consideration for the Amendment, the Company will pay WFBC an accommodation fee of $20,000 in two equal installments on November 1, and December 3, 2001. As a result of executing the Amendment, the Company has returned to an in-compliance status with WFBC. Accordingly, the Company reclassified $418,500 of the WFBC term debt from current liabilities to long-term debt as of September 30, 2001.

At September 30, 2001 the Company had $808,300 in available borrowing under its line of credit versus none at December 31, 2000. The Company's bank overdraft as of September 30, 2001 was $648,900 compared to $539,000 at December 31, 2000. During the first nine months of 2001, the Company used $2,366,200 in cash from operating activities, compared to generating $127,500 in cash in 2000. The additional cash used was primarily due to reductions in trade payables financed by the sale of the disposed product lines and increased trade accounts receivable primarily due to seasonal fluctuations. Cash provided by investing activities was $2,299,700 in 2001 compared to cash used of $441,200 in 2000, which primarily reflected the proceeds from the sale of the tomato-based product lines in 2001. Cash provided by financing activities was $66,700 in 2001 compared to $313,900 in 2000. The decrease in funds provided by financing activities during 2001 primarily reflected lower utilization of the revolving line of credit and lower proceeds from notes payable, partially offset by lower principal payments on long-term debt.

The Company is highly leveraged and is currently investigating potential additional sources of working capital such as the sale of certain assets and the issuance of common stock. However, Management believes that future cash flows from operations should provide adequate funds to meet the Company's estimated cash requirements for the foreseeable future. Moreover, the majority shareholder has indicated that he has the intent and ability to support the operations of the Company with additional funding for the next fiscal year, if needed.

The Company's future results of operations and any forward-looking statements contained in this report involve a number of risks and uncertainties. In addition to the issues discussed above, other factors that could cause actual results to differ materially are general business conditions and the general economy, competitors' pricing and marketing efforts, availability of third-party materials at reasonable prices, risk of nonpayment of accounts receivable, risk of inventory obsolescence due to shifts in market demand, timing of product introductions, and litigation involving product liabilities and consumer issues.

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

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of certain intangible assets and goodwill based on the criteria in SFAS 141.

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

The Company's previous business combination (the merger of OFPI, OI, SNI and SCI as discussed in Note 2 to the financial statements) was accounted for using the purchase method. As of September 30, 2001 the net carrying amount of goodwill remaining after the sale of the tomato-based product lines, as discussed in Note 3 to the financial statements, was $2,482,000 and other intangible assets was $58,000. Amortization expense of goodwill and other intangible assets during the nine-month period ended September 30, 2001 was $468,300. At present, the Company is currently assessing but has not yet determined the impact the adoption of SFAS 141 and SFAS 142 will have on its financial position and results of operations.


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

Certain Company debt items are sensitive to changes in interest rates. The following table summarizes principal cash flows and related weighted average interest rates by expected maturity date for long-term debt ($ thousands):



                                                                      Expected Maturity Date
                                 Outstanding                         (Years Ended December 31)
                               Sept 30, 2001       2001       2002       2003      2004       2005      2006+
                               -------------       ----       ----       ----      ----       ----      -----
Long Term Debt:
Fixed Rate                          $1,738.0      $77.4     $608.4     $586.6    $165.9      $40.7     $259.0
  Avg. Int. Rate                        10.8%      11.2%      11.2%      11.3%     10.9%      10.0%       8.6%
Variable Rate                         $597.3      $44.7     $178.8     $178.8    $158.2      $36.8        --
  Avg. Int. Rate                         7.8%       7.5%       6.8%       7.8%      8.5%       8.7%       --


Throughout the course of its fiscal year, the Company utilizes a variable interest rate line of credit at various borrowing levels. For the nine months ended September 30, 2001, the average outstanding balance under the line of credit was approximately $5,715,500, with a weighted average interest rate of 9.5%. The line of credit agreement calls for the interest rate to float at the prime rate plus 200 basis points. Under the terms of the Amendment executed on October 18, 2001, the interest rates charged will drop to prime plus 100 basis points if certain financial targets are achieved by the Company for the year ended December 31, 2001.

In the ordinary course of its business, the Company enters into commitments to purchase raw materials over a period of time, generally six months to one year, at contracted prices. At September 30, 2001, these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.



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

The Company and the Sunny Farms bankruptcy trustee reached an agreement on October 9, 2001 regarding the earn-out calculations and subsequent shares to be released from escrow, which is in the process of being approved by the Bankruptcy Court. An estimated accrual of $94,400 for common shares to be released was included in accounts payable at September 30, 2001.

In October 2000, the Company was notified by counsel for GFA Brands, Inc. that nutritional claims pertaining to Spectrum Naturals Organic Margarine were infringing upon two patents issued in the United States that pertain to particular fat compositions suitable for human ingestion. The patent holder exclusively licensed each of these patents to GFA Brands. Management believes that the margarine does not infringe upon either patent, and further, that the patents are unenforceable in any case. Management engaged legal counsel that

                                       18



specialize in this area and received an opinion letter in February 2001 confirming that, in the opinion of counsel, the manufacture or sale of Spectrum
Naturals Organic Margarine does not infringe upon the GFA patents, either literally or under the doctrine of equivalents.

The Company filed a complaint against GFA Brands for declaratory judgment of non-infringement and invalidity of the two patents on August 28, 2001 in the U.S. District Court for Northern California. The Complaint requests a declaratory judgment that the margarine does not infringe either patent, a declaratory judgment that both patents are invalid, that GFA Brands be enjoined from threatening or asserting any action for infringement of either patent, and attorney's fees.

Management believes the Company has meritorious defenses and that a loss is not probable at this time, therefore, no provision for loss has been recorded at September 30, 2001.


Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

During the nine months ended September 30, 2001, the Company issued unregistered no par value restricted shares of its common stock as follows:


                                                                                        Cash and
                                                         Date            Shares         Non-Cash
                                                        Issued           Issued         Proceeds
                                                        ------           ------         --------

Shares issued to Thomas B. Simone, a  non-
  executive Director of the Company, under
  a private sale (a)                                 Feb 14, 2001        160,000       $  50,000

Shares issued to Charles A. Lynch and
  Phillip L. Moore, both non-executive
  Directors of the Company, in lieu of
  cash compensation for Board fees earned
  during CY 2000 (b)                                 Feb 15, 2001         64,000          20,000

Shares issued to four note holders under
  the private placement conversion offer
  to clear the default under the notes (c)              Various          630,000         164,000

Default common stock purchase warrants
  exercised by the note holders under the
  private placement completed in October
  1999 (d)                                              Various          210,500           2,100
                                                                       ---------        --------
Total Unregistered Restricted Common Shares Issued                     1,064,500       $ 236,100
                                                                       =========       =========

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

                                       19

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

(c) During the nine months ended September 30, 2001, the Company completed the process of curing the default under the private placement notes by offering the note holders the option of converting their notes to restricted common stock at a price of $.25 per share, or a three-year payment schedule calling for interest only during 2001, with principal and interest thereafter, plus common stock purchase warrants retroactive to October 1, 2000, equal to 10% of the outstanding principal at the closing bid price of SPOP stock at each quarter-end until the note is retired. On February 28, 2001, two note holders elected the conversion option and the Company issued 210,000 shares of restricted common stock in exchange for cancellation of both notes in the amount of $26,250 each. On June 28, 2001, two additional note holders elected the conversion option and the Company issued 420,000 shares of restricted common stock in exchange for cancellation of both notes in the amount of $52,500 each.

(d) During the nine months ended September 30, 2001, the remaining outstanding common stock purchase warrants issued to the private placement note holders as a result of the default were exercised at a penny per share.

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

On October 18, 2001 the Company entered into an amendment (the "Amendment") to the existing Credit and Security Agreement (the "Agreement") with WFBC. The Amendment includes new financial covenants based on the Company's current financial position and latest forecasts of future results, a new term loan for up to $100,000 for new production equipment to be purchased by the Company, incentive targets which, if achieved, will enable the Company to reduce the interest rates charged by WFBC by 100 basis points, and also entails a two year extension through October 2004 under the same terms as the original Agreement. In consideration for the Amendment, the Company will pay WFBC an accommodation fee of $20,000 in two equal installments on November 1, and December 3, 2001. As a result of executing the Amendment, the Company has returned to an in-compliance status with WFBC. Accordingly, the Company reclassified $418,500 of the WFBC term debt from current liabilities to long-term debt at September 30, 2001.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None.


Item 5.  Other Information
--------------------------
None.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  The following documents are filed as exhibits to this Form 10-Q:

     2.09 Settlement Agreement dated October 9, 2001 by and between Tevis T. Thompson, Jr., trustee of the Chapter 7 Estate of Sunny Farms Corporation and Spectrum Organic Products, Inc.

     10.35 First Amendment to Credit and Security Agreement dated October 18, 2001 by and between Spectrum Organic Products, Inc. and Wells Fargo Business Credit, Inc.

(b)  None.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2001                      SPECTRUM ORGANIC PRODUCTS, INC.

                                            By:  /s/  Robert B. Fowles
                                               -------------------------------
                                                      Robert B. Fowles
                                                      Duly Authorized Officer &
                                                      Chief Financial Officer