Form 10-K
period 2001-12-31
SPECTRUM ORGANIC PRODUCTS INC
filed 2002-03-20
CIK 1034992

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to________________

Commission File No. 333-22997

                         Spectrum Organic Products, Inc.
                  ----------------------------------------------
                 (Name of Registrant as specified in its Charter)

         California                                             94-3076294
 ------------------------------                               ---------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

        133 Copeland Street
        Petaluma, California                                        94952
---------------------------------------                            --------
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

Check if there is no disclosure contained herein of delinquent filers pursuant to Item 405 of Regulation S-K, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or by amendment to this Form 10-K. (|X|)

As of March 5, 2002, 45,698,661 shares of the Registrant's common stock were outstanding.

As of March 5, 2002, the aggregate market value of the Registrant's no par value common stock, excluding shares held by affiliates, was $1,716,400 based upon a closing bid price of $0.25 per share of common stock on the NASDAQ OTC Bulletin Board System.

                                     PART I

ITEM 1. BUSINESS
----------------

Introduction

This Form 10-K of Spectrum Organic Products, Inc., ("SPOP", the "Company" or the "Registrant") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially.

SPOP is a vertically integrated company focused on three revenue producing areas: Food, Nutritional Supplements, and Industrial Ingredients. The Company is the result of the October 1999 merger of Spectrum Naturals, Inc. ("SNI"), Spectrum Commodities, Inc. ("SCI"), Organic Food Products, Inc. ("OFPI") and Organic Ingredients, Inc. ("OI"), hereinafter defined as the "Merger". OFPI was the Registrant prior to the Merger. However, the Merger was accounted for as a reverse acquisition purchase with SNI as the accounting acquirer since former SNI shareholders held more than 70% of the post merger common stock of the Company. Following the closing of the Merger on October 6, 1999 SNI, SCI and OI ceased to exist as separate legal entities, and the Company changed its name to Spectrum Organic Products, Inc.

History

SNI was incorporated in 1980 to bring nutrition and quality into the vegetable oil category. In the beginning, natural oils were manufactured and distributed in bulk. Six years later the "Spectrum Naturals" brand was launched. Over time, SNI expanded its product lines to include condiments and salad dressings under the "Spectrum Naturals" brand and nutritional supplements under the "Spectrum Essentials" brand. The brands are positioned as premium, healthy alternatives to conventional products as a result of the organic sourcing of raw ingredients and the chemical-free extraction of the oils. SNI has been a leading innovator in the development and marketing of expeller-pressed and certified organic vegetable oils. The Company has also been a leading proponent of testing and verifying the absence of genetically modified organisms in its culinary oils. SNI has produced and marketed canola mayonnaise since 1987, organic vinegar since 1989 and low-fat or fat-free salad dressings since 1996. "Spectrum Spread", a healthy alternative to butter or margarine was introduced in 1993. The Company launched the first organic mayonnaise and the first organic margarine in 2000.

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

In 1995 SNI formed Spectrum Commodities, Inc. to serve other natural food manufacturers with similar bulk ingredient needs. SCI's mission was to improve the integrity of ingredients used in food manufacturing. SCI offered expeller pressed oils in place of those made with petroleum solvents. Organic and non-GMO oils are often preferred over their conventional counterparts. SCI also secured exclusive distribution rights to new products such as organic palm and coconut oils. SCI works with a distribution network that has railcar pumping stations and warehouses on both coasts. SCI provides industrial quantities of organic and expeller pressed culinary and nutritional oils and organic vinegar to manufacturers, co-packers, private label and food service accounts, both domestically and for export.

OFPI (formerly traded under the stock symbol "OFPI") was incorporated in 1987 as S&D Foods, Inc. Since 1987 OFPI has manufactured and marketed organic and all-natural pasta sauces, salsas and condiments under the brand names "Garden Valley Naturals" and "Parrot". In 1995 OFPI changed its name to Garden Valley Naturals, Inc. In 1996 Garden Valley Naturals entered into a reverse merger with Organic Food Products, Inc., which also marketed organic pasta sauces, salsas, condiments and children's meals under the "Millina's Finest" brand name. OFPI went public in August 1997 and was traded on the NASDAQ Small Cap Market until being delisted in May 1999 due to non-compliance with the net tangible assets requirement. Since then the Company's common stock has traded on the NASDAQ OTC Bulletin Board System.

In June 2001 SPOP sold its tomato-based products and children's meals marketed under the Garden Valley Naturals, Parrot and Millina's Finest brand names to an unrelated third party in order to raise additional working capital.

OI, operating under the name "Organic Ingredients, Inc.", is a supplier of industrial organic ingredients, including fruit and vegetable juices, fruit and vegetable juice concentrates, fruit and vegetable purees, individually quick-frozen or "IQF" frozen fruits and vegetables and apple cider vinegar. In addition, OI has private label programs and packs products for retail chains. OI sources its raw materials from the Western states of the United States as well as Mexico, Canada, South America, Eurpoe and China. OI, formed in July of 1996 as a limited liability company, was incorporated in December 1997 and, combined with SCI, comprise SPOP's Industrial Ingredients product lines.

The Company, through its Consumer Brands and Industrial Ingredients sales forces, offers its products here in the U.S. as well as internationally to natural and mainstream retailers and manufacturers. Retail products are sold in, but not limited to, stores such as Safeway, A&P, Trader Joe's, Whole Foods, Raley's and Wild Oats.


CONSUMER BRANDS PRODUCT LINES

The Company introduces and discontinues products on a regular basis, consistent with customary practices of other firms in the processed food industry. The Company's current product lines, which include organic and Orthodox Union Certified products, include the following:

Culinary Oils

The Company's largest consumer branded product line is olive oil. SPOP markets organic and conventional olive oil in refined and unrefined states in various sizes. There are also olive oils offered from various geographic regions including Greece, Italy and California.

SPOP also markets other refined, unrefined, blended and organic cooking oils under the Spectrum Naturals brand. The other culinary oils include Almond, Apricot, Avocado, Canola, Coconut, Corn, Peanut, Grapeseed, Safflower, Sesame, Soy, Sunflower and Walnut.

Condiments

The Company also markets condiments under the Spectrum Naturals brand name. There is both a "lite" and a regular mayonnaise made from expeller pressed canola oil. The Company introduced the first organic mayonnaise during 2000. SPOP also markets a vinegar line that is third party certified organic which includes: apple cider, brown rice, red wine, white wine and balsamic. There is also non-organic balsamic vinegar from Modina, Italy. SPOP also markets two types of spreads: Spectrum Naturals Canola Spread, and Essential Omega Spread made with organic flax and soy oils. SPOP also introduced the first organic margarine during 2000.

Salad Dressings

The Company also markets organic salad dressings in both fat-free and low-fat versions in various flavors and sizes. The salad dressing line also includes three Omega-3 vinaigrettes, which are functional full-fat dressings made with organic flax and soy oil to help consumers achieve recommended daily allowances of Omega-3 essential fatty acids in a tasteful product.

Cooking Sprays

There are two cooking sprays that compete with their mass-market counterpart "Pam." The Spectrum Super Canola Skillet Spray is made from high oleic canola oil. The second spray, Spectrum Organic Skillet Spray, is made from a blend of organic extra virgin olive oil and organic canola oil. Both skillet sprays are low fat cooking products.

Shortening

SPOP markets a non-hydrogenated organic palm shortening that can be used in any cooking application where butter, margarine or shortening is called for. The Spectrum Naturals shortening is a healthy alternative to hydrogenated shortening and partially hydrogenated oils.

IQF Whole Frozen Fruits and Vegetables

There are seven IQF whole frozen fruits offered by the Company: raspberries, strawberries, peaches, mango, papaya, blueberries and pineapple. IQF whole vegetables include peas and corn.

Nutritional Supplements

SPOP markets essential fatty acid supplements under the Spectrum Essentials brand. The supplements come in both liquid and capsule forms. The essential fatty acid supplement oils include Flax, Borage, Evening Primrose, Norwegian Fish and Wheat Germ oils in various mixtures and flavors. The Spectrum Essentials brand also includes a fiber supplement for colon care.


INDUSTRIAL INGREDIENT PRODUCT LINES

The Company offers a wide variety of certified organic and non-organic industrial ingredients to other food manufacturers, which include the following:

Culinary Oils

Included in this product line are olive oils and numerous other vegetable cooking oils in both organic and conventional forms as well as refined and unrefined states.

Condiments

Included in this product line are vinegar, mayonnaise and spread products in both organic and conventional forms.

Nutritional Oils

This product line consists mainly of flax oil sold in institutional sizes.

Citrus Products

Included in this product line are single strength juices, concentrates, and citrus by-products including oils, pulps and essences. All citrus products are made from orange, lemon, grapefruit, lime and tangerine fruits.

Fruit Juices and Juice Concentrates

This product line includes apple, pineapple, orange, lemon, lime, grapefruit, blackberry, cranberry, pear, peach, raspberry, strawberry and white grape juices and concentrates.

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

Fresh Bulk Fruit and Vegetables

This product line includes fresh apricots, apples, blackberries, grapes, pears, kiwifruit, peaches, raspberries, strawberries, nectarines and limes as well as beets, bell peppers, carrots, celery, lettuce, parsley, spinach, butternut squash, watercress, garlic, tomato paste and diced tomatoes.

The Industrial Ingredient product lines also include private label programs for organic food retailers. These programs include frozen juice concentrates, bottled single-strength juices, applesauce and apple-blended sauces, various fruit juices and IQF fruits and vegetables.

Sales and Distribution

SPOP sells its consumer branded products primarily through distributors, independent commissioned food brokers and specialty food brokers to natural food and specialty food stores, club stores, retail chains and independent grocery stores. Currently SPOP products are offered in over 6,000 health food stores nationwide and 2,000 grocery stores located throughout the U.S. and in the Far East, Canada, and Europe. In order to increase its distribution and sales, SPOP offers special promotional pricing and occasionally may pay "slotting fees," which are payments made by food processors and distributors to retail stores in order to acquire retail shelf space for their food products.

In 2001 United Natural Foods, Inc. accounted for approximately 36% of the Company's gross sales, versus 27% in 2000 and 18% in 1999. The loss of this customer would have a material adverse effect on SPOP's operations. This customer's percentage of sales continues to increase as a result of acquisitions and their success as the largest distributor in the organic and all-natural foods industry.

The Industrial Ingredient product lines historically have been sold to food manufacturers worldwide. From time to time, OI has utilized the services of food brokers.

A broker incentive plan has been implemented based on semi-annual quotas to motivate brokers to increase their sales of SPOP products. SPOP has also entered into arrangements with certain retail store chains to obtain closer working relationships and enhanced retail merchandising and promotional support.

Following the Merger, SPOP has focused on its core natural foods distribution network, and will enter into new distribution arrangements with mass-market accounts where profitable. Management believes there is an opportunity to enter conventional supermarkets as they become more committed to providing a variety of organic and natural food products, and as consumers become more health conscious.

Marketing and New Product Development

SPOP's product marketing emphasizes organic, all natural and generally low fat content, except for healthy fat cooking oils, as a healthful and tasteful alternative to similar traditional food products. Each brand is targeted toward specific consumer segments with appropriate products, flavor variations, images and messages. SPOP promotes all its brands to natural food and health food stores and the specialty or gourmet departments of grocery stores. SPOP utilizes a pricing strategy in which its organic food products are offered at prices only slightly higher than their non-organic counterparts through strategic everyday value pricing programs with key retailers.

The Company primarily uses outside resources in developing its new consumer branded products. Research and development expenses are included in general and administrative expense and have not been significant since the Merger.

Manufacturing Facilities and Suppliers

SPOP manufactures and bottles the Spectrum Essentials product line and bottles the Company's culinary oils in a leased facility located at 133 Copeland Street, Petaluma, California. The Company's corporate headquarters is a leased facility located at 1304 South Point Boulevard, Suite 280, Petaluma, which contains the sales, marketing and executive offices. The Company's finance, human resource, administration, and operations personnel are housed in the Copeland Street facility. The Industrial Ingredients sales force is headquartered in Aptos, California and the related research and development center is located in a separate leased facility in Aptos.

SPOP also uses co-packers to process and package its vinegars, condiments, dressings, mayonnaise, shortening, spreads, and encapsulated nutritional products. In July 2000 SPOP consolidated its warehousing and distribution of all branded consumer products at a third party facility in Tracy, CA. Warehousing and distribution of industrial oils continues to be handled at the Copeland Street facility.

The Company's industrial products are produced in co-pack arrangements under a contract with the processor or under a fee arrangement for one-time production runs, depending on the product, commodity, and market conditions. The Company's primary manufacturer of branded products represented approximately 6% of the cost of goods sold in 2001 versus 9% in 2000 and 10% in 1999. While a change in manufacturers could cause a delay in production and a possible loss of sales, the Company believes other manufacturers are available who could provide processing at similar prices and terms.

While many raw materials are available from a number of sources, SPOP currently purchases its organic and conventional products from two primary suppliers and has written agreements covering the majority of its anticipated purchases. The Company had one vendor that supplied approximately 6% of SPOP's raw material purchases in 2001 versus 9% in 2000 and 15% in 1999. The Company believes that other suppliers are available who could provide products at similar prices and terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which could adversely affect operating results.

Competition

The natural food and health food industries in general and the condiment, culinary oil, supplement and fruit juice businesses in particular, are highly competitive, and there are numerous multinational, regional and local firms that currently compete, or are capable of competing, with SPOP. Competitors in the non-organic condiments market include H.J. Heinz Company, Reckitt & Colman Inc., which markets French's mustard, and International Home Foods, which markets

Gulden's mustard as well as Best Foods Mayonnaise. SPOP competes with numerous brands in the non-organic vegetable oil category including Puritan and Wesson. In the natural foods category SPOP's principal competitor is Hain Pure Foods. The Company also faces competition in the natural food condiment market from Eden, Canoleo, Nasoya, Annie's, and Braggs. In the organic culinary oil category, competitors include Colavita, Hain and Dal Raccolto. The nutritional supplement competitors include Health From The Sun and Barleans.

Competitive factors in the specialty foods industry include price, quality, brand image and flavor. SPOP positions its product lines to be slightly more expensive than their non-organic food counterparts but consistent with prices charged by other organic food marketers. Management believes its products compete favorably against other organic foods with respect to quality and flavor.

Trade Names and Trademarks

The Company has federal registration for its Spectrum Naturals, Spectrum Essentials, Spectrum Spread and Veg Omega-3 trademarks. However, there can be no assurance that any trademark or trade name will not be copied or challenged by others.

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

Employees

As of March 5, 2002 SPOP had 79 full-time employees. SPOP's employees are not covered by a collective bargaining agreement and the Company considers its employee relations to be satisfactory.


ITEM 2. PROPERTY
----------------

The Company leases two facilities in Petaluma, California to house manufacturing, warehousing, administrative offices and the corporate headquarters. The Petaluma facilities occupy a total of 47,300 square feet at a monthly rate of $28,000. The Company also leases 1,600 square feet at a cost of $3,100 per month in Aptos, California to house the Organic Ingredients sales force. An additional 1,600 square foot space in Aptos is leased at a monthly cost of $1,600 to house the Organic Ingredients/Private label research and development center.

Management believes that these facilities are adequate for the Company's needs. However, additional efficiencies could be achieved with a consolidated facility.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

In February 1998 OFPI acquired the natural fruit juice and water bottling operations of Sunny Farms Corporation for cash and 566,667 shares of common stock. Half of the common stock consideration was held in escrow, contingent upon earn-out factors for the year following the acquisition. Sunny Farms sought voluntary relief pursuant to Chapter 7 of the U.S. Bankruptcy Code in November 1998. A Trustee was duly appointed shortly thereafter to protect the Chapter 7 estate of Sunny Farms. The Company reported its calculations under the earn-out provisions in early 1999, which Sunny Farms disputed. In October 2000, attorneys for the Trustee filed a complaint against the Company in the U.S. Bankruptcy Court for the Northern District of California, challenging the Company's earn-out calculations and requesting that a portion of the common stock held in escrow be released.

The Company and the Sunny Farms bankruptcy trustee reached an agreement on October 9, 2001 regarding the earn-out calculations and subsequent shares to be released from escrow, which was approved by the Bankruptcy Court on December 6, 2001. Accordingly, the Company has retired the escrowed shares and issued 118,000 shares of restricted common stock to the Trustee in final settlement of this matter.

In November 1998 Global Natural Brands, Ltd. ("Global") and its four principals filed a lawsuit against OFPI and its four principals, alleging unpaid wages and seeking money damages and injunctive relief. Global had provided managerial services to OFPI from April 1998 to October 1998, when OFPI terminated its services.

SPOP assumed the litigation in connection with the Merger and reached a settlement and release with Global in April 2000, and the case has been dismissed. Under the terms of the settlement and release, SPOP paid Global cash consideration of $145,000, and issued 400,000 shares of SPOP stock, which were valued at the closing market price on the date of settlement. In addition, SPOP issued to Global options to purchase 225,000 common shares at $2.25 per share over an option term that expires on October 31, 2002.

In October 2000 the Company was notified by counsel for GFA Brands, Inc. that nutritional claims pertaining to Spectrum Naturals Organic Margarine were infringing upon two patents issued in the United States that pertain to particular fat compositions suitable for human ingestion. The patent holder exclusively licensed each of these patents to GFA Brands. Management believes that the margarine does not infringe upon either patent, and further, that the patents are unenforceable. Management engaged legal counsel that specialize in this area and received an opinion letter in February 2001 confirming that, in the opinion of counsel, the manufacture or sale of Spectrum Naturals Organic Margarine does not infringe upon the GFA patents, either literally or under the doctrine of equivalents.

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

Management believes the Company has meritorious defenses and that a loss is not probable on the patent infringement complaint at this time. Accordingly, no provision for loss has been recorded at December 31, 2001.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------------------------------------------------------------------------
MATTERS
-------

The Company's common stock was traded on the NASDAQ Small Cap Market under the symbol "OFPI" from August 1997 to May 1999 when it was delisted due to non-compliance with the minimum net book value requirement. Thereafter it traded on the NASDAQ OTC Bulletin Board System and still does under the new symbol "SPOP."

The following table sets forth the range of high and low closing prices of the Company's common stock as reported by NASDAQ for the periods indicated.

                                                                 Price
                                                                 -----
                                                            High        Low
                                                            ----        ---
        Fiscal Year Ended December 31, 2001
            First Quarter                                  $0.50       $0.25
            Second Quarter                                  0.41        0.22
            Third Quarter                                   0.27        0.19
            Fourth Quarter                                  0.48        0.14
        Fiscal Year Ended December 31, 2000
            First Quarter                                   1.00        0.38
            Second Quarter                                  1.00        0.28
            Third Quarter                                   0.88        0.30
            Fourth Quarter                                  0.75        0.31
        Fiscal Year Ended December 31, 1999
            First Quarter                                   1.69        0.56
            Second Quarter                                  1.50        0.53
            Third Quarter                                   1.06        0.63
            Fourth Quarter                                  1.00        0.38

The last recorded sale price of the Company's common stock was $0.25 per share on the NASDAQ OTC Bulletin Board System on March 6, 2002.

As of March 1, 2002 the Company had approximately 750 record and beneficial stockholders.

Dividend Policy

The Company has not in the past nor does it intend to pay cash dividends on its common stock in the future. The Company intends to retain earnings, if any, for use in the operation and expansion of its business. The amount of future dividends, if any, will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements, general economic conditions and such other factors as the Board deems relevant. Moreover, the Company's credit and security agreement with its primary lender, Wells Fargo Business Credit, Inc. prohibits the payment of dividends without the prior approval of the lender.



Shares Issued During the Years Ended December 31, 2001, 2000 and 1999

During the years ended December 31, 2001 and 2000, the Company issued unregistered restricted shares of its common stock as follows for the reasons indicated:



                                                                                                    Cash and
                                                                         Date           Shares      Non-Cash
                                                                        Issued          Issued      Proceeds
                                                                        ------          ------      --------
Year Ended December 31, 2001:

Shares issued to Thomas B. Simone, a non-
    executive Director of the Company, under a
    private sale                                                     Feb 14, 2001       160,000     $ 50,000

Shares issued to Charles A. Lynch and Phillip L. Moore, both non-executive Directors of the Company, in lieu of cash
   compensation for Board fees earned during CY 2000                 Feb 15, 2001        64,000       20,000

Shares issued to four note holders under the private placement
    conversion offer to convert the notes to equity                    Various          630,000      168,200

Common stock purchase warrants exercised by the note holders
    under the private placement completed in October 1999              Various          230,883         --

Shares issued to the Chapter 7 estate of Sunny Farms Corp. in
    final settlement of litigation (see Legal Proceedings)            Dec. 2001         117,950       93,700
                                                                                      ---------     --------
Totals for Year Ended December 31, 2001                                               1,202,833     $331,900
                                                                                      =========     ========

Year Ended December 31, 2000:

Shares issued to Global Natural Brands, Ltd. in connection with
    the settlement of litigation (see Legal Proceedings)             April 2000         400,000     $318,800

Common stock purchase warrants exercised by the note holders
    under the private placement completed in October 1999              Various          181,642        1,400
                                                                                      ---------     --------
Totals for Year Ended December 31, 2000                                                 581,642     $320,200
                                                                                      =========     ========


There were no unregistered shares issued by the Company during 1999.

All the shares except those issued to the Chapter 7 estate of Sunny Farms Corp.
were issued under Regulation D of the Securities Act of 1933 (the "Act"), with resale of such shares permitted only pursuant to Rule 144 of the Act. All certificates representing the unregistered shares were endorsed with restrictive legends identifying them as unregistered under the Act.

                                       10



ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and the consolidated financial statements of the Company and the notes thereto included in Item 8 of this Form 10-K.

                                                                  Years Ended December 31,
                                                                  ------------------------
                                                      2001        2000        1999        1998        1997
                                                      ----        ----        ----        ----        ----
                                                           (in thousands, except per share data)
Operating Data:
   Gross Sales                                      $44,822     $45,582     $31,418     $23,951     $20,392
   Gross Profit                                      11,374      10,466       8,660       6,500       5,670
   EBITDA, as Adjusted                                2,442       1,189       1,417       1,492       1,516
   Income (Loss) from Operations                     (4,251)       (688)        762       1,144       1,199
   Net Income (Loss)                                 (5,206)     (2,002)       (113)        403         471

   Weighted Average Shares Outstanding               45,279      44,234      35,095      32,336      32,336

   Net Income (Loss) per Share                      $ (0.12)    $ (0.05)    $ (0.00)    $  0.01     $  0.02
   Cash Dividends Declared per Share                $  0.00     $  0.00     $  0.00     $  0.00     $  0.00

                                                                     As of December 31,
                                                                     ------------------
                                                      2001        2000        1999        1998        1997
                                                      ----        ----        ----        ----        ----
Balance Sheet Data:
   Working Capital (Deficit)                        $(1,030)    $(4,257)    $(3,323)    $   413     $   251
   Total Tangible Assets                             12,776      13,057      14,654       6,866       6,539
   Total Assets                                      14,300      22,841      24,974       7,226       6,957
   Total Long-term Debt                               1,708       2,001       2,788       2,811       2,637
   Total Stockholders' Equity (Deficit)               2,098       6,850       8,413         141        (140)

As described in Note 1 to the financial statements, the Company was formed on October 6, 1999 by the Merger of Spectrum Naturals, Inc., its affiliate Spectrum
Commodities, Inc. and Organic Ingredients, Inc. with and into Organic Food
Products, Inc. Effective with the Merger the newly combined entity changed its name to Spectrum Organic Products, Inc. Since a controlling interest in the combined Company is held by former SNI stockholders, the Merger was accounted for as a reverse acquisition, with SNI as accounting acquirer and OI and OFPI as accounting acquirees.

Accordingly, the selected financial data presented above reflects the historical results of SNI and SCI only for all periods presented through October 5, 1999 and the combined entity from the October 6, 1999 Merger date forward. EBITDA, as adjusted reflects earnings from operations before interest, taxes, depreciation, amortization, and non-cash losses on asset writedowns and the sale of product lines. Management believes this is the most relevant measure of the Company's operating performance, however, EBITDA, as adjusted may not be comparable to similar measures presented by other companies. The number of shares outstanding and per-share amounts have been retroactively restated where applicable for all periods presented.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

The following discussion should be read in conjunction with the financial statements and related notes and other information included in this report. The financial results reported herein are not necessarily indicative of the financial results that may be achieved by the Company in any future period.

Introduction

On October 6, 1999 Spectrum Naturals, Inc. ("SNI") and its affiliate, Spectrum
Commodities, Inc. ("SCI"), and Organic Ingredients, Inc. ("OI"), all California corporations, were merged with and into Organic Food Products, Inc., also a California corporation (the "Registrant"), (collectively "SPOP" or the
"Company"), pursuant to the Agreement and Plan of Merger and Reorganization, dated May 14, 1999 (the "Merger").

                                       11

As a result of the Merger, SNI stockholders received 4,669.53 shares of OFPI stock in exchange for each share of SNI stock previously held, for a total of 32,336,495 shares representing approximately 73.8% of the outstanding common stock after the Merger. OI stockholders received 39.5 shares of OFPI stock in exchange for each share of OI stock previously held, for a total of 3,950,000 shares representing approximately 9.0% of the outstanding common stock after the Merger. Existing OFPI stockholders held 7,275,665 of the outstanding shares, or approximately 17.2% of the common stock outstanding after the Merger. Since a controlling interest in the combined Company is held by former SNI stockholders after the Merger, the transaction was accounted for as a reverse acquisition, with SNI as accounting acquirer and OFPI and OI as accounting acquirees. Accordingly, operating results for fiscal year 1999 reflect SNI and SCI only from January 1, 1999 through October 5, 1999 and the merged entity from October 6, 1999 through December 31, 1999.

Upon the effective date of the Merger SNI, SCI and OI ceased to exist, the Registrant continued as the surviving corporation and the Company changed its name to Spectrum Organic Products, Inc. and its ticker symbol to SPOP.

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

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Summary of Results:

Management believes that Earnings Before Interest, Taxes, Depreciation, Amortization, Losses on Asset Disposals and Asset Writedowns ("EBITDA as adjusted") is an important measure of the Company's operating performance. For the year ended December 31, 2001 EBITDA as adjusted was $2,442,100 compared to $1,189,400 for the prior year, an increase of $1,252,700 or 105%. The improved performance in 2001 was primarily attributable to improved gross margins and reduced operating expenses.

Revenues:

SPOP's gross sales for the year ended December 31, 2001 were $44,822,400 compared to $45,582,400 for 2000, a decrease of $760,000, or 1.7% versus 2000.
The decrease in 2001 was primarily due to the lost sales associated with the disposed tomato-based product lines, partially offset by higher sales of branded culinary products and nutritional supplements. Within the branded culinary products, sales were significantly higher than the prior year in packaged oil (12.1%), packaged mayonnaise (14.9%) and individually quick frozen fruits and vegetables (a new product category this year). Branded nutritional supplement sales increased 13.7% versus the prior year.

Comparable gross sales (after eliminating sales of disposed or discontinued product lines from both years) increased by 5.6% versus the prior year.

During the years ended December 31, 2001 and 2000, gross sales by product line were as follows:

                                           2001             2000        % Change
                                           ----             ----        --------

Consumer Brands - Culinary             $17,222,200      $15,274,900       +12.7%
Consumer Brands - Nutritional            9,262,700        8,144,000       +13.7%
Industrial Ingredients                  14,189,600       14,848,300        -4.4%
Private Label/Other                      2,285,200        2,411,200        -5.2%
Disposed/Discontinued Products           1,862,700        4,904,000       -62.0%
                                      ------------     ------------     --------
Total Gross Sales                       44,822,400       45,582,400        -1.7%

Less Discounts and Allowances            3,438,400        3,092,300       +11.2%
                                      ------------     ------------     --------
Net Sales                              $41,384,000      $42,490,100        -2.6%
                                      ============     ============     ========

Foreign sales comprised 6% of the Company's gross sales during 2001 versus 10% during 2000. The largest foreign market was Canada, which comprised 5% and 8% of gross sales for 2001 and 2000, respectively.

Discounts and allowances as a percent of gross sales increased to 7.7% of gross sales for 2001 compared to 6.8% in 2000. The increase was primarily the result of increased promotion levels during 2001 on the disposed product lines, and changes in the sales mix in 2001, which featured lower sales of industrial ingredients and private label products which do not entail discounting.

Cost of Goods Sold:

The Company's cost of goods sold decreased as a percent of gross sales for the year ended December 31, 2001 to 67.0% compared to 70.3% for 2000. The decrease was due primarily to lower costs on the nutritional supplement oils and packaged dairy case products, as well as lower cost of goods associated with the disposed product lines as a result of the Morgan Hill plant closure in July, 2000. Also contributing to the improvement in 2001 was the change in the sales mix which featured higher sales of the higher-margin culinary and nutritional supplement branded product lines.

Gross Profit:

Gross profit for the year ended December 31, 2001 was $11,374,300 versus $10,466,400 for 2000, an increase of $907,900 or 8.7%. Gross profit as a percentage of gross sales was 25.4% for 2001 versus 23.0% for 2000, primarily due to the improved margins on the nutritional supplement products, packaged dairy case products and the lower cost of goods associated with the disposed tomato-based product lines as a result of the Morgan Hill shutdown. Also contributing to the improvement in 2001 was the change in the sales mix which featured higher sales of the higher-margin culinary and nutritional supplement branded product lines.

Sales and Marketing Expenses:

The Company's sales and marketing expenses for the year ended December 31, 2001 were $6,156,100 or 13.7% of gross sales, versus $6,265,300 or 13.7% of gross sales for 2000. The decrease in spending of $109,200 was primarily attributable to reduced spending on trade shows and consulting fees, partially offset by increased advertising and slotting fees.

General and Administrative Expenses:

The Company's general and administrative expenses for the year ended December 31, 2001 were $3,194,900 or 7.1% of gross sales, versus $3,542,700 or 7.8% of gross sales for 2000. The decrease in spending of $347,800 was primarily attributable to lower banking, accounting and legal fees, partially offset by increased insurance and utility costs.

Amortization of Goodwill:

The Company recorded goodwill of $10,848,200 in connection with the Merger. Amortization expense for the year ended December 31, 2001 was $520,700 versus $909,600 of amortization expense for 2000. The decrease in 2001 was attributable to the sale of the tomato-based product lines in June 2001. Since this comprised all of the remaining assets of OFPI, the balance of unamortized goodwill associated with the reverse acquisition of OFPI in October 1999 of $6,776,200 was written-off as part of the sale in June. The goodwill associated with the acquisition of OI was amortized over a twelve-year life during both years.

Loss on Sale of Product Lines:

As described in Note 2 to the Financial Statements, the Company sold its tomato-based product lines for $2,350,000 plus saleable inventories to Acirca, Inc., an unrelated third party, in June 2001. Since the product lines sold comprised all of the remaining assets of OFPI, the remaining net goodwill associated with the reverse acquisition of OFPI in October 1999 of $6,776,200 was written-off as part of the entry to record the sale. Accordingly, after accounting for transaction fees and eliminating escrowed funds from the consideration received, the Company recorded a non-cash loss on the sale of the product lines of $4,803,200 during 2001.

Loss on Asset Writedowns and Plant Closure:

As described in Note 3 to the Financial Statements, the Company has determined that the net goodwill associated with the Organic Ingredients product lines was impaired at December 31, 2001. Accordingly, the Company recorded a non-cash writedown of $950,000 to reduce the goodwill carrying amount at December 31, 2001 to $1,470,200, the estimated net realizable value.

Also as described in Note 3 to the Financial Statements, the Company closed its leased manufacturing facility in Morgan Hill, California during 2000 and transferred the production of the tomato-based product lines (which were subsequently sold to Acirca, Inc.) to a third party co-packer. A loss on the sale of the production equipment and the abandonment of leasehold improvements at the Morgan Hill facility of $436,500 was recorded in 2000.

Interest Expense:

The Company's interest expense for the year ended December 31, 2001 was $912,800 versus $1,381,500 for 2000. The reduction of $468,700 or 34% was primarily attributable to significant reductions in the prime rate during 2001 and lower non-cash interest expense associated with the private placement notes. Non-cash interest expense of $72,300 was recorded during the year ended December 31, 2001 versus $118,700 for 2000 for the value of the common stock purchase warrants issued to the private placement note holders.

Net Loss:

The Company reported a net loss of $5,205,800 and $2,002,300 for the years ended December 31, 2001 and December 31, 2000, respectively. Excluding the non-cash losses on the disposed product lines, asset writedowns and plant closure, the Company reported net income of $547,400 versus a net loss of $1,565,800 for the prior year. The improvement in 2001 was primarily due to improved gross margins, reduced interest expense and lower operating expenses.

Deferred Tax Assets:

Since the Company could not determine that it was more likely than not that the deferred tax benefits would be realized, a 100% valuation allowance has been recorded against the deferred tax assets for all periods presented.

Liquidity and Capital Resources:

The Company maintains a credit facility (the "Credit Agreement") with its primary lender, Wells Fargo Business Credit ("WFBC"), consisting of term debt and a revolving line of credit, that is secured by substantially all assets of the Company and bears interest at prime plus 1% to 1.25%. Advances under the revolving line of credit are limited to a borrowing base consisting of certain accounts receivable and inventory. Due to operating losses following the Merger, the Company was in default of certain financial covenants that were based on financial projections made at the time of the Merger. As a result of the default, WFBC began assessing an additional 100 basis points to the interest rates charged under the Credit Agreement as of July 17, 2000.

On October 18, 2001 the Company entered into an amendment (the "Amendment") to the existing Credit Agreement with WFBC. The Amendment includes new financial covenants based on the Company's current financial position and latest forecasts of future results, a new term loan for additional production equipment purchased by the Company, incentive targets for 2001 which have been achieved and will enable the Company to reduce the interest rates charged by WFBC by 100 basis points, and also entails a two year extension through October 2004. In consideration for the Amendment, the Company paid WFBC an accommodation fee of $20,000. As a result of executing the Amendment, the Company has returned to an in-compliance status with WFBC. Accordingly, the Company has reclassified the long-term portion of the WFBC term debt from current liabilities to long-term debt for all periods presented.

The Company could not operate its business without the Credit Agreement with WFBC or one similar to it. At December 31, 2001 the Company satisfied all financial covenants under the Credit Agreement and was also in compliance with all other requirements of the Credit Agreement. The Credit Agreement calls for continued satisfaction of various financial covenants for 2002 and beyond. Should the Company fail to meet future financial covenants (a "technical default"), WFBC would have certain rights, including the right to call all amounts due immediately. Management believes it is unlikely that the Company will fail to meet future financial covenants under the Credit Agreement, and that it would be even more unlikely for WFBC to exercise its right to terminate the Credit Agreement and call all amounts due in the event of a technical default by the Company.

At December 31, 2001 the Company had $955,800 in available borrowing under its line of credit versus $311,900 at December 31, 2000. The Company's bank overdraft as of December 31, 2001 was $546,400 compared to $539,000 at December 31, 2000. During 2001, the Company used $906,900 in cash from operating activities, compared to generating $359,500 in cash in 2000. The additional cash used was primarily due to reductions in trade payables financed by the sale of the disposed product lines and increased trade accounts receivable primarily due to increased November/December sales of the industrial ingredients product lines. Cash provided by investing activities was $2,342,900 in 2001 compared to $19,500 in 2000, which primarily reflected the proceeds from the sale of the tomato-based product lines in 2001. Cash used in financing activities was $1,435,700 in 2001 compared to $379,200 in 2000. The increase in funds used in financing activities during 2001 primarily reflected reductions in outstanding borrowing under the revolving line of credit and lower proceeds from notes payable, partially offset by lower principal payments on long-term debt.

At December 31, 2001 the Company still had negative working capital of $1,029,700, however, that reflected an improvement of $3,227,000 from the prior year. The Company is highly leveraged and is currently investigating potential additional sources of working capital from the sale of certain assets. However, Management believes that future cash flows from operations should provide adequate funds to meet the Company's estimated cash requirements for the foreseeable future. The Company competes primarily in the organic and all natural foods industry and in the nutritional supplements category. While an economic downturn could decrease demand for the Company's products, which in turn could impact the Company's ability to meet its obligations to its creditors, Management believes that to be unlikely. Recent history has shown the two primary categories the Company competes in to be recession-resistant. Both categories feature double-digit growth year-on-year, and Management believes the Company's product offerings compete favorably with regards to taste and overall quality. Furthermore, the majority shareholder has indicated that he has the intent and ability to support the operations of the Company with additional funding for the next fiscal year, if needed.

The company is not presently pursuing additional debt or equity financing to increase its capital resources. At the date of this report, Management was in negotiations with an unaffiliated third party for the sale of certain assets. If those negotiations prove successful, the Company's capital resources will improve substantially. Any significant sale of assets requires the approval of WFBC, which Management was in the process of securing at the date of this report.

The Company does not utilize off-balance sheet financing arrangements. There were no transactions with special purpose entities that give the Company access to assets or additional financing or carry debt that is secured by the Company. The only significant transactions with related parties are disclosed in Note 18 to the financial statements. Management believes those transactions were fair, reasonable and consistent with terms the Company could have obtained from unaffiliated third parties.

New Applicable Accounting Pronouncements:

In May 2000 the EITF reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives." This issue addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or are exercisable by a customer as a result of a single exchange transaction.

In April 2001 the EITF reached a consensus on Issue 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." This issue addresses the recognition, measurement and income statement classification of consideration, other than that directly addressed by Issue 00-14, from a vendor to a retailer or wholesaler. Issue 00-25 will be effective for the Company's 2002 fiscal year. Both Issue 00-14 and 00-25 have been codified under issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products". The Company is currently analyzing Issue 01-09. However, based on Management's current understanding and interpretation, Issue 01-09 is not expected to have a material impact on the Company's financial position or results of operations, except that certain reclassifications may occur. The conclusions reached in Issue 00-25 and Issue 00-14 (codified by Issue 01-09) are effective for fiscal quarters beginning after December 15, 2001.

In June 2001 the Financial Accounting Standards Board finalized Statements No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of certain intangible assets and goodwill based on the criteria in SFAS 141.

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

The Company's previous business combination (the merger of OFPI, OI, SNI and SCI as discussed in Note 1 to the financial statements) was accounted for using the purchase method. As of December 31, 2001 the net carrying amount of goodwill remaining after the sale of the tomato-based product lines and the OI goodwill writedown, as discussed in Notes 2, 3, 7 and 8 to the financial statements, was $1,470,200 and other intangible assets was $54,000. Amortization expense of goodwill and other intangible assets during the year ended December 31, 2001 was $534,400. The Company believes the effect of the adoption of SFAS 144 will eliminate future goodwill amortization expense, which was $520,700 in 2001.

In August 2001 Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS 144") was issued. SFAS 144 supersedes Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed of" ("SFAS 121") and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS 144 retains the fundamental provisions of SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while resolving significant implementation issues associated with SFAS 121. Among other things, SFAS 144 provides guidance on how long-lived assets used as part of a group should be evaluated for impairment, establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the effect, if any, that adoption of SFAS 144 will have on the Company's financial position and results of operations.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Summary of Results:

Management believes that Earnings Before Interest, Taxes, Depreciation, Amortization and Losses on Asset Disposals ("EBITDA as adjusted") is an important measure of the Company's operating performance. For the year ended December 31, 2000 EBITDA as adjusted was $1,189,400 compared to $1,416,500 for the prior year, a decrease of $227,100 or 16%. The reduced performance in 2000 was primarily attributable to increased operating expenses associated with the Merger, partially offset by higher sales and gross profits.

Revenues:

SPOP's gross sales for the year ended December 31, 2000 ("2000") were $45,582,400 compared to $31,417,800 for the year ended December 31, 1999 ("1999"), an increase of $14,164,600, or 45.0% versus 1999. The increase in sales in 2000 primarily reflected the revenues of the newly acquired product lines of OFPI and OI. Excluding those revenues, SNI's comparable sales in 2000 increased 6% from 1999 reflecting growth in nutritional supplements, which grew 31% from the prior year, mayonnaise, salad dressing and Spectrum Spread. These increases were partially offset by declines in institutional and ingredient oil sales.

During the years ended 2000 and 1999, gross sales by product line were as follows:

                                                     2000               1999
                                                     ----               ----

     Consumer Brands - Culinary Products         $ 15,274,900       $ 14,660,800
     Consumer Brands - Nutritional Supplements      8,144,000          6,472,900
     Industrial Ingredients                        14,848,300          7,784,100
     Private Label Products/Other                   2,411,200            679,900
     Disposed/Discontinued Product Lines            4,904,000          1,820,100
                                                 ------------       ------------
     Total Gross Sales                             45,582,400         31,417,800

     Less Discounts and Allowances                  3,092,300          1,798,200
                                                 ------------       ------------
     Net Sales                                   $ 42,490,100       $ 29,619,600
                                                 ============       ============

Foreign sales comprised 10% of the Company's sales during 2000. The largest foreign markets were Canada and Japan, which comprised 8% and 1%, respectively, of sales in 2000.

Discounts and allowances as a percent of gross sales increased to 6.8% for 2000 versus 5.7% for 1999. The increase was primarily the result of a full year of the more heavily promoted tomato-based product lines acquired with OFPI versus only three months in 1999.

Cost of Goods Sold:

SPOP's cost of goods sold for 2000 was $32,023,700 or 70.3% of gross sales, versus $20,960,000 or 66.7% of gross sales for 1999. The increase in cost of goods sold as a percentage of sales was due primarily to the increased proportion of lower-margin ingredient sales and higher fixed manufacturing costs at the Morgan Hill facility for the products acquired with OFPI.

Sales and Marketing Expenses:

SPOP's sales and marketing expenses for 2000 were $6,265,300 or 13.7% of gross sales, versus $4,376,800 or 13.9% of gross sales for 1999. The decrease in sales and marketing expenses as a percentage of sales reflected the increased efficiencies and economies of scale associated with the larger organization and increased sales base after the Merger.

General and Administrative Expenses:

SPOP's general and administrative expenses for 2000 were $3,542,700 or 7.8% of gross sales, versus $3,299,100 or 10.5% of gross sales for 1999. The decrease in 2000 as a percentage of gross sales reflected increased efficiencies and economies of scale associated with the larger organization and higher sales base.

Loss on Asset Writedowns and Plant Closure:

Included in operating expenses for the year ended December 31, 2000 was $436,500 of expenses associated with the Morgan Hill plant closure (see Note 3). Of that amount, $250,000 represented non-cash losses on the sale of the surplus bottling line formerly used for the Company's tomato-based culinary products and $138,400 represented non-cash writedowns recorded as a result of the abandonment of leasehold improvements at the leased Morgan Hill facility. The remaining $48,100 represented leasehold and other expenses associated with closing the facility.

Amortization of Goodwill:

The Company recorded goodwill of $10,848,200 in connection with the Merger. Amortization expense for the twelve months ended December 31, 2000 was $909,600 based on a twelve-year amortization schedule, versus $221,500 of amortization expense for the period October 6, 1999 to December 31, 1999.

Interest Expense:

SPOP's interest expense for 2000 was $1,381,500 versus $749,300 for 1999. The increase in interest expense resulted primarily from higher utilization of the revolving credit line. The additional borrowing was used to increase inventory to meet minimum service levels, pay past due vendors at OFPI and fund certain Merger costs.

Further contributing to the increased interest expense in 2000 was interest associated with the default under the private placement notes (see Note 11). Since the notes were not repaid by March 31, 2000, the accrued interest through March 31 of $20,000 was added to the principal, the interest rate increased from 10% to 15%, and an additional 240,000 common stock warrants to purchase SPOP stock at $.01 per share were granted. The resulting $118,700 value of the warrants was included in interest expense for the year ended December 31, 2000. Also included in interest expense for that period is $47,300 of interest paid to the private placement note holders at the default interest rate of 15% for the period April 1, through December 31, 2000.

Net Loss:

The Company reported a net loss of $2,002,300 and $113,300 for the years ended December 31, 2000 and 1999, respectively. The lower performance in 2000 was primarily the result of higher operating expenses, increased interest expense and the loss on the plant closure, partially offset by increased sales and gross profits as a result of the merged entities.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

The Company does not hold market risk sensitive trading instruments, nor does it use financial instruments for trading purposes. All sales, operating items and balance sheet data are denominated in U.S. dollars, therefore, the Company has no foreign currency exchange rate risk.

Throughout the course of its fiscal year, the Company utilizes a variable interest rate line of credit at various borrowing levels. For the year ended December 31, 2001, the average outstanding balance under the line of credit was approximately $5,681,000 with a weighted average interest rate of 9.1%. The line of credit agreement calls for the interest rate to float at the prime rate plus 200 basis points. Under the terms of the Amendment executed on October 18, 2001 the interest rates charged will drop to prime plus 100 basis points as a result of the achievement by the Company of certain financial targets for the year ended December 31, 2001.

Certain Company debt items are sensitive to changes in interest rates. The following table summarizes principal cash flows and related weighted average interest rates by expected maturity date for long-term debt excluding capital leases ($ thousands):



                            Outstanding                         Expected Maturity Date
                          Dec. 31, 2001                       (Years Ended December 31)
                          -------------
                                               2002        2003       2004       2005        2006      2007+
                                               ----        ----       ----       ----        ----      -----
Long Term Debt:
Fixed Rate                     $1,665.9       $514.6      $586.6     $259.6      $40.7         --     $264.4
  Avg. Int. Rate                   10.8%        11.1%       11.3%      11.3%      10.0%        --        8.6%
Variable Rate                    $635.3       $206.4      $206.4     $185.7      $36.8         --         --
  Avg. Int. Rate                    7.0%         7.6%        7.6%       8.8%       9.3%        --         --


In the ordinary course of its business, the Company enters into commitments to purchase raw materials over a period of time, generally six months to one year, at contracted prices. At December 31, 2001 these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------


Spectrum Organic Products, Inc.



Financial Statements
Years Ended December 31, 2001, 2000 and 1999


Statement of Management Responsibility
Report of Independent Certified Public Accountants
Financial Statements:
   Balance Sheets
   Statements of Operations
   Statement of Stockholders' Equity
   Statements of Cash Flows
   Summary of Significant Accounting Policies
   Notes to Financial Statements
Financial Statement Schedule:
   Schedule II - Valuation and Qualifying Accounts
================================================================================

                                       19

Statement of Management Responsibility

Spectrum Organic Products' management is responsible for the preparation, integrity and objectivity of the consolidated financial statements and other financial information presented in this report. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect the effects of certain estimates and judgments made by management.

Management maintains an effective system of internal control that is designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management's authorization. The system is continuously monitored by management. We select and train qualified people who are provided with and expected to adhere to Spectrum Organic Products' standards of business conduct. These standards, which set forth strong principles of business ethics and conduct, are a key element of our control system.

Our consolidated financial statements have been audited by BDO Seidman, LLP, independent accountants. Their audits were conducted in accordance with auditing standards generally accepted in the United States of America, and included a review of financial controls and tests of accounting records and procedures as they considered necessary in the circumstances. Their report follows this statement by management.

The Audit Committee of the Board of Directors, which consists of outside directors, meets regularly with management and the independent accountants to review accounting, reporting, auditing and internal control matters. The committee has direct and private access to both the Chief Financial Officer and the independent accountants.



/s/  Jethren P. Phillips                            /s/  Robert B. Fowles
-----------------------------                       --------------------------
     Jethren P. Phillips                                 Robert B. Fowles
     Chief Executive Officer and                         Chief Financial Officer
     Chairman of the Board

Report of Independent Certified Public Accountants

To The Stockholders and Board of Directors of Spectrum Organic Products, Inc.

We have audited the accompanying balance sheets of Spectrum Organic Products, Inc. as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. We have also audited the schedule listed in the accompanying index. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and the schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and the schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and the schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Organic Products, Inc. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Also in our opinion, the schedule presents fairly in all material respects, the information set forth therein.


/s/  BDO Seidman, LLP
-------------------------
     BDO Seidman, LLP
     San Francisco, California

     February 15, 2002



Spectrum Organic Products, Inc.


Balance Sheets
====================================================================================================
As of December 31,                                                           2001             2000
----------------------------------------------------------------------------------------------------

Assets

Current Assets:
  Cash                                                                  $      1,200    $        900
  Accounts receivable, net (Note 4)                                        3,427,900       2,971,700
  Inventories, net (Note 5)                                                5,966,600       6,676,400
  Prepaid expenses and other current assets                                   68,900          84,600
                                                                        ------------    ------------
Total Current Assets                                                       9,464,600       9,733,600

Property and Equipment, net (Notes 3, 6, and 11)                           3,239,000       3,254,900
                                                                        ------------    ------------

Other Assets:
  Goodwill, net (Notes 2, 3 and 7)                                         1,470,200       9,717,100
  Other intangible assets, net (Note 8)                                       54,000          67,700
  Other assets                                                                72,000          68,100
                                                                        ------------    ------------

Total Other Assets                                                         1,596,200       9,852,900
                                                                        ------------    ------------

Total Assets                                                            $ 14,299,800    $ 22,841,400
                                                                        ============    ============

Liabilities and Stockholders' Equity

Current Liabilities:
  Bank overdrafts                                                       $    546,400    $    539,000
  Line of credit (Note 9)                                                  4,598,800       5,432,200
  Accounts payable, trade (Note 5)                                         3,676,600       6,057,600
  Accrued expenses (Note 17)                                                 904,300         715,400
  Current maturities of notes payable, former stockholder (Note 10)          281,300         375,000
  Current maturities of notes payable & capital lease obligations
      (Note 11)                                                              375,200         760,300
  Current maturities of notes payable, stockholders (Note 12)                111,700         110,800
                                                                        ------------    ------------

Total Current Liabilities                                                 10,494,300      13,990,300

Notes payable, former stockholder, less current maturities (Note 10)         811,200         961,400
Notes payable & capital lease obligations, less current maturities
      (Note 11)                                                              671,300         702,500
Notes payable, stockholders, less current maturities (Note 12)               225,500         337,200
                                                                        ------------    ------------

Total Liabilities                                                         12,202,300      15,991,400
                                                                        ------------    ------------

Commitments and Contingencies (Notes 9 and 17)

Stockholders' Equity (Notes 1, 15, 16, 17 and 18):
  Preferred stock, 5,000,000 shares authorized, no shares issued or
     outstanding                                                                --              --
  Common stock, without par value, 60,000,000 shares authorized,
     45,698,661 and 44,495,828 issued and outstanding at December 31,
     2001 and 2000                                                         9,373,700       8,920,400
  Accumulated deficit                                                     (7,276,200)     (2,070,400)
                                                                        ------------    ------------

Total Stockholders' Equity                                                 2,097,500       6,850,000
                                                                        ------------    ------------

Total Liabilities and Stockholders' Equity                              $ 14,299,800    $ 22,841,400
                                                                        ============    ============


                          See accompanying summary of significant accounting
                             policies and notes to financial statements.

                                                  22



Spectrum Organic Products, Inc.


Statements of Operations

===================================================================================================

For the years ended December 31,                           2001             2000           1999
---------------------------------------------------------------------------------------------------
Net Sales (Note 4)                                     $ 41,384,000    $ 42,490,100    $ 29,619,600

Cost of Goods Sold (Notes 3, 5 and 17)                   30,009,700      32,023,700      20,960,000
                                                       ------------    ------------    ------------

Gross Profit                                             11,374,300      10,466,400       8,659,600
                                                       ------------    ------------    ------------

Operating Expenses:

Sales and Marketing                                       6,156,100       6,265,300       4,376,800

General and Administrative                                3,194,900       3,542,700       3,299,100

Amortization of Goodwill (Notes 2 and 7)                    520,700         909,600         221,500

Loss on Sale of Product Lines (Note 2)                    4,803,200            --              --

Loss on Asset Writedowns and Plant Closure
(Notes 3, 6 and 7)                                          950,000         436,500            --
                                                       ------------    ------------    ------------

Total Operating Expenses                                 15,624,900      11,154,100       7,897,400
                                                       ------------    ------------    ------------

Income (Loss) From Operations                            (4,250,600)       (687,700)        762,200

Other Income (Expense):

Interest Expense (Notes 9, 10, 11 and 12)                  (912,800)     (1,381,500)       (749,300)

Other, Net                                                  (42,400)         70,800         (29,900)
                                                       ------------    ------------    ------------

Total Other Expense, Net                                   (955,200)     (1,310,700)       (779,200)
                                                       ------------    ------------    ------------
Loss Before Taxes                                        (5,205,800)     (1,998,400)        (17,000)

Provision for Income Tax Expense (Note 13)                     --            (3,900)        (96,300)
                                                       ------------    ------------    ------------

Net Loss                                               $ (5,205,800)   $ (2,002,300)   $   (113,300)
                                                       ------------    ------------    ------------

Basic and Fully Diluted Loss Per Share
  (Note 15)                                            $      (0.12)   $      (0.05)   $      (0.00)
                                                       ============    ============    ============

Weighted Average Shares Outstanding                      45,278,517      44,234,378      35,095,155
                                                       ============    ============    ============


                         See accompanying summary of significant accounting
                             policies and notes to financial statements.

                                                 23



Statement of Stockholders' Equity

For the years ended December 31, 1999, 2000 and 2001
=================================================================================================================
                                                                                       Retained        Total
                                                                                       Earnings     Stockholders'
                                                                Common Stock         (Accumulated      Equity
                                                             Shares       Amount        Deficit)      (Deficit)
-----------------------------------------------------------------------------------------------------------------
Balances, January 1, 1999                                  32,336,495   $    95,500   $    45,200    $   140,700

Exchange of SPOP shares for all outstanding shares
of OFPI and OI in connection with the reverse
acquisition, including 351,926 shares issued to
investment bankers (Note 1)                                11,577,691     8,200,500          --        8,200,500

Exchange of SPOP options for OFPI options in
connection with the reverse acquisition (Note 15)                --          75,000          --           75,000

Warrants issued in connection with the private
placement (Notes 11 and 16)                                      --         110,500          --          110,500

Net Loss for the year                                            --            --        (113,300)      (113,300)
                                                          -----------   -----------   -----------    -----------

Balances, December 31, 1999                                43,914,186   $ 8,481,500   $   (68,100)   $ 8,413,400

Restricted common shares issued in connection with
the settlement of litigation (Note 17)                        400,000       318,800          --          318,800

Exercise of warrants issued in connection with the
private placement notes (Notes 11 and 16)                     181,642         1,400          --            1,400

Warrants issued in connection with the private
placement notes (Notes 11 and 16)                                --         118,700          --          118,700

Net loss for the year                                            --            --      (2,002,300)    (2,002,300)
                                                          -----------   -----------   -----------    -----------

Balances, December 31, 2000                                44,495,828   $ 8,920,400   $(2,070,400)   $ 6,850,000

Restricted common shares issued to a non-executive
Director of the Company, under a private sale (Note 18)       160,000        50,000          --           50,000

Restricted common shares issued to non-executive
Directors of the Company, in lieu of cash
compensation for Board fees earned during CY 2000              64,000        20,000          --           20,000

Restricted common shares issued to four note holders
under the private placement conversion offer to convert
the notes to equity (Note 11)                                 630,000       168,200          --          168,200

Default warrants exercised by the note holders under
the private placement completed in October 1999
(Notes 11 and 16)                                             210,526          --            --             --

Warrants issued in connection with the renegotiated
private placement notes (Notes 11 and 16)                        --          96,100          --           96,100

New warrants exercised by the note holders under the
private placement notes (Notes 11 and 16)                      20,357          --            --             --

Options issued to Global Natural Brands, Ltd. in
final settlement of litigation (Note 17)                         --          25,300          --           25,300

Shares issued to the Trustee for the Chapter 7
estate of Sunny Farms in final settlement of
litigation (Note 17)                                          117,950        93,700          --           93,700

Net loss for the year                                            --            --      (5,205,800)    (5,205,800)
                                                          -----------   -----------   -----------    -----------

Balances, December 31, 2001                                45,698,661   $ 9,373,700   $(7,276,200)   $ 2,097,500
                                                          ===========   ===========   ===========    ===========


                                See accompanying summary of significant accounting
                                   policies and notes to financial statements.

                                                        24



Spectrum Organic Products, Inc.


Statements of Cash Flows

=============================================================================================================
For the years ended December 31,                                    2001            2000            1999
-------------------------------------------------------------------------------------------------------------
Net Loss                                                        $ (5,205,800)   $ (2,002,300)   $   (113,300)
Adjustments to Reconcile Net Loss to Net Cash Provided by
(Used in) Operating Activities:
  Provision for allowance against receivables                         68,300         294,900         917,300
  Provision for reserves for inventory obsolescence                  300,500         614,500          86,300
  Depreciation and amortization                                      418,800         531,000         436,700
  Amortization of goodwill                                           520,700         909,600         221,500
  Loss on asset writedowns and plant closure                         950,000         436,500            --
  Deferred income taxes                                                 --              --           (57,900)
  Loss on sale of product lines                                    4,803,200            --              --
  (Gain) Loss on sale of assets                                       84,100         (50,000)        102,900
  Imputed interest on notes payable and warrants issued              107,600         169,300          47,400
  Capitalized interest on construction in progress                   (49,200)        (54,800)           --
  Increase in cash surrender value of life insurance                 (18,900)        (21,200)         (3,500)
  Amortization of original issue discount on unsecured
    subordinated notes                                                  --            55,200          55,200
  Directors fees paid in common stock                                 20,000            --              --
  Professional fees paid via issuance of notes payable                  --            75,000            --
Changes in Assets and Liabilities:
  Accounts receivable                                               (524,500)        284,800      (1,252,000)
  Inventories                                                       (420,600)       (704,000)     (1,641,300)
  Income tax refunds receivable                                         --            31,100          58,900
  Prepaid expenses and other current assets                           42,900         103,400         198,600
  Other assets                                                        11,000         112,100         (37,300)
  Accounts payable                                                (2,203,900)         24,000         816,500
  Accrued expenses                                                   188,900        (436,300)         11,100
  Income taxes payable                                                  --           (13,300)        (19,000)
                                                                ------------    ------------    ------------

Net Cash Provided by (Used in) Operating Activities                 (906,900)        359,500        (171,900)
                                                                ------------    ------------    ------------

Cash Flows From Investing Activities:
  Purchase of property and equipment                                (473,500)       (308,500)     (1,026,400)
  Proceeds from sale of assets                                         3,000         383,000            --
  Proceeds from sale of product lines and related inventories      2,953,100          50,000            --
  Transaction fees on sale of product lines                         (139,700)           --              --
  Cash acquired in reverse acquisition                                  --              --            90,900
  Merger and related transaction costs                                  --          (105,000)       (594,200)
                                                                ------------    ------------    ------------

Net Cash Provided by (Used in) Investing Activities                2,342,900          19,500      (1,529,700)
                                                                ------------    ------------    ------------

Cash Flows From Financing Activities:
  Increase in checks drawn against future deposits                     7,400         309,700          42,300
  Proceeds from lines of credit                                   43,677,700      44,317,300      21,879,700
  Repayment of lines of credit                                   (44,511,000)    (43,823,100)    (20,890,500)
  Repayment of notes payable, former stockholder                    (265,600)       (381,300)       (246,700)
  Repayment of notes payable to stockholders                        (160,800)       (264,000)       (126,400)
  Proceeds of notes payable                                          132,700         276,100       1,400,000
  Repayment of notes payable                                        (287,500)       (754,300)       (304,500)
  Repayment of capitalized lease obligations                         (78,600)        (61,000)        (51,700)
  Restricted shares purchased by board member                         50,000            --              --
  Warrants exercised                                                    --             1,400            --
                                                                ------------    ------------    ------------
Net Cash Provided by (Used in) Financing Activities               (1,435,700)       (379,200)      1,702,200
                                                                ------------    ------------    ------------
Net Increase (Decrease) in Cash                                          300            (200)            600

Cash, beginning of the year                                              900           1,100             500
                                                                ------------    ------------    ------------
Cash, end of the year                                           $      1,200    $        900    $      1,100
                                                                ------------    ------------    ------------
Supplemental Disclosure of Cash Flow Information:
  Cash paid for income taxes                                    $        800    $     15,700    $    120,700
  Cash paid for interest                                        $    805,200    $  1,031,500    $    786,700

Non-Cash Financing Activities:
  Conversion of Notes Payable to common stock                   $    168,200    $       --      $       --
                                                                ============    ============    ============


                              See accompanying summary of significant accounting
                                 policies and notes to financial statements.

                                                      25

Spectrum Organic Products, Inc.

Summary of Significant Accounting Policies

================================================================================

Business Combination and Basis of Presentation
----------------------------------------------

As a result of the reverse acquisition described in Note 1, the financial statements include the historical results of Spectrum Naturals, Inc. ("SNI") and its affiliate Spectrum Commodities, Inc. ("SCI"), the accounting acquirer, for the 1999 period prior to the Merger date of October 6, 1999. Results of operations after October 6, 1999 also include Organic Ingredients, Inc. ("OI") and Organic Food Products, Inc. ("OFPI"). Following the closing of the Merger on October 6, 1999 SNI, SCI and OI ceased to exist as separate legal entities, and the Company changed its name to Spectrum Organic Products, Inc. Together, SNI prior to the Merger and the combined companies after the Merger are referred to as "the Company" or "SPOP".

Nature of Operations
--------------------

The Company manufactures, packages, and sells nutritional supplements and organic and natural food products, including cooking and nutritional oils, condiments, dressings and spreads on a wholesale basis to distributors and grocery and club store chains throughout the United States, Canada, Europe and the Far East and to other manufacturers as industrial organic ingredients. Company headquarters and principal manufacturing facilities are located in Petaluma, California and warehousing operations for the Company's branded product lines have been consolidated at a third-party facility in Tracy, California. The Company's industrial ingredients sales force and the related research and development center are located in Aptos, California.

Business Segments
-----------------

The Company does not presently manage its operations by business segment, and does not prepare internal financial statements by business segment for use by Management. Accordingly, the Company's results of operations and financial position have not been disaggregated and reported by business segment since the information is presently unavailable to the Company's chief operating decision maker.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates made by the Company are those concerning reserves against accounts receivable, inventory and the impairment writedown of the remaining goodwill associated with the organic ingredients product lines.

Stock-Based Compensation
------------------------

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. As permitted under SFAS 123, the Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method prescribed in

Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, compensation expense for employee stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Options granted to non-employees are recorded over the service period at the estimated fair value of the option granted. Pro forma disclosure of net income and earnings per share is provided as if the Company had elected the fair value method of accounting for all stock-based compensation awards.

Accounts Receivable and Allowances
----------------------------------

The Company provides allowances for estimated credit losses, product returns, spoilage and other customer adjustments (for advertising allowances, etc.) at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts.

The allowances are based on reviews of loss, return, spoilage, adjustment history, contractual relationships with customers, current economic conditions and other factors that deserve recognition in estimating potential losses. While Management uses the best information available in making its determination, the ultimate recovery of accounts receivable is also dependent on future economic and other conditions that are beyond Management's control.

Inventory
---------

Inventory is stated at the lower of cost (first-in, first-out method) or market. Provisions are maintained for obsolete or unsaleable inventories to reduce the carrying cost of such inventories to market value.

Property and Equipment
----------------------

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, ranging from three to 25 years. Maintenance and repairs that neither significantly add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterment or renewals are capitalized when incurred.

Goodwill and Intangible Assets
------------------------------

The excess of purchase consideration including transaction costs over the identifiable net assets of businesses acquired is recorded as goodwill. Through December 31, 2001 goodwill has been amortized under the straight-line method over the estimated useful life of twelve years. In accordance with SFAS 142, the Company has ceased the amortization of goodwill as of January 1, 2002 and will test goodwill for impairment at least annually.

Trademark, label development and other intangible assets without an indefinite life are amortized on the straight-line method over the estimated useful life, generally five years.

Long-Lived Assets
-----------------

Long-lived assets, including property and equipment, goodwill and other intangible assets, are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, or whenever Management has committed to a plan to dispose of the assets. Such assets are carried at the lower of book value or fair value as estimated by Management based on appraisals, current market value, and comparable sales value, as appropriate. Long-lived assets to be retained that are affected by such impairment loss are depreciated or amortized at their new carrying amount over the remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization.

Income Taxes
------------

The Company accounts for corporate income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the financial statement amounts and the tax basis of assets and liabilities. Deferred tax assets are subject to a valuation allowance in the event Management believes there is risk that the future tax benefits may not be realized.

Revenue Recognition
-------------------

In accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), the Company recognizes revenue once it is realizable and earned. Sales and cost of goods sold are recognized when goods are shipped for most customers and upon delivery to retail locations for certain customers. Potential returns, adjustments and spoilage are provided for in the accounts receivable allowances.

Advertising Costs
-----------------

Magazine advertising is expensed at the on-stand date when the consumer or trade is first exposed to the ad. Costs associated with the production of pamphlets and similar advertising literature are expensed in the initial period of distribution. Other advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2001, 2000 and 1999 were $810,300, $660,000 and $687,000, respectively.

Fair Value of Financial Instruments
-----------------------------------

The Company's notes payable approximate fair value based on rates currently available for debt with similar terms and maturities. The fair value of the line of credit approximates book value because the interest rate fluctuates with changes in the prime rate. The Company's commitments to purchase inventory approximate fair value because they do not exceed current market prices available to the Company.

Net Loss per Share
------------------

Basic loss per share is computed by dividing net loss attributable to common shares by the weighted average number of common shares outstanding during each period. Diluted loss per share is similar to basic loss per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock options or warrants, as if they had been issued.

For the fiscal years 2001, 2000 and 1999 there is no difference between basic and diluted loss per common share, as the effects of the exercise of common stock options and warrants are anti-dilutive, given the net loss incurred in each year presented. For each year, the following potential common shares were excluded from the computation of diluted earnings per share since their effect would be anti-dilutive:

                     Number of Potential Convertible Shares
                     --------------------------------------

                                               2001       2000       1999
                                              -----       -----      -----
Stock Options                               3,225,315   2,010,115  1,380,515
Stock Warrants                                843,156     608,156    550,656
                                            ----------  ---------  ---------
Total Potential Convertible Shares          4,068,471   2,618,271  1,931,171
                                            ==========  =========  =========

New Applicable Accounting Pronouncements
----------------------------------------

In May 2000 the EITF reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives." This issue addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or are exercisable by a customer as a result of a single exchange transaction.

In April 2001 the EITF reached a consensus on Issue 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." This issue addresses the recognition, measurement and income statement classification of consideration, other than that directly addressed by Issue 00-14, from a vendor to a retailer or wholesaler. Issue 00-25 will be effective for the Company's 2002 fiscal year. Both Issue 00-14 and 00-25 have been codified under issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products". The Company is currently analyzing Issue 01-09. However, based on Management's current understanding and interpretation, Issue 01-09 is not expected to have a material impact on the Company's financial position or results of operations, except that certain reclassifications may occur. The conclusions reached in Issue 00-25 and Issue 00-14 (codified by Issue 01-09) are effective for fiscal quarters beginning after December 15, 2001.

In June 2001 the Financial Accounting Standards Board finalized FASB Statements No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of certain intangible assets and goodwill based on the criteria in SFAS 141.

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

The Company's previous business combination (the merger of OFPI, OI, SNI and SCI as discussed in Note 1 to the financial statements) was accounted for using the purchase method. As of December 31, 2001 the net carrying amount of goodwill remaining after the sale of the tomato-based product lines and the writedown of the remaining OI goodwill to its estimated net realizable value, as discussed in Notes 2, 3, 7 and 8 to the financial statements, was $1,470,200 and other intangible assets was $54,000. Amortization expense of goodwill and other intangible assets during the year ended December 31, 2001 was $534,400. The Company believes the effect of the adoption of SFAS 144 will eliminate future goodwill amortization expense, which was $520,700 in 2001.

In August 2001 Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS 144") was issued. SFAS 144 supersedes Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed of" ("SFAS 121") and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a

Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS 144 retains the fundamental provisions of SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while resolving significant implementation issues associated with SFAS 121. Among other things, SFAS 144 provides guidance on how long-lived assets used as part of a group should be evaluated for impairment, establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the effect, if any, that adoption of SFAS 144 will have on the Company's financial position and results of operations.


Reclassifications
-----------------

Certain reclassifications have been made to the prior year financial statements to be consistent with the current year presentation. These reclassifications had no impact on prior years net income or retained earnings.

Spectrum Organic Products, Inc.


Notes to Financial Statements

================================================================================


1. Business Combination
-----------------------

On October 6, 1999 Spectrum Naturals, Inc. and its affiliate Spectrum Commodities, Inc. ("SNI") and Organic Ingredients, Inc. ("OI"), all California corporations, were merged with and into Organic Food Products, Inc. (OFPI), also a California corporation. Effective with the Merger the newly combined entity changed its name to Spectrum Organic Products, Inc. SNI and SCI prior to the Merger and the combined companies after the Merger are referred to as "the Company" or "SPOP".

As a result of the Merger SNI stockholders received 4,669.53 shares of OFPI stock in exchange for each share of SNI stock previously held, for a total of 32,336,495 shares representing approximately 73.8% of the outstanding common stock after the Merger. OI stockholders received 39.5 shares of OFPI stock in exchange for each share of OI stock previously held, for a total of 3,950,000 shares representing approximately 9.0% of the outstanding common stock after the Merger. Existing OFPI stockholders held 7,275,665 of the outstanding shares, or approximately 17.2% of the common stock outstanding after the Merger. Since a controlling interest in the combined Company is held by former SNI stockholders, the transaction was accounted for as a reverse acquisition, with SNI as accounting acquirer and OFPI and OI as accounting acquirees.

Accordingly, the financial statements present the historical results of SNI, the accounting acquirer, for the period January 1, 1999 through October 5, 1999. Results of operations for OFPI and OI are included with SNI from the October 6, 1999 Merger date forward. The number of shares outstanding and per-share amounts have been retroactively restated where applicable for all periods presented.

The assumed purchase prices of OI and OFPI were determined by multiplying the number of combined Company shares issued to OI stockholders or retained by OFPI stockholders by $0.7083 per share, the average of the closing market prices for OFPI stock for the three days immediately prior to the announcement of the Merger in February 1999. The total assumed purchase price, plus transaction costs of $918,700 (including $75,000 related to outstanding OFPI options), was recorded as follows:

                                          Total            OFPI              OI
                                   ------------    ------------    ------------
Receivables                        $  1,636,800    $    541,700    $  1,095,100
Inventories                           2,310,000         977,200       1,332,800
Prepaid and other assets                273,000         190,800          82,200
Fixed assets and intangibles          1,118,900       1,074,500          44,400
Line of credit                       (1,894,100)       (942,100)       (952,000)
A/P and accrued liabilities          (4,270,600)     (3,012,500)     (1,258,100)
Related party notes                    (838,400)       (497,200)       (341,200)
Goodwill                             10,848,200       7,866,000       2,982,200
                                   ------------     -----------     -----------
Total purchase, excluding
  $90,900 cash acquired            $  9,183,800    $  6,198,400    $  2,985,400
                                   ============    ============    ============


2. Sale of Product Lines
------------------------

On June 11, 2001 the Company sold its tomato-based product lines to Acirca, Inc., an unrelated third party, in a transaction approved by unanimous vote of the Company's Board of Directors. Acirca has been, and may continue to be, a customer of the Company, purchasing organic ingredients for use in its branded product lines. The assets sold included inventories, trademarks and goodwill associated with the Millina's Finest, Garden Valley Natural, Parrot and Frutti di Bosco brands of pasta sauces and salsas, as well as children's meals sold under the Grandma Millina's Kitchen Kids' Meals brand and certain private label pasta sauce and salsa products.

The total consideration was $3,128,100 which included $2,350,000 for intangibles and $778,100 for saleable inventory sold to Acirca. Also included in the total amount of consideration was $350,000 deposited in an escrow account to be applied towards indemnity claims of Acirca and, to the extent not utilized for any indemnity claims of Acirca, released to the Company in two equal installments at the six month and one year anniversaries of the sale. The first installment from the escrowed funds of $175,000 was received in full in December 2001. Because of the contingency for indemnity claims of Acirca, the remaining $175,000 was not recorded as part of the consideration received on the sale.

Since the product lines sold comprised all of the remaining assets of OFPI, the remaining net goodwill associated with the reverse acquisition of OFPI in October 1999 of $6,776,200 was written-off. Accordingly, the Company recorded a non-cash loss on the sale of the product lines of $4,803,200 which was computed as follows:

      Total consideration                                        $3,128,100
      Less escrowed funds included above                            175,000
                                                                 ----------
      Net cash proceeds from sale                                 2,953,100
                                                                 ----------
      Assets sold:
         Inventories                                                778,100
         Label plates, net of accumulated depreciation               10,500
         Goodwill, net of accumulated amortization                6,776,200
      Transaction fees                                              139,700
      Write-off of remaining inventories not purchased               51,800
                                                                 ----------
      Total assets sold and deal costs                            7,756,300
                                                                 ----------
      Net Loss on Sale of Product Lines                          $4,803,200
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


3. Asset Writedowns and Plant Closure
-------------------------------------

As a result of ongoing negotiations for the potential sale of the Organic Ingredients product lines, the Company determined that the net goodwill associated with the Organic Ingredients product lines was impaired. Accordingly, the Company recorded a non-cash writedown of $950,000 to reduce the goodwill carrying amount at December 31, 2001 to $1,470,200, its estimated net realizable value. As of the date of this report, negotiations were still ongoing.

In May 2000 the Company committed to a plan to close its leased facility in Morgan Hill, California and transfer the production of the OFPI brands to a third-party co-packer. Production at the Morgan Hill facility and depreciation of the Morgan Hill assets ceased as of July 31, 2000. Included in cost of sales for the year ended December 31, 2000 was $53,100 of severance and shutdown expenses associated with the closing of the facility. In addition, a loss on the disposal of property and equipment of $436,500 was recorded in 2000 on the sale of surplus bottling equipment and the abandonment of leasehold improvements at the Morgan Hill facility.

The Company executed a lease termination agreement on November 6, 2001 in exchange for $42,600 in additional rent and repair costs to return the facility to its condition on the date it was leased. The Company has no further obligations remaining under the Morgan Hill lease as of December 31, 2001.

4. Sales and Accounts Receivable
--------------------------------

During the years ended December 31, 2001 and 2000, gross sales by product line were as follows:

                                          2001            2000        % Change
                                          ----            ----        --------

Consumer Brands - Culinary            $17,222,200     $15,274,900       +12.7%
Consumer Brands - Nutritional           9,262,700       8,144,000       +13.7%
Industrial Ingredients                 14,189,600      14,848,300        -4.4%
Private Label/Other                     2,285,200       2,411,200        -5.2%
Disposed/Discontinued Products          1,862,700       4,904,000       -62.0%
                                      -----------     -----------     --------
Total Gross Sales                      44,822,400      45,582,400        -1.7%

Less Discounts and Allowances           3,438,400       3,092,300       +11.2%
                                      -----------     -----------     --------
Net Sales                             $41,384,000     $42,490,100        -2.6%
                                      ===========     ===========     ========

Accounts receivable consisted of the following:

December 31,                                     2001                2000
                                              ----------          ----------
Trade                                         $3,821,800          $3,501,500
Stockholder                                       20,000              20,000
Other                                             61,100              19,200
                                              ----------          ----------
Total accounts receivable                      3,902,900           3,540,700
Less allowance for doubtful accounts and
customer adjustments                             475,000             569,000
                                              ----------          ----------
Net Accounts Receivable                       $3,427,900          $2,971,700
                                              ==========          ==========


During 2001 the Company had one customer that accounted for approximately 36% of gross sales and approximately 11% of trade accounts receivable at December 31, 2001. During 2000 the same customer accounted for approximately 27% of gross sales and approximately 22% of trade accounts receivable at December 31, 2000. The loss of this customer would have a material adverse effect on the Company's operations and cash flows.

During 2001 and 2000 foreign sales comprised 6% and 10%, respectively, of total gross sales and approximately 7% and 2% of accounts receivable at December 31, 2001 and 2000, respectively.

5. Inventories
--------------

Inventories consisted of the following:

December 31,                                      2001                2000
                                              -----------         -----------
Finished goods                                $ 5,633,000         $ 6,111,600
Raw materials                                     683,600           1,130,300
                                              -----------         -----------
Total inventories                               6,316,600           7,241,900
Less provision for obsolete inventory             350,000             565,500
                                              -----------         -----------
Net Inventories                               $ 5,966,600         $ 6,676,400
                                              ===========         ===========

For 2001 and 2000 the Company had one supplier of raw materials that accounted for approximately 6% and 9%, respectively, of total purchases of raw materials and one supplier of processing (co-packer) that accounted for approximately 6% and 9%, respectively, of total cost of sales. At December 31, 2001 and 2000 approximately $244,300 and $542,000 was owed to these suppliers and included in accounts payable.

6. Property and Equipment
-------------------------

Property and equipment consisted of the following:

December 31,                                      2001               2000
                                               ----------         ----------
Machinery and equipment                        $3,775,600         $3,290,900
Construction in progress                          463,100            704,700
Furniture and fixtures                            821,200            760,600
Leasehold improvements                            239,000            215,000
Vehicles                                           84,000            146,200
                                                ---------          ---------
Total property and equipment                    5,382,900          5,117,400
Less accumulated depreciation                   2,143,900          1,862,500
                                               ----------         ----------
Net Property and Equipment                     $3,239,000         $3,254,900
                                               ==========         ==========

During the years ended 2001 and 2000, the Company capitalized interest of $49,200 and $54,800, respectively, on construction in progress. Management estimates that an additional $400,000 of expenditures are necessary to complete construction in progress.

Depreciation expense was $405,100 and $504,200 for 2001 and 2000, respectively.

As described in Note 3, the Company sold the surplus bottling equipment at the closed Morgan Hill facility in November 2000 for $380,000 in cash. At the time of the sale, the bottling equipment was included in machinery and equipment at a cost of $925,000 with accumulated depreciation of $286,500. In addition, leasehold improvements with a cost of $176,100 and accumulated depreciation of $97,500 at December 31, 2000 were abandoned and written-off.



7. Goodwill
-----------

As described in Note 1, the Company recorded Goodwill for the excess of the purchase consideration and transaction costs versus the identifiable net assets of the businesses acquired in the Merger. The following table sets forth the transactions affecting goodwill since the Merger:

                                                   OFPI             OI            TOTAL
                                               ------------    ------------    ------------
Goodwill recorded with the Merger
  on October 6, 1999                           $  7,461,000    $  2,982,200    $ 10,443,200
Amortization expense for CY 1999                   (159,400)        (62,100)       (221,500)
                                               ------------    ------------    ------------
Balances, December 31, 1999                    $  7,301,600    $  2,920,100    $ 10,221,700

Amortization expense for CY 2000                   (661,100)       (248,500)       (909,600)
Additional goodwill recorded in CY
  2000 for litigation settlement
  and escaped property taxes                        405,000            --           405,000
                                               ------------    ------------    ------------
Balances, December 31, 2000                    $  7,045,500    $  2,671,600    $  9,717,100

Amortization expense for CY 2001                   (269,300)       (251,400)       (520,700)
Sale of OFPI product lines (Note 2)              (6,776,200)           --        (6,776,200)
Writedown of OI goodwill to net
  realizable value (Note 3)                            --          (950,000)       (950,000)
                                               ------------    ------------    ------------
Balances, December 31, 2001                    $       --      $  1,470,200    $  1,470,200
                                               ============    ============    ============

In accordance with Financial Accounting Standards Board Statement No. 142, the
Company will cease the amortization of the remaining goodwill as of December 31, 2001. Instead, the Company will test goodwill for any potential impairment at least annually beginning January 1, 2002.

8. Other Intangible Assets
--------------------------

Other intangible assets consisted of the following:

December 31,                                           2001            2000
                                                     --------        --------
Trademarks                                           $ 74,100        $ 74,100
Label development                                      80,800          80,800
Covenant not-to-compete                                76,500          76,500
                                                     --------        --------
Total other intangiable assets                        231,400         231,400
Less accumulated amortization                         177,400         163,700
                                                     --------        --------
Net Other Intangible Assets                          $ 54,000        $ 67,700
                                                     ========        ========

Amortization expense was $13,700 and $26,800 for the years ending December 31, 2001 and 2000, respectively.

                                       35

9. Line of Credit
-----------------

The Company has available a $9,000,000 revolving line of credit, subject to a borrowing base limitation based upon a percentage of eligible accounts receivable and inventory, bearing interest at prime plus 2% per annum (6.75% at December 31, 2001), expiring October 5, 2004. Borrowings under the revolving line of credit, totaled $4,598,800 at December 31, 2001 versus $5,432,200 at December 31, 2000. The credit line is secured by substantially all assets of the Company and life insurance policies on key officers. As of December 31, 2001 the Company had $955,800 in additional borrowing available under the line of credit versus $311,900 at December 31, 2000.


10. Notes Payable, Former Stockholder
-------------------------------------

Notes payable, former stockholder consisted of the following:

December 31,                                              2001          2000
--------------------------------------------------------------------------------

Note payable with interest due monthly at 12% per
  annum. Principal is due in monthly installments of
  $15,625 through June 2002, and $31,250 thereafter
  until paid in full. The note is secured by a
  collateral assignment of a life insurance policy
  on the majority stockholder and unissued shares of
  common stock in an amount equivalent to the unpaid
  principal and interest due under the note. The
  note is subordinated to the line of credit and all
  notes payable to the bank.                           $  828,100    $1,093,700

Non-interest bearing, unsubordinated and unsecured
  note due in one installment of $513,300 five years
  after the last principal payment on the above
  note, expected to be December 2009. Interest has
  been imputed at an effective interest rate of 8.6%
  per annum.                                              264,400       242,700
                                                       ----------    ----------

Total Notes Payable - Former Stockholder                1,092,500     1,336,400
Less current maturities                                   281,300       375,000
                                                       ----------     ---------

Long-term Portion of Notes Payable - Former
  Stockholder                                          $  811,200    $  961,400
                                                       ==========    ==========


Aggregate maturities or principal payments required on notes payable-former stockholder for each of the succeeding years are as follows:

Year ending December 31,
--------------------------------------------------------------------------------
2002                                                                $   281,300
2003                                                                    375,000
2004                                                                    171,800
December 2009                                                           513,300
                                                                    -----------
Total Principal Payments - Former Stockholder                         1,341,400
Less amounts representing interest at an imputed rate of 8.6%
 per annum                                                              248,900
                                                                    -----------
Total Notes Payable - Former Stockholder                            $ 1,092,500
                                                                    ===========

11. Notes Payable and Capital Lease Obligations
-----------------------------------------------

Notes payable and capital lease obligations consisted of the following:

December 31,                                             2001            2000
--------------------------------------------------------------------------------

Senior Debt:

Notes payable to bank, due in monthly principal
  installments of $17,200 plus interest at prime
  plus 2.25% per annum (7.0% at December 31, 2001).
  These notes are secured by substantially all
  assets of the Company (a)                          $  635,300      $  798,800

Capital lease obligations secured by the related
  property and equipment (b)                            174,900         244,000

Subordinated Debt:

Private placement notes, unsecured, principal due
  in quarterly installments of $28,100 through
  December 31, 2003, plus interest at 10% per annum
  and quarterly common stock purchase warrants equal
  to 10% of the outstanding principal balance, at
  the closing bid price of SPOP shares (c)              236,300         420,000

                                                     ----------       ---------
Total Notes Payable and Capital Lease obligations     1,046,500       1,462,800
Less current maturities                                 375,200         760,300
                                                     ----------       ---------
Long-term Portion of Notes Payable and Capital
 Lease Obligations                                   $  671,300      $  702,500
                                                     ==========      ==========


(a) On October 6, 1999 the Company entered into a credit facility with WFBC which included two term loans for $150,000 and $1,067,000 with payment terms of 18 months and 60 months, respectively, and a capital expenditure credit line of up to $1,500,000. Only $276,100 of the capital expenditure line was utilized and was being paid via monthly principal payments of $4,600 over 60 months, beginning August 2000. A portion of the proceeds from the term loans was used to pay previously existing notes with the Company's former lender.

     In November 2000 the Company completed the sale of surplus bottling equipment from its former leased manufacturing facility in Morgan Hill, California for cash consideration of $380,000. Since a portion of the original term loans from WFBC of $1,217,000 were secured by the bottling equipment, the Company paid down the term loans by $318,600.

     In December 2001 the Company entered into a third term loan with WFBC for $82,700 with payment terms of 36 months and interest at prime plus 2.25% per annum. Monthly principal payments of $2,300 began on January 1, 2002. The Company utilized the proceeds from the third term loan to fund two new pieces of bottling equipment at its Copeland Street manufacturing facility.

(b) The cost of assets securing the capital lease obligations was $438,900 and $386,500 at December 31, 2001 and 2000, respectively, with accumulated amortization of $183,500 and $127,500 at December 31, 2001 and 2000, respectively.

(c) The private placement notes were issued in October 1999 to twelve individual investors for a total face amount of $400,000. The notes are unsecured and subordinated to all other indebtedness of the Company. Each of the 16 Units sold in the private placement included a $25,000 note bearing interest at 10% per annum plus warrants to purchase 10,000 shares of SPOP common stock at $0.01 per share from January 1 to September 30, 2000. The resulting $110,500 value of the warrants was allocated as original issue discount to the face amount of the notes, and was amortized to interest expense over the six month base term of the notes (October 1, 1999 - March 31, 2000).

     The notes were originally due the earlier of (1) March 31, 2000, (2) the Company raising additional capital of $1,000,000 or more, (3) sale or merger of the Company, or (4) refinancing of any Company debt in the net amount of $1,000,000 or more. As provided for in the private placement, since the notes were not repaid by March 31, 2000 the accrued interest at that date of $20,000 was added to the principal, the interest rate was increased to 15% per annum, and an additional 240,000 common stock warrants to purchase SPOP stock at $0.01 per share from October 1, 2000 to March 31, 2001 were granted. The resulting $118,700 value of the warrants was included in interest expense for the twelve months ended December 31, 2000. Also included in interest expense for that period is $47,300 of interest paid to the private placement note holders at the default interest rate of 15% per annum for the period April 1, 2000 through December 31, 2000.

     In June 2001 the Company completed the process of clearing the default by offering the private placement note holders the option of converting their notes to restricted common stock at $0.25 per share, or a three year term note bearing interest at 10% per annum, calling for interest payments only during 2001 with principal and interest thereafter, plus common stock purchase warrants, retroactive to October 1, 2000, equal to 10% of the outstanding principal at the closing bid price of SPOP stock at each quarter-end until the note is retired. Four note holders representing $157,500 of the outstanding principal elected the conversion to equity, seven note holders representing $236,300 of the outstanding principal elected the replacement note with common stock purchase warrants, and one note holder representing $26,200 of the outstanding principal was paid off. For those note holders who elected the conversion to common stock, non-cash interest expense of $10,700 was recorded for the beneficial pricing effect upon conversion. For those note holders who elected the payment schedule with common stock purchase warrants, non-cash interest expense was recorded for the value of the warrants during the year ended December 31, 2001 of $96,100.

Aggregate maturities or principal payments required on bank notes payable and the private placement notes for each of the succeeding years are as follows:

Year ending December 31,
--------------------------------------------------------------------------------
2002                                                                  $ 318,600
2003                                                                    330,400
2004                                                                    185,800
2005                                                                     36,800
                                                                      ---------
Total Notes Payable                                                   $ 871,600
                                                                      =========

Future minimum lease payments for equipment under capital lease agreements are as follows:

Year ending December 31,
--------------------------------------------------------------------------------
2002                                                                   $ 76,100
2003                                                                     62,700
2004                                                                     51,900
2005                                                                     20,100
                                                                       --------
Total future minimum lease payments                                     210,800
Less amounts representing interest at rates from 7% to 13.5% per annum   35,900
                                                                       --------
Present value of minimum lease payments                                 174,900
Less current maturities                                                  56,600
                                                                       --------
Long-term portion of present value of minimum lease payments           $118,300
                                                                       ========

12. Notes Payable to Stockholders
---------------------------------

Notes payable to stockholders consisted of the following:

December 31,                                          2001              2000
--------------------------------------------------------------------------------
Unsecured subordinated notes due in monthly
  installments of $8,600, including principal and
  interest at 10% per annum (a)                     $ 204,000         $ 276,100

Unsecured subordinated notes due in monthly
  installments of $8,500, including principal and
  interest at 10% per annum                           133,200           171,900
                                                    ---------         ---------
Total Notes Payable to Stockholders                   337,200           448,000
Less Current Maturities                               111,700           110,800
                                                    ---------         ---------
Long-term Portion of Notes Payable-Stockholders     $ 225,500         $ 337,200
                                                    =========         =========

(a) In January 2001 these stockholders agreed to revised payment schedules in connection with their notes, in an effort to assist the Company with its working capital and liquidity issues. The stockholders agreed to reduce the monthly payments of principal and interest due under the notes by approximately one-half. Accordingly, monthly principal and interest payments were reduced from $17,400 to $8,600 effective January 2001.

Aggregate maturities or principal payments required on notes payable to stockholders, including the revisions referred to above, are as follows:

Year Ending December 31,
--------------------------------------------------------------------------------
2002                                                                  $ 111,700
2003                                                                     86,600
2004                                                                     86,600
2005                                                                     48,100
2006 and thereafter                                                       4,200
                                                                      ---------
Total Notes Payable to Stockholders                                   $ 337,200
                                                                      =========



13. Income Taxes and Deferred Income Taxes
------------------------------------------

Income tax expense consisted of the following:

Years ended December 31,                              2001            2000          1999
--------------------------------------------------------------------------------------------
Current:
 Federal                                          $     --       $    (1,400)   $   130,600
 State                                                  --             5,300         23,600
                                                  ----------     -----------    -----------
Subtotal Current                                        --            3,900        154,200
                                                  ----------     -----------    -----------
Deferred:
 Federal                                                --              --          (45,100)
 State                                                  --              --          (12,800)
                                                  ----------     -----------    -----------
Subtotal Deferred                                       --              --          (57,900)
                                                  ----------     -----------    -----------
Total Income Tax Expense                          $     --       $     3,900    $    96,300
                                                  ==========     ===========    ===========


A reconciliation of the federal statutory rate to the tax provision of the corresponding years follows:

Years Ending December 31,                             2001            2000          1999
--------------------------------------------------------------------------------------------
Tax benefit at effective federal statutory
  rate                                            $(1,772,900)   $  (679,500)   $    (5,800)
Disposal of non-deductible goodwill                 2,303,900           --             --
Impairment loss on non-deductible goodwill            323,000           --             --
Goodwill amortization                                 177,100        309,300         77,300
Other non-deductible expense                           57,700         21,200         18,600
State income tax expense, net of federal effect        94,000         22,200          7,100
Valuation allowance                                (1,104,200)       324,100           --
Other                                                 (78,600)         6,600           (900)
                                                  -----------    -----------    -----------
Total Income Tax Expense                          $      --      $     3,900    $    96,300
                                                  ===========    ===========    ===========


Deferred tax assets and liabilities consisted of the following:

December 31,                                                         2001          2000
-------------------------------------------------------------------------------------------
Deferred Tax Assets:
 Federal net operating loss carryovers                           $ 2,384,100    $ 2,372,600
 Goodwill amortization and write-down                                   --          809,700
 Inventory allowances                                                154,800        231,300
 Accounts receivable allowances                                      161,500        193,500
 Accrued compensation                                                 59,300         57,600
 State income taxes                                                  196,500        363,800
 Other                                                               236,500        112,600
                                                                 -----------    -----------
Gross Deferred Tax Assets                                          3,192,700      4,141,100

Deferred Tax Liabilities:
 Depreciation and fixed asset write-down                            (320,600)      (171,800)
 Other                                                                (7,000)          --
                                                                 -----------    -----------
Net Deferred Tax Assets, Before Allowance                          2,865,100      3,969,300
Valuation allowance                                               (2,865,100)    (3,969,300)
                                                                 -----------    -----------
Net Deferred Tax Assets                                          $      --      $      --
                                                                  ===========    ===========

                                       40

As a result of the reverse acquisition, OI, SNI and SCI were merged into OFPI as of October 6, 1999 with OFPI as the surviving taxable entity for the Company. Subsequently, the tax year of the combined entity was changed from June 30 to December 31. OI, SNI and SCI all filed final federal and state income tax returns for the period ended October 5, 1999.

As of December 31, 2001 the Company has federal net operating loss carryforwards (NOLS) totaling approximately $7,300,000 that expire at various times through 2020. For state purposes, the Company has net operating loss carryforwards totaling approximately $2,800,000 which expire at various times through 2010. In addition, the Company has approximately $77,000 of state manufacturing investment tax credit carryforwards that expire in varying amounts through 2015.

Approximately $5,600,000 of the NOLS originated primarily from pre-merger operations of OFPI. As a result of OFPI's acquisition by SNI (Note 1), OFPI experienced a more than 50% change in ownership for federal and state income tax purposes. As a result, an annual limitation is placed upon the Company's ability to realize the benefit of the pre-merger NOLS. Management is unable to determine whether it is more likely than not that the net deferred tax assets will be realized. Accordingly, there is a 100% valuation allowance against the net deferred tax assets for all periods presented. The amount of the valuation allowance has decreased from 2000 to 2001 by $1,104,200 and increased by $273,500 from 1999 to 2000.

14. 401(k) Plan
---------------

The Company provides a defined contribution plan covering substantially all employees meeting certain age and service requirements. Plan contributions are made at the discretion of Management and totaled $47,300, $40,400 and $13,900 for the years ended December 31, 2001, 2000 and 1999, respectively.

15. Stock Options
-----------------

Prior to the Merger discussed in Note 1, SNI had an Equity Incentive Plan under which options were granted to one officer in 1998. Those options vest monthly over a three-year period, are exercisable for ten years from the date of grant, and were granted at the estimated market value of SNI stock at the grant date. As a result of the Merger, the Company assumed the options outstanding under OFPI's 1995 Stock Option Plan (the "1995 Plan"). Because OFPI is the surviving legal entity, SNI's existing options were absorbed into the 1995 Plan and restated at their equivalent number of shares and strike price using the Merger conversion ratio (see Note 1), and the SNI Equity Incentive Plan was discontinued.

In August 2000 the Company amended the 1995 Plan by filing an S-8 Registration Statement with the SEC which amended the 1995 Plan name to Spectrum Organic Products, Inc. and increased the aggregate number of shares of common stock which could be issued under the 1995 Plan from 625,000 shares to 4,500,000 shares. Under the amended 1995 Plan, the option price shall not be less than the fair market value on the date of grant and options generally will expire ten years after grant. Options generally vest ratably over four years for employees and directors (the existing SNI options retained their three-year vesting period). The following table summarizes the activity under the 1995 Plan for the years ended December 31, 2001 and 2000:



                                                         2001                      2000
                                                 ----------------------    --------------------
                                                               Weighted                Weighted
                                                               Average                 Average
                                                               Exercise                Exercise
                                                   Shares       Price       Shares      Price
                                                 ----------    --------    ---------   --------
Outstanding, beginning of year                    2,010,115    $   0.41    1,380,515    $   0.59

Options granted                                   1,256,400        0.59    1,157,200        0.44

Cancelled or expired                                (41,200)       0.44     (527,600)       0.93
                                                 ----------    --------    ---------    --------

Outstanding, end of year                          3,225,315    $   0.48    2,010,115    $   0.41
                                                 ==========    ========    =========    ========

Options exercisable at year end                   1,457,448    $   0.67      627,289    $   0.39
                                                 ==========    ========    =========    ========
Weighted average fair value of options granted
  during the year                                              $   0.59                 $   0.43
                                                               ========                 ========


The following table discloses exercise prices and remaining lives of options outstanding or exercisable as of December 31, 2001:


                           Options Outstanding                          Options Exercisable
                           -------------------                          -------------------
                                 Weighted                                     Weighted
                                 Average                                      Average
                                Remaining       Weighted                     Remaining      Weighted
 Range of         Number       Contractual      Average        Number       Contractual      Average
 Exercise      Outstanding        Life          Exercise     Exercisable       Life         Exercise
  Price        at 12/31/01       (Years)         Price       at 12/31/01      (Years)         Price
-----------    -----------    ------------    -----------    -----------    -----------    -----------
$   0-$0.25      781,400           9.7           $0.22          93,333          9.3           $0.25
$0.26-$0.50    2,196,915           8.2            0.37       1,117,115          7.4            0.35
$0.51-$2.50      247,000           1.2            2.27         247,000          1.2            2.27
-----------    -----------    ------------    -----------    -----------    -----------    -----------
   $0-$2.50    3,225,315           8.0           $0.48       1,457,448          6.4           $0.67
===========    ===========    ============    ===========    ===========    ===========    ===========


All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with the accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with SFAS 123, the Company's net loss and loss per share for the years ended
December 31, 2001, 2000 and 1999 would have been adjusted to the pro-forma amounts presented below:

Years ended December 31,                                 2001               2000            1999
------------------------------------------------------------------------------------------------------
Net loss:
 As reported                                          $ 5,205,800        $ 2,002,300     $   113,300
 Pro-forma                                            $ 5,572,300        $ 2,082,100     $   182,300

Basic and diluted loss per share:
 As reported                                          $      0.12        $      0.05     $      0.00
 Pro-forma                                            $      0.12        $      0.05     $      0.00
                                                      ===========        ===========     ===========

                                                 42



The fair value of option grants for 2001 was estimated on the date of grant utilizing the Black-Scholes option-pricing model, with the following assumptions: expected life of five years, risk-free interest rates of 2.5% to 4.25%, no dividend yield and volatility of 188% to 201%.

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

16. Stock Warrants
------------------

Each common stock purchase warrant represents the right to purchase one share of the Company's common stock at a fixed price per share at some point in the future. At the date of the Merger the Company assumed outstanding common stock purchase warrants of OFPI totaling 590,656. At December 31, 2001 there were 390,656 of those warrants still outstanding. In addition, in connection with a private placement of unsecured subordinated notes (see Note 11), the Company issued 160,000 common stock purchase warrants with an exercise price of $0.01 per share plus an additional 240,000 warrants at the same exercise price as a result of the default under the notes. All of these penny warrants were exercised by the holders during 2001 and 2000. As described in Note 11, the Company cleared the default under the private placement notes in June 2001 by offering the note holders their choice of conversion to equity or new term notes which entail a three year payment schedule plus common stock purchase warrants retroactive to October 1, 2000 equal to 10% of the outstanding principal at the closing bid price of SPOP stock at each quarter-end until the notes are retired.
Seven note holders elected to convert to new notes.

The following table discloses the activity related to common stock purchase warrants for the years ended December 31, 2001 and 2000:

                                                             2001                    2000
                                                      -------------------     ------------------
                                                                  Weighted                Weighted
                                                                  Average                 Average
                                                                  Exercise                Exercise
                                                      Warrants     Price      Warrants     Price
                                                      --------    --------    --------    --------
Outstanding, beginning of year                         608,156    $   1.78     550,656    $   1.96
Original private placement warrants exercised             --         --       (160,000)       0.01
Default private placement warrants issued                 --         --        240,000        0.01
Default private placement warrants exercised          (217,500)       0.01     (22,500)       0.01
Warrants issued in connection with restricted stock
  purchase (a)                                         160,000        0.31        --         --
New private placement warrants issued                  337,500        0.26        --         --
New private placement warrants exercised               (45,000)       0.23        --         --
                                                      --------    --------    --------     --------
Outstanding, end of year                               843,156    $   1.43     608,156     $   1.78
                                                      ========    ========    ========     ========

(a) These warrants were issued in February 2001 in connection with the purchase of 160,000 shares of SPOP restricted common stock. Since the shares were purchased at the closing market price for the Company's unrestricted common stock, the Company also issued 160,000 common stock purchase warrants at the same price, which expire five years from the date issued. See Note 18.

                                       43

The following table discloses exercise prices and remaining lives of the outstanding common stock purchase warrants at December 31, 2001:

                                                        Weighted
                                                         Average
                                           Number       Exercise     Expiration
                                         Outstanding      Price         Date
                                         -----------   -----------   -----------
Warrants assumed at the Merger             130,000        $ 4.00      8/11/2002
Warrants assumed at the Merger             200,000          2.00     12/31/2002
Warrants assumed at the Merger              60,656          2.63      2/11/2003
                                         -----------   -----------
Subtotal assumed at the Merger             390,656        $ 2.76

Warrants issued under the new private
 placement notes                           292,500          0.26     12/31/2003
Warrants issued to non-excutive
 Director                                  160,000          0.31      2/15/2006
                                         -----------   -----------
Total Warrants Outstanding                 843,156        $ 1.43
                                         ===========   ===========


17. Commitments and Contingencies
---------------------------------

The Company rents office, production, warehouse and research and development facilities under various non-cancelable operating leases, which expire at various times through 2002 and generally contain renewal provisions and base rent increases tied to changes in the consumer price index. Total monthly rental payments for these leases approximated $32,700 at December 31, 2001. The Company also rents office equipment under operating leases that expire at various times through 2005 with monthly lease payments approximating $3,300.

Rental expense for 2001, 2000 and 1999 totaled $686,000, $578,800 and $303,500, respectively.

Future minimum lease payments under non-cancelable operating leases with terms greater than one year are $117,200, all due in 2002.

Bonus Arrangements
------------------

The Company has entered into a bonus agreement with the family of a deceased employee, whereby the family will be paid $75,000 in the event the Company is sold.

Royalty Agreements
------------------

The Company has entered into royalty agreements with various unrelated companies which provide for a percentage royalty to be paid on sales of certain products. Included in accrued expenses were royalties of $61,900 and $66,800 as of December 31, 2001 and 2000, respectively related to these agreements. Royalty expense included in cost of sales under these agreements for the years ended December 31, 2001, 2000 and 1999 was $216,600, $176,200 and $199,800,
respectively.

Litigation and Settlements
--------------------------

In February 1998 OFPI acquired the natural fruit juice and water bottling operations of Sunny Farms Corporation for cash and 566,667 shares of common stock. Half of the common stock consideration was held in escrow, contingent upon earn-out factors for the year following the acquisition. Sunny Farms sought voluntary relief pursuant to Chapter 7 of the U.S. Bankruptcy Code in November 1998. A Trustee was duly appointed shortly thereafter to protect the Chapter 7 estate of Sunny Farms. The Company reported its calculations under the earn-out provisions in early 1999, which Sunny Farms disputed. In October 2000 attorneys for the Trustee filed a complaint against the Company in the U.S. Bankruptcy Court for the Northern District of California, challenging the Company's earn-out calculations and requesting that a portion of the common stock held in escrow be released.

The Company and the Sunny Farms bankruptcy Trustee reached an agreement on October 9, 2001 regarding the earn-out calculations and subsequent shares to be released from escrow, which was approved by the Bankruptcy Court on December 6, 2001. Accordingly, the Company has retired the escrowed shares and issued 118,000 shares of restricted common stock to the Trustee in final settlement of this matter.

In November 1998 Global Natural Brands, Ltd. ("Global") and its four principals filed a lawsuit against OFPI and its four principals, alleging unpaid wages and seeking money damages and injunctive relief. Global had provided managerial services to OFPI from April 1998 to October 1998, when OFPI terminated its services.

SPOP assumed the litigation in connection with the Merger and reached a settlement and release with Global in April 2000, and the case has been dismissed. Under the terms of the settlement and release, SPOP paid Global cash consideration of $145,000, and issued 400,000 shares of SPOP stock, which were valued at the closing market price on the date of settlement. In addition, SPOP issued to Global options to purchase 225,000 common shares at $2.25 per share over an option term that expires on October 31, 2002.

In October 2000, the Company was notified by counsel for GFA Brands, Inc. that nutritional claims pertaining to Spectrum Naturals Organic Margarine were infringing upon two patents issued in the United States that pertain to particular fat compositions suitable for human ingestion. The patent holder exclusively licensed each of these patents to GFA Brands. Management believes that the margarine does not infringe upon either patent, and further, that the patents are unenforceable. Management engaged legal counsel that specialize in this area and received an opinion letter in February 2001 confirming that, in the opinion of counsel, the manufacture or sale of Spectrum Naturals Organic Margarine does not infringe upon the GFA patents, either literally or under the doctrine of equivalents.

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

Management believes the Company has meritorious defenses and that a loss is not probable on the patent infringement claim at this time. Accordingly, no provision for loss has been recorded at December 31, 2001.

Inventory Purchase Commitments
------------------------------

In the ordinary course of business, the Company enters into commitments to purchase raw materials over a period of time, generally six months to a year, at contracted prices. At December 31, 2001 and 2000 these future commitments, which are at prices not in excess of those currently obtainable nor in quantities in excess of normal requirements, aggregated approximately $5,958,000 and $5,100,000, respectively.

In addition to the commitments above in the ordinary course of its business, the Company had one contract for quantities of sunflower oil which exceeded the Company's needs. During 2000 the supplier liquidated the Company's unfulfilled purchase commitment at market prices for sunflower oil, which were lower than the contract purchase price. The Company established a provision at December 31, 2000 for anticipated losses under the contract of $70,000. A settlement with the supplier was reached on December 31, 2001 under which the Company paid $35,100 in full settlement of this issue.

Liquidity
---------

In connection with the Merger, the Company entered into a credit facility (the "Credit Agreement") with its primary lender, Wells Fargo Business Credit ("WFBC"), consisting of term debt and a revolving line of credit, that is secured by substantially all assets of the Company and bears interest at prime plus 1% to 1.25% per annum. Advances under the revolving line of credit are limited to a borrowing base consisting of certain accounts receivable and inventory. Due to operating losses following the Merger, the Company was in default of certain financial covenants that were based on financial projections made at the time of the Merger. As a result of the default, WFBC began assessing an additional 100 basis points to the interest rates charged under the Credit Agreement as of July 17, 2000.

On October 18, 2001 the Company entered into an amendment (the "Amendment") to the existing Credit Agreement with WFBC. The Amendment includes new financial covenants based on the Company's current financial position and latest forecasts of future results, a new term loan for additional production equipment purchased by the Company, incentive targets for 2001 which have been achieved and will enable the Company to reduce the interest rates charged by WFBC by 100 basis points, and also entails a two year extension through October 2004. In consideration for the Amendment, the Company paid WFBC an accommodation fee of $20,000. As a result of executing the Amendment, the Company has returned to an in-compliance status with WFBC. Accordingly, the Company has reclassified the long-term portion of the WFBC term debt from current liabilities to long-term debt for all periods presented.

At December 31, 2001 the Company had $955,800 in additional borrowing available under its line of credit versus $311,900 at December 31, 2000. While the Company still had negative working capital at December 31, 2001 of $1,029,700, this reflected an improvement of $3,227,000 from the prior year.

The Company is highly leveraged and is currently investigating potential sources of working capital from the sale of certain assets. However, Management believes that future cash flows from operations should provide adequate funds to meet the Company's estimated cash requirements for the foreseeable future. Furthermore, the majority shareholder, who holds approximately 69% of the outstanding common stock of the Company, has represented that he has the intent and ability to support the operations of the Company with additional funding for the next fiscal year, if necessary.

18. Related Party Transactions
------------------------------

In January 2001 the Company executed an unsecured, subordinated promissory note with Mr. Jethren P. Phillips, CEO and Chairman of the Board for $50,000 bearing interest at 15% per annum. The Company applied the proceeds towards its working capital requirements. The Company retired the note on June 14, 2001 from proceeds received from the sale of the tomato-based product lines. The Company paid $3,700 of interest to Mr. Phillips during 2001 under the note.

In February 2001 the Company sold 160,000 restricted shares under Regulation D of the Securities Act of 1933 to Mr. Thomas B. Simone, a non-executive director of the Company, for $0.3125 per share, the closing price of the Company's common stock as quoted on the NASDAQ OTC Bulletin Board system on the day the transaction was approved by the Company's disinterested members of the Board of Directors. The Company applied the proceeds of $50,000 toward the expansion of its proprietary SpectraVac technology. In addition, the Company issued common stock purchase warrants to Mr. Simone for an additional 160,000 shares at the same price, which expire five years from the date issued.

The Company paid consulting fees of $70,000, $45,000 and $30,000 during the years ended December 31, 2001, 2000 and 1999, respectively, for management advisory services rendered by Moore Consulting, a firm owned and operated by Phillip Moore, a non-executive director of the Company. In addition, the Company paid Moore Consulting an investment banking fee of $78,200 in June 2001 in connection with the sale of the tomato-based product lines as described in Note 2.



The Company paid interest at 10% per annum under notes payable to two stockholders of $22,900, $33,500 and $7,500 during the years ended December 31, 2001, 2000 and 1999, respectively.

The Company also paid interest at 10% per annum under notes payable to two stockholders that are also executives of the Company of $15,400, $23,600 and $8,100 during the years ended December 31, 2001, 2000 and 1999, respectively.

19. Quarterly Information (Unaudited)
------------------------------------

The summarized quarterly financial data presented below reflects all adjustments which in the opinion of management, are of a normal and recurring nature and necessary to present fairly the results of operations for the periods presented.

In thousands,                                  First        Second        Third       Fourth         Full
  except per share data                       Quarter       Quarter      Quarter      Quarter        Year
-----------------------------                 --------      --------     --------     --------     --------

Year ended December 31, 2001:
  Net Sales                                   $ 10,212      $ 10,631     $ 10,595     $  9,946     $ 41,384
  Gross Profit                                   2,748         3,136        2,856        2,634       11,374
  Operating Income (Loss)                           95        (4,477)         374         (243)      (4,251)
  Net Income (Loss)                               (168)       (4,726)         196         (508)      (5,206)
  Basic and Fully Diluted
    Income (Loss) per Share                     $ 0.00      $  (0.10)    $   0.00     $  (0.02)    $  (0.12)

Year Ended December 31, 2000:
  Net Sales                                   $ 10,776      $ 11,381     $ 10,615     $  9,718     $ 42,490
  Gross Profit                                   2,803         3,018        2,673        1,972       10,466
  Operating Income (Loss)                         (113)          178         (270)        (483)        (688)
  Net Income (Loss)                               (373)         (201)        (636)        (792)      (2,002)
  Basic and Fully Diluted
    Income (Loss) per Share                   $  (0.01)      $ (0.01)    $  (0.01)    $  (0.02)    $  (0.05)

                                                     47

                                   Schedule II
                         Spectrum Organic Products, Inc.
                        Valuation and Qualifying Accounts
              For the Years ended December 31, 1999, 2000, and 2001



                                                    Reserves for     Allowances
                                                      Obsolete        Against
                                                    Inventories     Receivables
                                                    -----------     -----------

Balances, January 1, 1999                           $   373,700     $   903,200
Additions charged to profit and loss                     86,300         917,300
Deductions for amounts written-off against
    reserves                                               --        (1,394,600)
                                                    -----------     -----------
Balances, December 31, 1999                             460,000         425,900
Additions charged to profit and loss                    614,500         294,900
Deductions for amounts written-off against
    reserves                                           (509,000)       (151,800)
                                                    -----------     -----------
Balances, December 31, 2000                             565,500         569,000
Additions charged to profit and loss                    300,500          68,300
Deductions for amounts written-off against
    reserves                                           (516,000)       (162,300)
                                                    -----------     -----------
Balances, December 31, 2001                         $   350,000     $   475,000
                                                    ===========     ===========





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE
----------------------------------------------------------------------------

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Directors and Executive Officers

The name, age, position, and term of office of each of the Company's executive officers and directors are set forth below:

                                                                     Held
       Name          Age            Position                         Since
       ----          ---            --------                         -----

Jethren P. Phillips  51     Chief Executive Officer & Chairman      10/06/99
                            of the Board

Neil G. Blomquist    50     President - Consumer Brands             10/06/99

Joseph J. Stern      49     President - Industrial Ingredients      10/06/99

John R. Battendieri  55     Vice President - Business               10/06/99
                            Development, Director

Hubert H. Holcombe   58     Vice President - Operations             11/29/99

Robert B. Fowles     46     Chief Financial Officer                 06/26/00

Phillip L. Moore     52     Director (1)(2)                         10/06/99

Charles A. Lynch     74     Director (1)(2)                         04/01/00

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

Hubert Holcombe is Vice President/Operations for Spectrum Organic Products, Inc. Mr. Holcombe joined Spectrum in November 1999, bringing over thirty years of experience in food manufacturing. Prior to joining Spectrum, Mr. Holcombe was Chief Operations Officer for Amy's Kitchen from April 1999 to November 1999. From September 1998 to March 1999, Mr. Holcombe served as Executive Vice President and General Manager of Arrowhead Mills, Inc. and as Vice President, Manufacturing and Distribution for twelve years prior to that. He received his Bachelor of Science degree in Industrial Engineering from the University of Arkansas.

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

Charles Lynch became a Director on April 1, 2000 and is Chairman of Marketing Partners Company, a management and advisory source for existing and emerging businesses. Mr. Lynch also serves as Chairman of the Board of Fresh Choice, Inc. and serves on the Boards of Shari's Management Corporation and SRI International, Inc. Additionally, Mr. Lynch serves on the Board of Directors of three start-up companies which are not publicly traded. He has had executive management responsibility for 70-plus companies, primarily in consumer related businesses, and has been a director of over 20 major corporations. Mr. Lynch received his Bachelor of Science Degree from Yale University and an Honorary Degree of Doctors of Law from Golden Gate University.

Thomas Simone has been a Director of the Company since December 2000, and is the principal of Simone & Associates, a management and advisory firm that invests in and consults with healthcare and natural products companies. Mr. Simone also serves as Chairman of the Board of United Natural Foods, Inc., the largest distributor of natural products in the industry and also serves on the Board of EcoDenT International. Prior to forming Simone & Associates, Mr. Simone was President of McKesson Drug Company, America's largest pharmaceutical wholesaler. During his twenty-year career with McKesson, Mr. Simone also served as Vice President of Finance for McKesson Corporation, Executive Vice President of PCS Health Systems, and Vice President & Controller. Mr. Simone holds Bachelor of Science and Master of Business Administration degrees from DePaul University.


Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than



10% beneficial owners are required by SEC regulations to furnish the Company with copies of all reports they file under Section 16(a). To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 2001 with no exceptions.


ITEM 11. EXECUTIVE COMPENSATION
--------------------------------

The following table summarizes the annual compensation awarded or paid during the last three fiscal years for the Company's Chief Executive Officer and the next five most highly compensated officers (hereinafter, the "Named Executive
Officers").

                                        Summary Compensation Table

                                                                                               Long-term
                                                             Annual Compensation             Compensation
                                                         ---------------------------         ------------
                                                                                Other         Securities
                                          Fiscal                               Compen-        Underlying
          Name and Position               Year       Salary        Bonus        sation         Options
         ------------------              ------      -------      -------       -------       ----------
Jethren Phillips (1)                      2001        $205,000   $   --         $ 5,600           --
  Chief Executive Officer &               2000        $240,000   $   --         $11,500           --
  Chairman of the Board                   1999        $237,500   $ 57,800       $11,000           --

Neil Blomquist (2)                        2001        $148,600   $ 28,100       $ 4,600           --
  President,                              2000        $150,000   $   --         $ 5,000         50,000
  Consumer Brands                         1999        $149,100   $ 27,300       $ 5,100           --

Joseph Stern (3)                          2001        $148,600   $ 32,500       $20,300(4)        --
  President,                              2000        $150,000   $   --         $11,400(4)      50,000
  Industrial Ingredients                  1999        $107,500   $ 67,300       $46,500(4)        --

John Battendieri (5)                      2001        $145,400   $ 30,200       $ 7,400(4)        --
  Vice President,                         2000        $127,000   $   --         $19,700(4)      50,000
  Business Development                    1999        $109,300   $   --         $45,600(4)        --

Pete Holcombe (6)                         2001        $120,500   $ 21,500       $   --            --
  Vice President,                         2000        $120,000   $   --         $   --         250,000
  Operations                              1999        $  5,900   $   --         $   --            --

Robert Fowles (7)                         2001        $120,500   $ 23,800       $   --         250,000
  Chief Financial Officer                 2000        $ 57,300   $   --         $   --         250,000
                                          1999        $ --       $   --         $   --            --

(1)  Mr. Phillips was Chief Executive Officer of SNI and President of SCI during
     1999 until October 6, 1999 when he became Chief Executive Officer of SPOP.

(2) Mr. Blomquist was President and Chief Operating Officer of SNI during 1999 until October 6, 1999 when he became President of Consumer Brands.

(3) Mr. Stern was President of OI during fiscal 1999 until October 6, 1999 when he became President of Industrial Ingredients.

(4)  Includes interest income from shareholder's note.

(5)  Mr. Battendieri was President of OFPI during fiscal 1999 until October 6,
     1999 when he became Vice President, Business Development for SPOP.

(6)  Mr. Holcombe was appointed Vice President - Operations on November 29,
     1999.

(7)  Mr. Fowles was appointed Chief Financial Officer on June 26, 2000.

                                       51

Under new arrangements which began January 1, 2001 the Company's non-executive directors have the choice of annual cash compensation of $10,000 and 25,000 stock options at the market price on the date of grant with a four year vesting schedule, or 80,000 stock options for serving on the Board and 20,000 additional stock options for Chairmanship of a Committee, at the market price on the date of grant, with one-third vested immediately and the remainder vesting ratably over two years. Under either choice, non-executive directors will be reimbursed for out-of-pocket expenses incurred in attending Board meetings.

In February 2001 Mr. Lynch and Mr. Moore elected to receive the Board fees for 2000 due to them of $10,000 each in restricted shares, under Regulation D of the Securities Act of 1933, in a transaction approved by the Company's disinterested Board members. The shares were issued at $0.3125 per share, the closing price of the Company's common stock as quoted on the NASDAQ OTC Bulletin Board system on the date the Board approved the transaction.

1995 Stock Option Plan

In November 1995 OFPI adopted a stock option plan (the "1995 Plan") which provides for the grant of stock options intended to qualify as "incentive stock options" or "nonqualified stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986. Incentive stock options are issuable only to eligible officers and key employees of the Company.

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

For incentive stock options the per share exercise price of the common stock may not be less than the fair market value of the common stock on the date the option is granted, and no person who owns, directly or indirectly at the time of the granting of an incentive stock option, more than 10% of the total combined voting power of all classes of stock of the Company is eligible to receive stock options unless the option price is at least 110% of the fair market value of the common stock subject to the option on the date of grant. No stock options may be transferred by an optionee other than by will or the laws of descent and distribution and, during the lifetime of an optionee, the option may only be exercised by the optionee. Stock options may be exercised only if the option holder remains continuously associated with the Company from the date of grant to the date of exercise or 90 days after employment termination, whichever is longer. Stock options under the Plan must be granted within ten years from the effective date of the Plan. The exercise date of a stock option granted under the Plan cannot be later than ten years from the date of grant. Any options that expire unexercised or that terminate 90 days after an optionee ceases to be employed by the Company become available once again for issuance. Shares issued upon exercise of an option will rank equally with other shares then outstanding.

As of December 31, 2001 3,225,315 stock options were outstanding under the 1995 Plan for officers, directors and employees (2,070,515 for current executive officers and directors) at exercise prices of $0.20 to $2.50 per share.

Option Grants in Last Fiscal Year:

The following table sets forth the options granted to the Named Executive Officers for the year ended December 31, 2001. During the year there were no exercises of stock options by the Named Executive Officers.

                                INDIVIDUAL GRANTS

                   Number of        % of Total
                   Securities         Options
                   Underlying       Granted to       Exercise
                    Options        Employees in      or Base      Expiration
                    Granted            2001           Price          Date
                   -----------     ------------     ---------     -----------

Robert Fowles        250,000           34.4%         $ 0.27      July 27, 2011

The above options vest ratably over a four-year period beginning July 27, 2001.


The following table sets forth the number of shares underlying outstanding options at December 31, 2001 and their related value for the Named Executive
Officers:

                      Number of Securities            Value of Unexercised
                  Underlying Unexercised Options          In-the-money
                     at December 31, 2001        Options at December 31, 2001(1)
                  ----------------------------    ----------------------------
   Name           Exercisable    Unexercisable    Exercisable    Unexercisable
   ----           -----------    -------------    -----------    -------------

Neil Blomquist        853,015          37,500      $   41,200      $     --
John Battendieri       12,500          37,500            --              --
Joseph Stern           12,500          37,500            --              --
Pete Holcombe          62,500         187,500            --              --
Robert Fowles          62,500         437,500            --            25,000
                   ----------      ----------      ----------      ----------
Totals              1,003,015         737,500      $   41,200      $   25,000
                   ==========      ==========      ==========      ==========

(1) At closing stock price of $0.37 at December 31, 2001.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

The following table sets forth information concerning the holdings of common stock by each Named Executive Officer, by each director and by all directors and executive officers as a group. All shares are owned beneficially and of record. The address of all persons is in care of the Company at 133 Copeland Street, Petaluma, California.


   Name                                 Amount of Ownership     Percent of Class
   ----                                 -------------------     ----------------
Jethren P. Phillips (1)                       31,519,328             69.0%
John R. Battendieri (2)                        3,977,499              8.7
Joseph J. Stern (2)                            2,075,000              4.5
Neil G. Blomquist (1)                            817,168              1.8
Phillip L. Moore (3)                             256,013               *
Thomas B. Simone                                 160,000               *
Charles A. Lynch                                  28,000               *
                                            ------------            -------
All officers and directors as a
group (7 persons)                             38,833,008             85.0%
                                            ============            =======

  *   Less than 1%

(1)  All shares issued in connection with the Merger.

(2)  Includes 1,975,000 shares issued in connection with the Merger.

(3) Includes 176,013 shares paid to Moore Consulting upon completion of the Merger.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

In connection with the Merger, the Company assumed a promissory note held by Mr. Battendieri for a capital loan made to Organic Ingredients, which had a balance due as of October 6, 1999 of $102,000. The note is being amortized over 60 months with interest at 10% per annum. During 2001 the Company made payments of $26,000 to Mr. Battendieri representing principal and interest payments under the note.

Also in connection with the Merger, the Company assumed a promissory note held by Mr. Stern for the advance of funds to Organic Ingredients. At October 6, 1999 the outstanding balance due including principal and interest was $110,400. The note is being amortized over 60 months with interest at 10% per annum. During 2001 the Company made payments of $28,100 to Mr. Stern representing principal and interest payments under the note.

In January 2001 the Company executed an unsecured, subordinated promissory note with Mr. Phillips for $50,000 bearing interest at 15% per annum. The Company applied the proceeds towards its working capital requirements. The Company retired the note on June 14, 2001 with proceeds received from the sale of the tomato-based product lines. The Company paid interest of $3,700 to Mr. Phillips during 2001 under the note.

In February 2001 Thomas Simone, a non-executive Director of the Company, purchased 160,000 restricted shares under Regulation D of the Securities Act of 1933, in a transaction approved by the Company's disinterested members of the Board of Directors. The shares were purchased at $0.3125 per share, the closing price of the Company's common stock as quoted on the NASDAQ Over the Counter Bulletin Board system on the date the Board approved the transaction. In addition to the shares purchased, the Company issued common stock purchase warrants to Mr. Simone for an additional 160,000 shares at the same price, which expire five years from the date issued.

The Company has retained Moore Consulting Company for consulting and management advisory services. Moore Consulting is operated as a sole proprietorship by Phillip Moore, a non-executive Director of the Company. During 2001 the Company made payments of $70,000 to Moore Consulting Company for management advisory services. In addition, the Company paid Moore Consulting an investment banking fee of $78,200 in June 2001 in connection with the sale of the Company's tomato-based product lines.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

     (a)  Documents filed as part of this Report:

          (1) Index to Financial Statements:
                                                                           Page
                                                                           ----
              Statement of Management Responsibility                        20
              Report of Independent Certified Public Accountants            21
              Balance Sheets as of December 31, 2001 and 2000               22
              Statements of Operations for the years ended December
                 31, 2001, 2000 and 1999                                    23
              Statement of Stockholders' Equity for the years ended
                 December 31, 2001, 2000 and 1999                           24
              Statements of Cash Flows for the years ended December
                 31, 2001, 2000 and 1999                                    25
              Summary of Significant Accounting Policies                    26
              Notes to Financial Statements                                 31

          (2) Index to Financial Statement Schedules:

              Schedule II - Valuation and Qualifying Accounts               48

          (3) Exhibits:

              Exhibit
                No.         Description
              -------       -----------

              1.01          Form of Representatives' Warrant (1)

              1.02          Form of Amended Representatives' Warrant (1)

              2.01 January 21, 1998 Agreement of Purchase and Sale of Assets between the Registrant and Sunny Farms Corporation (2)

              2.02 February 10, 1998 Amendment to Agreement of Purchase and Sale of Assets between the Registrant and Sunny Farms Corporation (2)

              2.03 Asset Purchase Agreement dated June 11, 2001 by and between Spectrum Organic Products, Inc. and Acirca, Inc. (7)

              2.04 Escrow and Security Agreement dated June 11, 2001 by and among Spectrum Organic Products, Inc., Acirca, Inc. and Webster Trust Company, NA. (7)

              2.05 Transition Services Agreement dated June 11, 2001 by and between Spectrum Organic Products, Inc. and Acirca, Inc. (7)

              2.06 License Agreement dated June 11, 2001 by and between Spectrum Organic Products, Inc. and Acirca, Inc. (7)

              2.07 Noncompetition Agreement dated June 11, 2001 by and among Spectrum Organic Products, Inc., Acirca, Inc., Jethren Phillips, and John Battendieri. (7)

              2.08 Assignment and Assumption Agreement dated June 11, 2001 by and between Spectrum Organic Products, Inc. and Acirca, Inc. (7)

              2.09 Settlement Agreement dated October 9, 2001 by and between Tevis T. Thompson, Jr., Trustee of the Chapter 7 Estate of Sunny Farms Corporation and Spectrum Organic Products, Inc. (8)

              3.01 Form of Amended and Restated Articles of Incorporation of Spectrum Organic Products, Inc. (4)

              3.02          Bylaws of the Registrant (1)

              3.03          Audit Committee Charter of the Registrant

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

              10.20 Settlement Agreement and Mutual Release dated November 12, 1999 by and between Spectrum Organic Products, Inc. and Global Natural Brands, Ltd. (6)

              10.21 Subordination Agreement dated October 6, 1999 by and between Debora Bainbridge Phillips and Wells Fargo Business Credit, Inc. (6)

              10.22 Fifth Amendment to Redemption Agreement dated October 6, 1999 by and between Spectrum Naturals, Inc., Organic Food Products, Inc., Jethren Phillips and Debora Bainbridge Phillips. (6)

              10.23 Fourth Amendment to Redemption Agreement dated July 12, 1999 by and between Spectrum Naturals, Inc., Jethren Phillips and Debora Bainbridge Phillips. (6)

              10.24 Third Amendment to Redemption Agreement dated July 9, 1999 by and between Spectrum Naturals, Inc., Jethren Phillips and Debora Bainbridge Phillips. (6)

              10.25 Second Amendment to Redemption Agreement dated July 2, 1999 by and between Spectrum Naturals, Inc., Jethren Phillips and Debora Bainbridge Phillips. (6)

              10.26 First Amendment to Redemption Agreement dated September 11, 1998 by and between Spectrum Naturals, Inc., and Debora Bainbridge Phillips. (6)

              10.27 Redemption Agreement dated November 1, 1996 by and between Spectrum Naturals, Inc. and Debora Bainbridge Phillips. (6)

              10.28 Guaranty Agreement dated June 6, 1997 by and between Spectrum Naturals, Inc., Debora Bainbridge Phillips and Jethren Phillips. (6)

              10.29 Pledge Agreement dated June 6, 1997 by and between Spectrum Naturals, Inc., Debora Bainbridge Phillips and Richard W. Abbey, Attorney at Law. (6)

              10.30 Promissory Note dated June 6, 1997 by and between Spectrum Naturals, Inc. and Debora Bainbridge Phillips. (6)

              10.31 Settlement Agreement and Release dated March 28, 1999 by and between Spectrum Naturals, Inc. and Nimbus Publications, Inc. (6)

              10.32 Assignment of Food Processing and Packing Credit Agreement dated November 27, 2000 by and between Triple H Food Processors, Inc. and Tri H Investors to Spectrum Organic Products, Inc. (6)

              10.33 Agreement for Purchase and Sale of Fixtures dated November 27, 2000 by and between Spectrum Organic Products, Inc. and Tri H Investors. (6)

              10.34 Letter dated February 16, 2001 from Spectrum Organic Products, Inc. to the note holders under the private placement completed on October 6, 1999, offering them the option of converting their notes, which were in default, to equity or a new note with a three year payment schedule with interest at 10% and common stock purchase warrants. (6)

              10.35 First Amendment to Credit and Security Agreement dated October 18, 2001 by and between Spectrum Organic Products, Inc. and Wells Fargo Business Credit, Inc. (8)

              10.36 Lease Termination Agreement dated October 1, 2001 by and between Spectrum Organic Products, Inc., the Inouye Family Trust, Naomi Kanda and the Namimatsu Trust.

              10.37 Sixth Amendment to Amended and Restated Redemption Agreement dated June 13, 2001 by and between Spectrum Organic Products, Inc., Debora Bainbridge Phillips and Jethren P. Phillips.

              23.01 Consent of Independent Certified Public Accountants dated March 20, 2002 by BDO Seidman, LLP, San Francisco, California

              99.01 Joint press release of Acirca, Inc. and Spectrum Organic Products, Inc. dated June 12, 2001 titled "Acirca Acquires Millina's Finest Sauces". (7)


              (1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, File No. 333-22997, declared effective on August 11, 1997.

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

              (6) Incorporated by reference to exhibits filed with the Registrant's Form 10-KSB on April 2, 2001.

              (7) Incorporated by reference to exhibits filed with the Registrant's Form 8-K on June 26, 2001.

              (8) Incorporated by reference to exhibits filed with the Registrant's Form 10-Q on November 6, 2001.


     (b) Reports on Form 8-K during the quarter ended December 31, 2001:

         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Petaluma, California on March 8, 2002.

                                            Spectrum Organic Products, Inc.


                                            By:  /s/  Robert B. Fowles
                                               --------------------------------
                                                      Robert B. Fowles
                                                      Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                              Title                    Date
         ---------                              -----                    ----

/s/  Jethren P. Phillips               Chief Executive Officer and      3/8/02
-----------------------------          Chairman of the Board
     JETHREN P. PHILLIPS

/s/  Robert B. Fowles                  Chief Financial Officer          3/8/02
-----------------------------
     ROBERT B. FOWLES

/s/  Larry D. Lawton                   Controller (Principal            3/8/02
-----------------------------          Accounting Officer)
     LARRY D. LAWTON


/s/  John R. Battendieri               Director                         3/8/02
-----------------------------
     JOHN R. BATTENDIERI


/s/  Charles A. Lynch                  Director                         3/8/02
-----------------------------
     CHARLES A. LYNCH


/s/  Phillip L. Moore                  Director                         3/8/02
-----------------------------
     PHILLIP L. MOORE


/s/  Thomas B. Simone                  Director                         3/8/02
-----------------------------
     THOMAS B. SIMONE