Form 10-Q
period 2002-03-31
SPECTRUM ORGANIC PRODUCTS INC
filed 2002-05-14
CIK 1034992

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE TRANSITION PERIOD FROM                TO
                                            --------------    ----------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 45,698,661 shares as of May 10, 2002. Transitional Small Business Disclosure
Format: Yes [ ] No [X]


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                                SPECTRUM ORGANIC PRODUCTS, INC.
                                        BALANCE SHEETS

                                            ASSETS


                                                                  (Unaudited)
                                                                   March 31,     December 31,
                                                                     2002            2001
                                                                 ------------    ------------
Current Assets:
   Cash                                                          $      1,200    $      1,200
   Accounts receivable, net                                         4,434,600       3,427,900
   Inventories, net                                                 6,045,200       5,966,600
   Prepaid expenses and other current assets                          174,200          68,900
                                                                 ------------    ------------
     Total Current Assets                                          10,655,200       9,464,600

Property and Equipment, net                                         3,240,300       3,239,000

Other Assets:
   Goodwill, net                                                    1,470,200       1,470,200
    Trademark and label development, net of accumulated
     amortization                                                      51,300          54,000
   Other assets, net                                                   72,000          72,000
                                                                 ------------    ------------
Total Assets                                                     $ 15,489,000    $ 14,299,800
                                                                 ============    ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Bank overdraft                                                $  1,095,400    $    546,400
   Line of credit                                                   4,507,000       4,598,800
   Accounts payable, trade                                          4,049,700       3,676,600
   Accrued expenses                                                 1,059,300         904,300
   Current maturities of notes payable, former stockholder            328,100         281,300
   Current maturities of notes payable and capitalized lease
     obligations                                                      413,400         375,200
   Current maturities of notes payable, stockholders                  110,900         111,700
                                                                 ------------    ------------
     Total Current Liabilities                                     11,563,800      10,494,300

Notes payable and capitalized lease obligations, less
  current maturities                                                  564,600         671,300
Notes payable, former stockholder, less current maturities            723,000         811,200
Notes payable, stockholders, less current maturities                  195,000         225,500
                                                                 ------------    ------------
Total Liabilities                                                  13,046,400      12,202,300
                                                                 ------------    ------------
Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, 5,000,000 shares authorized, no shares
       issued or outstanding                                             --              --
   Common stock, no par value, 60,000,000 shares authorized,
       45,698,661 issued and outstanding at March 31, 2002 and
       December 31, 2001                                            9,387,500       9,373,700
   Accumulated deficit                                             (6,944,900)     (7,276,200)
                                                                 ------------    ------------
Total Stockholders' Equity                                          2,442,600       2,097,500
                                                                 ------------    ------------
Total Liabilities and Stockholders' Equity                       $ 15,489,000    $ 14,299,800
                                                                 ============    ============


                          The accompanying notes are an integral part
                                 of the financial statements.

                                              2

                         SPECTRUM ORGANIC PRODUCTS, INC.
                            STATEMENTS OF OPERATIONS



                                                             (Unaudited)
                                                         Three Months Ended
                                                     March 31,       March 31,
                                                       2002            2001
                                                   ------------    ------------

Net Sales                                          $ 11,283,600    $ 10,073,100
Cost of Goods Sold                                    8,334,500       7,432,100
                                                   ------------    ------------
Gross Profit                                          2,949,100       2,641,000
                                                   ------------    ------------
Operating Expenses:
   Sales and Marketing                                1,614,700       1,525,500
   General and Administrative                           822,500         795,000
   Amortization of Goodwill                                --           225,400
                                                   ------------    ------------
   Total Operating Expenses                           2,437,200       2,545,900
                                                   ------------    ------------
Income from Operations                                  511,900          95,100
                                                   ------------    ------------
Other Income (Expense):
   Interest Expense                                    (167,300)       (281,200)
   Other, net                                           (13,300)         18,300
                                                   ------------    ------------
Total Other Expenses                                   (180,600)       (262,900)
                                                   ------------    ------------

Income (Loss) Before Taxes                              331,300        (167,800)
Provision for Income Tax Expense                           --              --
                                                   ------------    ------------
Net Income (Loss)                                  $    331,300    $   (167,800)
                                                   ============    ============

Basic and Fully Diluted Income (Loss) Per Share    $       0.01    $       0.00
                                                   ============    ============

Basic Weighted Average Shares Outstanding            45,698,661      44,785,702
                                                   ============    ============

Fully Diluted Weighted Average Shares Outstanding    46,120,930      44,785,702
                                                   ============    ============


                   The accompanying notes are an integral part
                          of the financial statements.



                            SPECTRUM ORGANIC PRODUCTS, INC.
                               STATEMENTS OF CASH FLOWS



                                                                 (Unaudited)
                                                              Three Months Ended
                                                           March 31,       March 31,
                                                             2002             2001
                                                         ------------    ------------
Net Income (Loss)                                        $    331,300    $   (167,800)
  Adjustments to Reconcile Net Income (Loss) to Net
   Cash Used in Operating Activities:
  Provision for allowances against receivables                164,400         (86,900)
  Provision for reserves for inventory obsolescence           (29,500)        (37,800)
  Depreciation and amortization                               105,000          99,600
  Amortization of goodwill                                       --           225,400
  Loss on sale of assets                                         --             2,500
  Imputed interest on note payable, former stockholder          5,500           6,600
  Imputed interest on common stock purchase warrants           13,800          29,300
  Imputed interest on construction-in-progress                 (5,900)        (16,900)
  Restricted shares issued in lieu of Directors fees             --            20,000

Changes in Assets and Liabilities:
   Accounts receivable                                     (1,171,100)       (680,700)
   Inventories                                                (49,100)       (980,600)
   Prepaid expenses and other current assets                 (105,300)         21,200
   Other assets                                                  --           (13,800)
   Accounts payable                                           373,100         462,200
   Accrued expenses                                           155,000         118,700
                                                         ------------    ------------
Net Cash Used in Operating Activities                        (212,800)       (999,000)
                                                         ------------    ------------

Cash Flows from Investing Activities:
   Purchase of property and equipment                         (97,700)        (83,900)
   Proceeds from sale of assets                                  --             5,500
                                                         ------------    ------------
Net Cash Used in Investing Activities                         (97,700)        (78,400)
                                                         ------------    ------------

Cash Flows From Financing Activities:
   Increase in bank overdraft                                 549,000         317,600
   Proceeds from line of credit                            10,050,400      10,245,700
   Repayment of line of credit                            (10,142,300)     (9,365,100)
   Repayment of notes payable, former stockholder             (46,900)        (93,700)
   Repayment of notes payable to stockholders                 (31,300)        (24,800)
   Proceeds of notes payable                                     --            50,000
   Repayment of notes payable                                 (51,600)        (85,000)
   Repayment of capitalized lease obligations                 (16,800)        (17,200)
   Restricted shares sold to non-executive Director              --            50,000
                                                         ------------    ------------
Net Cash Provided by Financing Activities                     310,500       1,077,500
                                                         ------------    ------------
Net Increase in Cash                                             --               100
Cash, beginning of the year                                     1,200             900
                                                         ------------    ------------
Cash, end of the period                                  $      1,200    $      1,000
                                                         ============    ============
Supplemental Disclosure of Cash Flow Information:
   Cash paid for income taxes                            $       --      $       --
   Cash paid for interest                                $    158,100    $    260,700
                                                         ============    ============


                      The accompanying notes are an integral part
                             of the financial statements.

                                          4

SPECTRUM ORGANIC PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation:

     These are unaudited interim financial statements and include all adjustments (consisting of normal recurring accruals) which, in the opinion of Management, are necessary in order to make the financial statements not misleading. These financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include certain disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the statements should be read in conjunction with Spectrum Organic Products, Inc. financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001. Certain reclassifications have been made to the March 31, 2001 unaudited interim financial statements to be consistent with the presentation at March 31, 2002. These reclassifications had no impact on net income or retained earnings. In accordance with EITF Issue 01-09, slotting fees of $146,400 and $138,900 for the years ended March 31, 2002 and 2001, respectively, have been reclassified from marketing expense to net sales. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2002 or future periods.

2.   Inventories:

     Inventories consisted of the following:

                                                    March 31,       December 31,
                                                      2002             2001
                                                   -----------      -----------

     Finished goods                                $ 5,836,500      $ 5,633,000
     Raw materials                                     529,200          683,600
                                                   -----------      -----------
     Total Inventories                               6,365,700        6,316,600

     Less: Provision for obsolete inventory           (320,500)        (350,000)
                                                   -----------      -----------
     Net Inventories                               $ 6,045,200      $ 5,966,600
                                                   ===========      ===========


3.   Commitments and Contingencies:

     Litigation and Settlements
     --------------------------

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

     Management believes the Company has meritorious defenses and that a loss is not probable on the patent infringement complaint at this time. Accordingly, no provision for loss has been recorded at March 31, 2002.

     Liquidity
     ---------

     The Company maintains a credit facility (the "Credit Agreement") with its primary lender, Wells Fargo Business Credit ("WFBC"), consisting of term debt and a $9,000,000 revolving line of credit that is secured by substantially all asset of the Company and bears interest at prime plus 2% to 2.25% per annum. As a result of financial targets achieved by the Company for the year ended December 31, 2001 the interest rates under the Credit Agreement were reduced to prime plus 1% to 1.25% effective April 1, 2002. Advances under the revolving line of credit are limited to a borrowing base consisting of certain accounts receivable and inventory.

     At March 31, 2002 the Company had $1,041,500 in available borrowing under its line of credit versus $463,200 at March 31, 2001. The Company remains highly leveraged but, as disclosed in Note 4 to the financial statements, the Company recently completed the sale of certain assets to an unaffiliated third party which has significantly strengthened the Company from a liquidity and working capital standpoint. Moreover, Management believes that future cash flows from operations should provide adequate funds to meet the Company's estimated cash requirements for the foreseeable future. Furthermore, the majority shareholder, who holds approximately 69% of the outstanding common stock of the Company, has represented that he has the intent and ability to support the operations of the Company with additional funding for the next fiscal year, if necessary.

4.   Subsequent Event:

     On April 25, 2002 the Company entered into an Asset Purchase Agreement with Acirca, Inc. pursuant to which the Company sold certain product lines from the Company's Aptos-based industrial ingredients business. The product lines sold included the Organic Ingredients business in fruits, vegetables, concentrates and purees as well as certain private label product lines sold to key retailers. The Spectrum Ingredients product lines consisting of culinary oils, vinegar and nutritional supplements were not part of the sale.

     The total consideration received by the Company was $3,020,100 in cash, which included $1,270,100 for estimated saleable inventory sold to Acirca, subject to post-closing adjustments. Also included in the total consideration received was $250,000 which was deposited into an escrow account to be applied towards indemnity claims of Acirca or, to the extent not utilized for any indemnity claims of Acirca, released to the Company in two equal installments on August 30, 2002 and December 31, 2002.

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

The Company's operating results could vary from period to period as a result of a number of factors. These factors include, but are not limited to, the purchasing patterns of significant customers, the timing of new product introductions by the Company and its competitors, the amount of slotting fees, new product development and advertising expenses incurred by the Company, variations in sales by distribution channel, fluctuations in market prices of raw materials, competitive pricing policies and situations that the Company cannot foresee. These factors could cause the Company's performance to differ from investor expectations, resulting in volatility in the price of the common stock.

Introduction:

The Company was formed on October 6, 1999 by the four-way reverse merger of Spectrum Naturals, Inc. ("SNI"), its affiliate Spectrum Commodities, Inc. ("SCI"), Organic Ingredients, Inc. ("OI"), with and into Organic Food Products, Inc. ("OFPI"). OFPI was the registrant prior to the merger, but since a controlling interest in the Company is held by former SNI stockholders, the merger was accounted for as a reverse acquisition, with SNI as accounting acquirer and OI and OFPI as accounting acquirees.

On June 11, 2001 the Company sold the OFPI tomato-based product lines to Acirca, Inc., an unrelated third party. Accordingly, results for the three months ended March 31, 2001 include the operating results associated with the disposed product lines.



--------------------------------------------------------------------------------
Results of Operations for the Three Month Periods Ending March 31, 2002 and
March 31, 2001
--------------------------------------------------------------------------------

Summary of Results:

Management believes that Earnings Before Interest, Taxes, Depreciation and
Amortization ("EBITDA") is an important measure of the Company's operating performance. For the three months ended March 31, 2002 EBITDA was $617,000 compared to $420,200 for the prior year, an increase of $196,800 or 47%. The improved performance in 2002 is discussed below and was primarily attributable to increased sales and gross profit, partially offset by increased marketing and general and administrative expenses.

Revenues:

SPOP's net sales for the three months ended March 31, 2002 were $11,283,600 compared to $10,073,100 for 2001, an increase of $1,210,500 or 12%. The increase in 2002 was primarily due to higher sales of industrial organic ingredients and consumer branded products, partially offset by lost sales associated with the tomato-based product lines which were sold in June 2001. Comparable net sales
(after the elimination of disposed or discontinued product lines from both periods) increased by 24%. Within the consumer branded culinary products, sales were significantly higher than prior year in packaged oil (+10%) and packaged mayonnaise (+25%). Branded nutritional supplement sales increased 30% versus the prior year, as a result of strong demand and continued publicity regarding the importance of essential fatty acids to overall health.

During the three months ended March 31, 2002 and 2001 net sales by product line were as follows:

                                                    2002          2001      % Change
                                                -----------   -----------   --------
Consumer Brands - Culinary Products             $ 3,863,400   $ 3,442,200      +12%
Consumer Brands - Nutritional Supplements         2,523,800     1,944,500      +30%
Industrial Ingredients/Private Label Products     4,881,200     3,700,000      +32%
Disposed/Discontinued Products                       15,200       986,400      -98%
                                                -----------   -----------   --------
  Total Net Sales                               $11,283,600   $10,073,100      +12%
                                                ===========   ===========   ========


Cost of Goods Sold:

The Company's cost of goods sold increased slightly as a percent of net sales for the three-month period ended March 31, 2002 to 73.9% compared to 73.8% for the same period in 2001. The increase was due primarily to an unfavorable sales mix which featured a higher concentration of industrial ingredients sales which are the Company's lowest margin products, which offset lower costs in the Company's flax oil product lines.

Gross Profit:

Gross profit for 2002 was $2,949,100 versus $2,641,000 for 2001, an increase of $308,100 or 12% as a result of higher net sales in 2002. Gross profit as a percentage of net sales was 26.1% for 2002 versus 26.2% for 2001, because margin improvements in nutritional supplements were offset by the unfavorable sales mix.

                                       8

Sales and Marketing Expenses:

The Company's sales and marketing expenses for 2002 were $1,614,700 or 14.3% of net sales, versus $1,525,500 or 15.1% of net sales for 2001. The increase in spending of $89,200 in 2002 was primarily attributable to higher advertising expenses and increased broker commissions.

General and Administrative Expenses:

The Company's general and administrative expenses for 2002 were $822,500 or 7.3% of net sales, versus $795,000 or 7.9% of net sales for 2001. There were no significant variances in spending versus the prior year levels.

Amortization of Goodwill:

In accordance with SFAS 142, the Company ceased the amortization of goodwill effective January 1, 2002. Amortization expense for the prior year was $225,400 based on an estimated useful life of twelve years.

Interest Expense:

The Company's interest expense for 2002 was $167,300 versus $281,200 for 2001. The reduction of $113,900 or 41% was primarily attributable to significant reductions in the prime rate throughout CY 2001 and lower borrowing levels under the Company's line of credit as a result of the June 2001 sale of the tomato-based product lines.

Income Taxes:

No provision for income taxes was recorded for the quarter ended March 31, 2002 as the Company has federal and state net operating loss carryovers sufficient to offset any state or federal income taxes that would be due on the first quarter's reported net income. Due to continued uncertainty regarding the Company's realization of deferred tax assets, the Company maintained a 100% reserve at March 31, 2002 against the Company's net deferred tax assets.

Net Income (Loss):

The Company reported net income of $331,300 versus a net loss of $167,800 for the three-month periods ended March 31, 2002 and March 31, 2001, respectively. The improvement in 2002 was primarily due to higher sales and gross profit, lower interest expense and the elimination of goodwill amortization expense as a result of the implementation of SFAS 142, effective January 1, 2002.

Seasonality:

Historically, the Company has experienced little seasonal fluctuation in revenues. With regards to product purchasing, the Company will seasonally contract for certain raw materials for the entire year at harvest time or at planting time. These purchases take place annually from early spring to mid-summer and are effected to reduce the risk of price swings due to demand fluctuations. These annual purchases can create overages and shortages in inventory.

Liquidity and Capital Resources:

The Company maintains a credit facility (the "Credit Agreement") with its primary lender, Wells Fargo Business Credit ("WFBC"), consisting of term debt and a $9,000,000 revolving line of credit that is secured by substantially all assets of the Company and bears interest at prime plus 2% to 2.25% per annum. As a result of financial targets achieved by the Company for the year ended December 31, 2001 the interest rates under the Credit Agreement were reduced to prime plus 1% to 1.25% effective April 1, 2002. Advances under the revolving line of credit are limited to a borrowing base consisting of certain accounts receivable and inventory.

The Company could not operate its business without the Credit Agreement with WFBC or one similar to it. At March 31, 2002 the Company satisfied all financial covenants under the Credit Agreement and was also in compliance with all other requirements of the Credit Agreement. The Credit Agreement calls for continued satisfaction of various financial covenants for 2002 and beyond. Should the Company fail to meet future financial covenants (a "technical default"), WFBC would have certain rights, including the right to call all amounts due immediately. Management believes it is unlikely that the Company will fail to meet future financial covenants under the Credit Agreement, and that it would be even more unlikely for WFBC to exercise its right to terminate the Credit Agreement and call all amounts due in the event of a technical default by the Company.

The Company's bank overdraft as of March 31, 2002 was $1,095,400 compared to $546,400 at December 31, 2001. During 2002 the Company used $212,800 in cash from operating activities, compared to using $999,000 in cash in 2001. The decrease in cash used was primarily due to improved operating results in 2002 and reduced inventory levels, partially offset by higher levels of accounts receivable. Cash used in investing activities was $97,700 in 2002 compared to $78,400 in 2001. There was no material change between years. Cash provided by financing activities was $310,500 in 2002 compared to $1,077,500 in 2001. The decrease in funds provided from financing during 2002 primarily reflected lower net proceeds from the revolving credit line as a result of the sale of the tomato-based product lines, and the proceeds during 2001 from notes payable and the sale of restricted shares to a board member.

At March 31, 2002 the Company still had negative working capital of $908,600 however, that reflected an improvement of $3,042,800 from March 31, 2001 and an improvement of $121,100 from December 31, 2001. As described in Note 4 to the financial statements, the Company recently entered into an Asset Purchase Agreement with an unrelated third party pursuant to which the Company sold certain product lines, which has substantially improved the Company's liquidity and capital resources. The assets sold included inventories and goodwill associated with the Organic Ingredients business in fruits, vegetables, concentrates, purees and certain private label products sold to key retailers. Trade accounts receivable associated with the disposed product lines were not sold. The disposed product lines represented approximately 20% of the Company's net sales for the year ended December 31, 2001 and approximately 12% of its gross profit. The impact of the disposition on EBITDA going forward is expected to be immaterial. Further details on the disposition can be found in the Company's Current Report on Form 8-K filed with the SEC on May 9, 2002.

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

The Company does not utilize off-balance sheet financing arrangements. There were no transactions with special purpose entities that give the Company access to assets or additional financing or carry debt that is secured by the Company. There were no significant transactions with related parties during the three months ended March 31, 2002.

The Company's future results of operations and the other forward-looking statements contained in this report, in particular any statements concerning plant efficiencies, capital spending, research and development, competition, marketing, manufacturing operations and other information provided herein involve a number of risks and uncertainties. In addition to the factors discussed above, other factors that could cause actual results to differ materially are general business conditions and the general economy, competitors' pricing and marketing efforts, availability of third-party materials at reasonable prices, risk of nonpayment of accounts receivable, risk of inventory obsolescence due to shifts in market demand, timing of product introductions, and litigation involving product liability and consumer issues.

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

In April 2001 the EITF reached a consensus on Issue 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." This Issue addresses the recognition, measurement and income statement classification of consideration, other than that directly addressed by Issue 00-14, from a vendor to a retailer or wholesaler. Issue 00-25 will be effective for the Company's 2002 fiscal year. Both Issue 00-14 and 00-25 have been codified under Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products". The Company has implemented the guidance provided by Issue 01-09 effective January 1, 2002. There was no material impact on the Company's financial position or results of operations except that slotting fees are now accounted for as a reduction to net sales, and the prior year results have been restated to a comparable basis. Slotting fees for the three months ended March 31, 2002 and 2001 were $146,400 and $138,900, respectively.

In June 2001 the Financial Accounting Standards Board finalized Statements No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of certain intangible assets and goodwill based on the criteria in SFAS
141. The Company's financial position and results of operations have not been effected by the adoption of SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. The Company has implemented SFAS 142 and ceased the amortization of goodwill to expense effective January 1, 2002. Also as required by SFAS 142 the Company has reassessed the useful lives of its intangible assets other than goodwill during the first quarter of 2002. The Company has deemed the useful lives of its other intangible assets, which are trademarks, label development costs and a covenant not-to-compete, as appropriate.

In August 2001 Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS 144") was issued. SFAS 144 supersedes Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed of" ("SFAS 121") and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS 144 retains the fundamental provisions of SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while resolving significant implementation issues associated with SFAS 121. Among other things, SFAS 144 provides guidance on how long-lived assets used as part of a group should be evaluated for impairment, establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company's financial position and results of operations have not been effected by the adoption of SFAS 144.



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



Certain Company debt items are sensitive to changes in interest rates. The following table summarizes principal cash flows and related weighted average interest rates by expected maturity date for long-term debt excluding capital leases ($ thousands):



                                                                   Expected Maturity Date
                                     Outstanding                  (Years Ended December 31)
                                     March 31, 2002     2002       2003       2004       2005       2006       2007+
                                     --------------     ----       ----       ----       ----       ----       -----
Long Term Debt:
Fixed Rate                             $1,593.3        $436.5     $586.6     $259.6      $40.7       --        $269.9
  Avg. Int. Rate                           10.7%         11.0%      11.3%      11.3%      10.0%      --           8.6%
Variable Rate                            $583.7        $154.8     $206.4     $185.8      $36.7       --           --
  Avg. Int. Rate                            7.0%          6.5%       6.9%       7.8%       8.8%      --           --

Throughout the course of its fiscal year, the Company utilizes a variable interest rate line of credit at various borrowing levels. For the three months ended March 31, 2002 the average outstanding balance under the line of credit was approximately $5,431,000 with a weighted average interest rate of 6.9% per annum. The line of credit agreement calls for the interest rate to float at the prime rate plus 200 basis points. Effective April 1, 2002 the interest rate was reduced to float at the prime rate plus 100 basis points as a result of financial targets achieved by the Company for the year ended December 31, 2001.

In the ordinary course of its business the Company enters into commitments to purchase raw materials over a period of time, generally six months to one year, at contracted prices. At March 31, 2002 these future commitments were not at prices in excess of current market, nor in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.


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

Management believes the Company has meritorious defenses and that a loss is not probable on the patent infringement complaint at this time. Accordingly, no provision for loss has been recorded at March 31, 2002.

                                       13

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

During the three months ended March 31, 2002 the Company did not issue any shares of its common stock.

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


Date: May 10, 2002                           SPECTRUM ORGANIC PRODUCTS, INC.

                                             By:  /s/  Robert B. Fowles
                                             -----------------------------------
                                                       Robert B. Fowles
                                                       Duly Authorized Officer &
                                                       Chief Financial Officer