Form 10-Q
period 2002-06-30
SPECTRUM ORGANIC PRODUCTS INC
filed 2002-08-08
CIK 1034992

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.


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

                                 (707) 778-8900
                          -----------------------------
                          Registrant's telephone number

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

                                 Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 45,698,661 shares as of August 1, 2002. Transitional Small Business Disclosure
Format:
                                 Yes [ ] No |X|



PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                                  SPECTRUM ORGANIC PRODUCTS, INC.
                                          BALANCE SHEETS

                                              ASSETS
                                                                     (Unaudited)    December 31,
                                                                   June 30, 2002        2001
                                                                    ------------    ------------
Current Assets:
   Cash                                                             $      1,000    $      1,200
   Accounts receivable, net                                            3,510,400       3,427,900
   Inventories, net                                                    4,400,000       5,966,600
   Prepaid expenses and other current assets                             122,000          68,900
                                                                    ------------    ------------
     Total Current Assets                                              8,033,400       9,464,600

Property and Equipment, net                                            3,258,600       3,239,000

Other Assets:
   Goodwill, net                                                            --         1,470,200
   Other assets, net                                                     108,900         126,000
                                                                    ------------    ------------
Total Assets                                                        $ 11,400,900    $ 14,299,800
                                                                    ============    ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Bank overdraft                                                   $    477,000    $    546,400
   Line of credit                                                      2,269,900       4,598,800
   Accounts payable, trade                                             3,414,700       3,676,600
   Accrued expenses                                                      694,400         904,300
   Current maturities of notes payable, former stockholder               375,000         281,300
   Current maturities of notes payable and
     capitalized lease obligations                                       382,100         375,200
   Current maturities of notes payable, stockholders                     100,500         111,700
                                                                    ------------    ------------
     Total Current Liabilities                                         7,713,600      10,494,300

Notes payable, former stockholder, less current maturities               634,900         811,200
Notes payable and capitalized lease obligations, less
   current maturities                                                    470,500         671,300
Notes payable, stockholders, less current maturities                     173,400         225,500
                                                                    ------------    ------------
Total Liabilities                                                      8,992,400      12,202,300
                                                                    ------------    ------------

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, 5,000,000 shares authorized, no shares issued
     or outstanding                                                         --              --
   Common stock, without par value, 60,000,000 shares authorized,
     45,698,661 issued and outstanding at June 30, 2002 and
     December 31, 2001                                                 9,404,500       9,373,700
   Accumulated deficit                                                (6,996,000)     (7,276,200)
                                                                    ------------    ------------
Total Stockholders' Equity                                             2,408,500       2,097,500
                                                                    ------------    ------------
Total Liabilities and Stockholders' Equity                          $ 11,400,900    $ 14,299,800
                                                                    ============    ============


                            The accompanying notes are an integral part
                                    of the financial statements

                                               F-1



                                    SPECTRUM ORGANIC PRODUCTS, INC.
                                       STATEMENTS OF OPERATIONS



                                                (Unaudited)                    (Unaudited)
                                            Three Months Ended               Six Months Ended
                                          June 30,        June 30,        June 30,        June 30,
                                            2002            2001            2002            2001
                                        ------------    ------------    ------------    ------------
Net Sales                               $ 10,109,300    $ 10,496,100    $ 21,392,900    $ 20,569,200

Cost of Goods Sold                         7,752,400       7,527,000      16,086,900      14,959,100
                                        ------------    ------------    ------------    ------------
Gross Profit                               2,356,900       2,969,100       5,306,000       5,610,100
                                        ------------    ------------    ------------    ------------
Operating Expenses:

   Sales and Marketing                     1,585,300       1,473,000       3,200,000       2,998,500

   General and Administrative                759,400         825,400       1,581,900       1,620,500

   Amortization of Goodwill                     --           171,000            --           396,400
                                        ------------    ------------    ------------    ------------
Total Operating Expenses                   2,344,700       2,469,400       4,781,900       5,015,400
                                        ------------    ------------    ------------    ------------

Gain (Loss) on Sales of Product Lines
  (Note 2)                                    42,100      (4,976,400)         42,100      (4,976,400)
                                        ------------    ------------    ------------    ------------

Income (Loss) from Operations                 54,300      (4,476,700)        566,200      (4,381,700)
                                        ------------    ------------    ------------    ------------
Other Income (Expense):

   Interest Expense                         (129,300)       (245,100)       (296,600)       (526,400)
   Other                                      23,900          (4,500)         10,600          14,000
                                        ------------    ------------    ------------    ------------
Total Other Expenses                        (105,400)       (249,600)       (286,000)       (512,400)
                                        ------------    ------------    ------------    ------------
Income (Loss) Before Income Taxes            (51,100)     (4,726,300)        280,200      (4,894,100)

Provision for Income Tax Expense                --              --              --              --
                                        ------------    ------------    ------------    ------------
Net Income (Loss)                       $    (51,100)   $ (4,726,300)   $    280,200    $ (4,894,100)
                                        ============    ============    ============    ============

Basic and Fully Diluted Income (Loss)
  Per Share                             $      (0.00)   $      (0.10)   $       0.01    $      (0.11)
                                        ============    ============    ============    ============

Weighted Average Shares Outstanding       45,698,661      45,154,200      45,698,661      44,971,988
                                        ============    ============    ============    ============


                              The accompanying notes are an integral part
                                      of the financial statements

                                                 F-2



                                 SPECTRUM ORGANIC PRODUCTS, INC.
                                    STATEMENTS OF CASH FLOWS

                                                                            (Unaudited)
                                                                          Six Months Ended
                                                                     June 30,        June 30,
                                                                       2002            2001
                                                                   ------------    ------------
Net Income (Loss)                                                  $    280,200    $ (4,894,100)
  Adjustments to Reconcile Net Income (Loss) to Net Cash Used in
  Operating Activities:
         Provision for allowances against receivables                   162,800         (70,500)
         Provision for reserves for inventory obsolescence              (23,700)       (196,200)
         Depreciation and amortization                                  210,800         206,000
         Amortization of goodwill                                          --           396,400
         (Gain) Loss on sales of product lines                          (42,100)      4,976,400
         Loss on sale of fixed assets                                      --            10,900
         Imputed interest on notes payable                               11,100          24,000
         Imputed interest on stock warrants issued                       30,800          38,700
         Capitalized interest on construction in progress               (12,400)        (26,000)
         Restricted shares issued in lieu of director's fees               --            20,000

  Changes in Assets and Liabilities:
         Accounts receivable                                             92,200        (292,000)
         Inventories                                                    130,600          35,400
         Prepaid expenses and other assets                              (40,500)         28,300
         Accounts payable                                              (261,900)     (1,684,900)
         Accrued expenses                                              (209,900)        120,600
                                                                   ------------    ------------
Net Cash Provided By (Used In) Operating Activities                     328,000      (1,307,000)
                                                                   ------------    ------------
Cash Flows from Investing Activities:
  Purchase of property and equipment                                   (225,100)       (163,400)
  Proceeds from sale of assets                                             --             5,500
  Proceeds from sale of product lines and related inventories         2,770,000       2,696,000
  Transaction fees on sale of product lines                            (123,900)       (139,400)
                                                                   ------------    ------------
Net Cash Provided by Investing Activities                             2,421,000       2,398,700
                                                                   ------------    ------------
Cash Flows from Financing Activities:
  Increase (Decrease) in checks drawn against future deposits           (69,400)        382,200
  Proceeds from lines of credit                                      21,977,200      22,011,300
  Repayment of lines of credit                                      (24,306,100)    (23,095,900)
  Repayment of notes payable                                           (158,000)       (232,200)
  Repayment of notes payable, former stockholder                        (93,800)       (171,900)
  Repayment of notes payable to stockholders                            (63,300)        (50,500)
  Proceeds from notes payable                                              --            50,000
  Repayment of capitalized lease obligations                            (35,800)        (34,600)
  Restricted shares purchased by board member                              --            50,000
                                                                   ------------    ------------
Net Cash Used in Financing Activities                                (2,749,200)     (1,091,600)
                                                                   ------------    ------------
Net Increase (Decrease) In Cash                                            (200)            100

Cash, beginning of the year                                               1,200             900
                                                                   ------------    ------------
Cash, end of the period                                            $      1,000    $      1,000
                                                                   ============    ============

Supplemental Disclosure of Cash Flow Information:
  Cash paid for income taxes                                       $      1,600    $        800
  Cash paid for interest                                           $    267,100    $    477,500

Non-Cash Financing Activities:
   Conversion of notes payable to common stock                             --      $    157,500


                           The accompanying notes are an integral part
                                   of the financial statements

                                              F-3

SPECTRUM ORGANIC PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation:

     These are unaudited interim financial statements and include all adjustments (consisting of normal recurring accruals) which, in the opinion of Management, are necessary in order to make the financial statements not misleading. These financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include certain disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the statements should be read in conjunction with Spectrum Organic Products, Inc. financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     Certain reclassifications have been made to the June 30, 2001 unaudited interim financial statements to be consistent with the presentation at June 30, 2002. These reclassifications had no impact on net income or retained earnings. In accordance with EITF Issue 01-09, slotting fees of $156,400 and $167,800 for the six months ended June 30, 2002 and 2001, respectively, have been reclassified from marketing expense to net sales. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2002 or future periods.

2.   Sales of Product Lines:

     On April 25, 2002 the Company entered into an Asset Purchase Agreement with Acirca, Inc. pursuant to which the Company sold certain product lines from the Company's Aptos-based industrial ingredients business. The product lines sold included the Organic Ingredients ("OI") business in fruits, vegetables, concentrates and purees as well as certain private label product lines sold to key retailers. The Spectrum Ingredients(R) product lines consisting of culinary oils, vinegar and nutritional supplements were not part of the sale.

     The total consideration was $3,184,400 in cash, which included $1,420,400 for saleable inventory sold to Acirca, subject to post-closing adjustments. Also included in the total consideration received was $250,000 that was deposited into an escrow account to be applied towards indemnity claims of Acirca or, to the extent not utilized for any indemnity claims of Acirca, to be released to the Company in two equal installments on August 30, 2002 and December 31, 2002.

     On June 11, 2001 the Company sold its tomato-based consumer product lines to Acirca for $3,128,100 in cash which included $778,100 for saleable inventory and $350,000 that was deposited into an escrow account to be applied towards indemnity claims of Acirca. To the extent the escrowed funds were not utilized for any indemnity claims of Acirca, they were to be released to the Company in two equal installments at the six month and one year anniversaries of the sale. The first installment of $175,000 was received in full in December 2001. The final installment of $173,200 was received on July 17, 2002 and consisted of $175,000 plus interest earned on the escrowed funds less $6,700 paid to Acirca in full satisfaction of their indemnity claims.

     Since both product line sales comprised all of the remaining assets of both OI and OFPI, the remaining net goodwill associated with the reverse acquisition of both companies in October 1999 was written off as a result of the sales. Accordingly, the Company recorded the following gains and losses on the product line sales:

                                                   --Sales of Product Lines--
                                                   April 2002      June 2001
                                                   -----------    -----------

     Total cash consideration                      $ 3,184,400    $ 3,128,100
     Less escrowed funds included above               (250,000)      (350,000)
                                                   -----------    -----------
     Net cash proceeds from sales                  $ 2,934,400    $ 2,778,100

     Assets sold:
       Inventories                                  (1,420,400)      (778,100)
       Fixed assets, net of accumulated
         depreciation                                   (8,600)       (10,500)
       Goodwill, net of accumulated
         amortization                               (1,470,200)    (6,776,200)
       Other assets                                     (3,100)          --
     Transaction fees                                 (123,900)      (139,700)
     Reserve for remaining inventories not
         purchased                                     (39,300)       (50,000)
                                                   -----------    -----------
     Gain (loss) before collection of
         previously escrowed funds                 $  (131,100)   $(4,976,400)
     Collection of June 2001 escrowed funds            173,200           --
                                                   -----------    -----------
     Net Gain (Loss) on Sales of Product Lines     $    42,100    $(4,976,400)
                                                   ===========    ===========

     In both cases, the Company applied the cash proceeds received against the outstanding borrowing under its revolving line of credit.

     Included in accounts receivable at June 30, 2002 was $164,300 of the cash consideration for saleable OI inventories, which had not been received at the date of this report and $173,200 representing the final installment of the escrowed funds on the sale of OFPI, net of Acirca's indemnity claims, which was received on July 17, 2002. After accounting for the subsequent collection of the escrowed funds on the sale of the OFPI product lines, which were not recorded at the time of the sale due to their contingent nature, the final net loss on the sale of the OFPI product lines was $4,628,200.

     The transaction fees represented investment banking, legal and accounting fees associated with closing the sales. The reserve recorded for remaining inventories represented losses incurred or anticipated on inventories previously sold by the Company under the disposed product lines that were not purchased by Acirca.

3.   Industrial Accident:

     On April 25, 2002 a tragic industrial accident occurred at the Company's manufacturing facility located in Petaluma, California in which two employees died from asphyxiation during regular routine maintenance of empty oil tanks. An investigation has been completed by the State of California Division of Occupational Safety and Health ("CAL-OSHA") and the Petaluma Police Department. At the date of this filing, the Company had not yet received the report from CAL-OSHA on the investigation.

     Included in cost of goods sold for the three months ended June 30, 2002 was $254,100 in expenses directly attributable to the accident. Included in that amount was a reserve of $200,000 to cover anticipated citations and fines from CAL-OSHA, workers compensation appeals and attorneys fees. In addition, the Company incurred $54,100 in cash expenses associated with the accident for attorneys fees, safety consultants and assistance to the families of the deceased employees. There have been no civil or criminal actions filed against the Company at the time of this report.

4.   Inventories:

     Inventories consisted of the following:

                                                   June 30,       December 31,
                                                    2002              2001
                                                 -----------      -----------

     Finished goods                              $ 4,330,700      $ 5,633,000
     Raw materials                                   434,900          683,600
                                                 -----------      -----------
     Total Inventories                             4,765,600        6,316,600

     Less: Provision for obsolete inventory         (365,600)        (350,000)
                                                 -----------      -----------
     Net Inventories                             $ 4,400,000      $ 5,966,600
                                                 ===========      ===========


5.   Commitments and Contingencies:

     Litigation and Settlements
     --------------------------

     In October 2000 the Company was notified by counsel for GFA Brands, Inc. that nutritional claims pertaining to Spectrum Naturals Organic Margarine were infringing upon two patents issued in the United States that pertain to particular fat compositions suitable for human ingestion. The patent owner exclusively licensed each of these patents to GFA Brands. Management believes that the margarine does not infringe upon either patent, and further, that the patents are unenforceable. Management engaged legal counsel that specialize in this area and received an opinion letter in February 2001 confirming that, in the opinion of counsel, the manufacture or sale of Spectrum Naturals Organic Margarine does not infringe upon the GFA patents, either literally or under the doctrine of equivalents.

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

     GFA subsequently filed a motion to transfer venue to the U.S. District Court for New Jersey. The Company filed its opposition to that motion, however, the motion to transfer venue was granted in January 2002. A trial date had not been set as of the date of this report.

     Management believes the Company has meritorious defenses and that a loss is not probable on the patent infringement complaint at this time. Accordingly, no provision for loss has been recorded at June 30, 2002.

     Liquidity
     ---------

     The Company maintains a credit facility (the "Credit Agreement") with its primary lender, Wells Fargo Business Credit, consisting of term debt and a $9,000,000 revolving line of credit that is secured by substantially all assets of the Company and bears interest at prime plus 1% to 1.25% per annum. Advances under the revolving line of credit are limited to a borrowing base consisting of certain accounts receivable and inventory.

     At June 30, 2002 the Company had $2,036,400 in available borrowing capacity under its line of credit versus $955,800 at December 31, 2001. As disclosed in Note 2 to the financial statements, the Company recently completed the sale of certain assets to an unaffiliated third party which has significantly strengthened the Company from a liquidity and working capital standpoint. Moreover, Management believes that future cash flows from operations should provide adequate funds to meet the Company's estimated cash requirements for the foreseeable future.



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

Introduction:

Spectrum Organic Products, Inc. ("SPOP" or "the Company") competes in three areas: natural and organic foods under the Spectrum Naturals(R) brand, nutritional supplements under the Spectrum Essentials(R) brand, and industrial ingredients for use by other manufacturers. The vast majority of the Company's products are oil-based and the Company has positioned itself as the good fats Company. Within the natural and organic foods category, the Company's products include olive oils and other culinary oils, salad dressings, condiments and butter-substitutes such as Spectrum Organic Margarine(R) and Spectrum Spread(R). All of the Company's culinary products feature healthy fats, contain no trans fats and are offered in a variety of sizes and flavors in both organic and conventional offerings.

Within the nutritional supplement category, the Company's products include organic flax oils, borage oil, Norwegian fish oil and other essential fatty acids in both liquid and capsule forms. The Spectrum Essentials(R) products are cold-pressed, nutritionally rich sources of Omega-3 and Omega-6 essential fatty acids and are also offered in a variety of sizes and styles.

The Spectrum Ingredients(R) (formerly known as Spectrum Commodities, Inc.) sales force offers organic culinary oils, vinegar and nutritional oils to other manufacturers for use in their products. In addition, they bring incremental purchasing power to the Company resulting in higher margins for our consumer branded products.

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

On April 25, 2002 the Company sold the OI industrial ingredient business in fruits, vegetables, concentrates and purees to Acirca, Inc., an unrelated third party. Accordingly, results for the three and six month periods ended June 30, 2002 include the operating results associated with the OI disposed product lines until the date of sale.

On June 11, 2001 the Company sold the OFPI tomato-based product lines to Acirca. Accordingly, results for the three and six month periods ended June 30, 2001 include the operating results associated with the OFPI disposed product lines until the date of sale.

The two dispositions have significantly strengthened the Company from a liquidity and working capital standpoint. Additionally, the Company can now focus its resources on its core business in healthy fats, butter substitutes and essential fatty acid nutrition.



--------------------------------------------------------------------------------
Results of Operations for the Three Month Periods Ending June 30, 2002 and June
30, 2001
--------------------------------------------------------------------------------

Summary of Results:

Management believes that earnings before interest, taxes, depreciation, amortization, gains or losses on the sales of product lines and the industrial accident ("EBITDA as adjusted") is an important measure of the Company's operating performance. For the three months ended June 30, 2002 EBITDA as adjusted was $372,000 compared to $776,900 for the prior year, a decrease of $404,900 or 52%. The lower performance in 2002 is discussed below and was primarily attributable to decreased sales and gross profit and increased marketing spending, partially offset by lower general and administrative expenses.

Revenues:

SPOP's net sales for the three months ended June 30, 2002 were $10,109,300 compared to $10,496,100 for 2001, a decrease of $386,800 or 4%. The decrease in 2002 was entirely due to lost sales associated with the disposed product lines.
Comparable net sales (after the elimination of disposed or discontinued product lines from both periods) increased by 15%. Within the consumer branded culinary products, sales were significantly higher than prior year in packaged oils
(+15%) and packaged vinegar (+22%). Spectrum Ingredients sales were up significantly versus the prior year (+37%) driven by strong demand for industrial culinary oils and vinegar (both up 54%).

During the three months ended June 30, 2002 and 2001 net sales by product line were as follows:

                                                     2002               2001        % Change
                                                     ----               ----         -------
Spectrum Naturals(R)Culinary Products             $ 4,387,500        $ 3,995,400        +10%
Spectrum Essentials(R)Nutritional Supplements       2,012,500          1,955,500         +3%
Spectrum Ingredients(R)/Private Label Products      2,729,100          1,987,100        +37%
Disposed/Discontinued Product Lines                   980,200          2,558,100        -62%
                                                 ------------        -----------     -------
  Total Net Sales                                 $10,109,300        $10,496,100         -4%
                                                 ============        ===========     =======


Cost of Goods Sold:

The Company's cost of goods sold increased as a percent of net sales for the three-month period ended June 30, 2002 to 76.7% compared to 71.7% for the same period in 2001. The increase was primarily due to the effects of the industrial accident which included $254,100 of expenses directly attributable to the accident, plus the impact of unabsorbed overhead as a result of the plant shutdown following the accident. The directly attributable expenses of $254,100 included a reserve of $200,000 to cover anticipated citations and fines from CAL-OSHA, worker's compensation appeals and attorney's fees. The remaining
$54,100 represented cash expenditures during the second quarter for attorney's fees, safety consultants and assistance to the families of the deceased employees.

                                       7

Also contributing to the increase in cost of goods sold as a percent of net sales versus the prior year were lower bottling efficiencies with the new culinary oils packaging introduced during the first quarter.

Gross Profit:

Gross profit as a percent of net sales (gross margin) declined to 23.3% for the second quarter versus 28.3% for the prior year. The sharp reduction was primarily attributable to the effects of the industrial accident and the reduced bottling efficiencies associated with the new culinary oils packaging.

Sales and Marketing Expenses:

The Company's sales and marketing expenses for 2002 were $1,585,300 or 15.7% of net sales, versus $1,473,000 or 14.0% of net sales for 2001. The increase in spending of $112,300 in 2002 was primarily attributable to increased advertising expenses and consulting fees, partially offset by the elimination of eleven full time employees formerly associated with the OI business disposed of on April 25, 2002.

General and Administrative Expenses:

The Company's general and administrative expenses for 2002 were $759,400 or 7.5% of net sales, versus $825,400 or 7.9% of net sales for 2001. The decrease in spending of $66,000 was primarily attributable to lower professional fees, partially offset by increased legal fees and insurance premiums.

Amortization of Goodwill:

In accordance with SFAS 142, the Company ceased the amortization of goodwill effective January 1, 2002. All remaining unamortized goodwill at January 1, 2002 was written-off in connection with the sale of OI on April 25, 2002. Amortization expense for the prior year was $171,000 based on an estimated useful life of twelve years.

Gain or Loss on Sales of Product Lines:

Since both product line sales comprised all of the remaining assets of OI and OFPI, the remaining net goodwill associated with the reverse acquisition of both companies in October 1999 was written-off as a result of the sales. Accordingly, the Company recorded a net gain from the sales of product lines during the three months ended June 30, 2002 of $42,100 and a non-cash loss of $4,976,400 during the prior year on the sale of the OFPI product lines.

Interest Expense:

The Company's interest expense for 2002 was $129,300 versus $245,100 for 2001. The reduction of $115,800 or 47% was primarily attributable to significant reductions in the prime rate throughout CY 2001 and lower borrowing levels under the Company's line of credit as a result of the sale of the Organic Ingredients product lines on April 25, 2002.

Income Taxes:

No provision for income taxes was recorded for the quarter ended June 30, 2002 as the Company has federal and state net operating loss carryovers sufficient to offset any state or federal income taxes that would be due on the quarter's reported net income. Due to continued uncertainty regarding the Company's realization of deferred tax assets, the Company maintained a 100% reserve at June 30, 2002 against the net deferred tax assets.

Net Income (Loss):

The Company reported a net loss of $51,100 versus a net loss of $4,726,300 for the three-month periods ended June 30, 2002 and June 30, 2001, respectively. The improvement versus 2001 was primarily due to the non-cash loss during the prior year on the sale of product lines, the elimination of goodwill amortization effective January 1, 2002 and lower interest expenses, partially offset by reduced gross profit in 2002 and the expenses associated with the industrial accident.

--------------------------------------------------------------------------------
Results of Operations for the Six-Month Periods Ending June 30, 2002 and
June 30, 2001
--------------------------------------------------------------------------------

Summary of Results:

Management believes that earnings before interest, taxes, depreciation, amortization, gains or losses on the sales of product lines and the industrial accident ("EBITDA as adjusted") is an important measure of the Company's operating performance. For the six months ended June 30, 2002, EBITDA as adjusted was $989,000 compared to $1,197,100 for the prior year, a decrease of $208,100 or 17%. The lower performance in 2002 was primarily attributable to increased spending on marketing programs for the consumer branded product lines and lower gross profit, partially offset by reduced general and administrative expenses.

Revenues:

SPOP's net sales for the six months ended June 30, 2002 were $21,392,900 compared to $20,569,200 for 2001, an increase of $823,700 or 4%. The increase was attributable to healthy sales growth in all of the Company's product lines, partially offset by the lost sales associated with the disposed businesses.
Comparable net sales (after eliminating the sales of disposed or discontinued product lines from both periods) increased by 17%. The increase was driven by strong demand for Spectrum Ingredients(R) culinary oils (+62%), growth in Spectrum Naturals(R) packaged mayonnaise (+14%) and packaged vinegar (+26%) and growth in Spectrum Essentials(R) nutritional supplements (+17%).

During the six months ended June 30, 2002 and 2001, net sales by product line were as follows:

                                                       2002                2001          % Change
                                                       ----                ----          --------
Spectrum Naturals(R)Culinary Products              $  8,186,700        $  7,413,300         +10%
Spectrum Essentials(R)Nutritional Supplements         4,464,100           3,827,100         +17%
Spectrum Ingredients(R)/Private Label Products        5,080,200           3,881,200         +31%
Disposed/Discontinued Product Lines                   3,661,900           5,447,600         -33%
                                                   ------------        ------------        -----
  Total Net Sales                                  $ 21,392,900        $ 20,569,200          +4%
                                                   ============        ============        =====

                                                9

Cost of Goods Sold:

The Company's cost of goods sold increased as a percent of net sales for the six-month period ended June 30, 2002 to 75.2% compared to 72.7% for the same period in 2001. The increase was primarily due to the effects of the industrial accident that included $254,100 of expenses directly attributable to the accident, plus the impact of unabsorbed overhead as a result of the plant shutdown following the accident. The directly attributable expenses of $254,100 included a reserve of $200,000 to cover anticipated citations and fines from CAL-OSHA, worker's compensation appeals and attorney's fees. The remaining $54,100 represented cash expenditures during the second quarter for attorney's fees, safety consultants and assistance to the families of the deceased employees.

Also contributing to the increase in cost of goods sold as a percent of net sales versus the prior year were reduced bottling efficiencies with the new culinary oils packaging introduced during the first quarter.

Gross Profit:

Gross profit as a percent of net sales (gross margin) was 24.8% for 2002 versus 27.3% for the prior year. The sharp reduction was primarily due to the effects of the industrial accident and reduced bottling efficiencies associated with the new culinary oils packaging.

Sales and Marketing Expenses:

The Company's sales and marketing expenses for the six months ended June 30, 2002 were $3,200,000 or 15.0% of net sales, versus $2,998,500 or 14.6% of net sales for 2001. The increase in spending of $201,500 was primarily attributable to higher spending on advertising, sampling and consulting fees, partially offset by the elimination of eleven full time employees formerly associated with the OI business disposed of on April 25, 2002.

General and Administrative Expenses:

The Company's general and administrative expenses for the six months ended June 30, 2002 were $1,581,900 or 7.4% of net sales, versus $1,620,500 or 7.9% of net sales for 2001. The decrease in spending of $38,600 was primarily attributable to lower professional fees and utility costs, partially offset by higher insurance premiums and legal fees.

Amortization of Goodwill:

In accordance with SFAS 142, the Company ceased the amortization of goodwill effective January 1, 2002. All remaining unamortized goodwill at January 1, 2002 was written-off in connection with the sale of OI on April 25, 2002. Amortization expense for the prior year was $396,400 based on an estimated useful life of twelve years.

Gain or Loss on Sales of Product Lines:

Since both product line sales comprised all of the remaining assets of OI and OFPI, the remaining net goodwill associated with the reverse acquisition of both companies in October 1999 was written-off as a result of the sales. Accordingly, the Company recorded a net gain from the sales of product lines during the six months ended June 30, 2002 of $42,100 and a non-cash loss of $4,976,400 during the prior year on the sale of the OFPI product lines.

Interest Expense:

The Company's interest expense for the six months ended June 30, 2002 was $296,600 versus $526,400 for 2001. The reduction of $229,800 or 44% was primarily attributable to significant reductions in the prime rate during 2001 and lower borrowing levels under the line of credit as a result of the sale of the OI product lines on April 25, 2002.

Income Taxes:

No provision for income taxes was recorded for the six months ended June 30, 2002 as the Company has federal and state net operating loss carryovers sufficient to offset any state or federal income taxes that would be due on the first half year's reported net income. Due to continued uncertainty regarding the Company's realization of deferred tax assets, the Company maintained a 100% reserve at June 30, 2002 against the net deferred tax assets.

Net Income (Loss):

The Company reported net income of $280,200 for the six months ended June 30, 2002 versus a net loss of $4,894,100 for the prior year. The improvement in 2002 was primarily due to the non-cash loss during the prior year on the sale of product lines, the elimination of goodwill amortization effective January 1, 2002 and lower interest expense, partially offset by increased marketing spending in 2002 and the expenses associated with the industrial accident.

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

The Company could not operate its business without the Credit Agreement with WFBC or one similar to it. At June 30, 2002 the Company satisfied all financial covenants and other requirements under the Credit Agreement. WFBC will be setting new financial covenants for the remainder of 2002 and beyond in the near future, which will be based on the Company's current financial position and future projections. At June 30, 2002 the Company's financial performance was substantially in excess of the covenants under the Credit Agreement. Based on its prior experience with WFBC, Management believes the Company will continue to meet future financial covenants. Should the Company fail to meet future financial covenants (a "technical default"), WFBC would have certain rights, including the right to call all amounts due immediately. However, Management believes it would be unlikely for WFBC to exercise its right to terminate the Credit Agreement and call all amounts due in the event of a technical default by the Company.

At June 30, 2002 the Company had working capital of $319,800 which reflected an improvement of $1,349,500 from December 31, 2001. As described in Note 2 to the financial statements, the Company recently entered into an Asset Purchase Agreement with an unrelated third party pursuant to which the Company sold certain product lines, which has substantially improved the Company's liquidity and capital resources. The assets sold included inventories and goodwill associated with the Organic Ingredients business in fruits, vegetables, concentrates, purees and certain private label products sold to key retailers. Trade accounts receivable associated with the disposed product lines were not sold. The disposed product lines represented approximately 20% of the Company's net sales for the year ended December 31, 2001 and approximately 12% of its gross profit. The impact of the disposition on EBITDA for the year ended December 31, 2001 was immaterial. Further details on the disposition can be found in the Company's Current Report on Form 8-K filed with the SEC on May 9, 2002.

The Company's bank overdraft as of June 30, 2002 was $477,000 compared to $546,400 at December 31, 2001. During 2002 the Company generated $328,000 in cash from operating activities, compared to using $1,307,000 in cash during 2001. The improvement was primarily due to the sharp reduction in trade payables made during the prior year with the cash proceeds from the sale of the tomato-based product lines in June 2001. That sale enabled the Company to bring its vendors current for the first time since the merger.

Cash provided by investing activities during 2002 was $2,421,000 compared to $2,398,700 in 2001. There were no significant variances between years as both periods included cash proceeds from the sales of product lines of approximately $2,700,000.

Cash used in financing activities was $2,749,200 in 2002 versus $1,091,600 in 2001. The increase was primarily due to the sharp reduction in the outstanding borrowings under the Company's line of credit with the cash proceeds from the sale of the OI product lines in April 2002. The second product line sale enabled the Company to reduce its dependency on the line of credit for day-to-day operations. At June 30, 2002 the Company had $2,036,400 in available borrowing capacity under its line of credit versus $955,800 at December 31, 2001 primarily as a result of the proceeds from the sale of the OI product lines.

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

The Company does not utilize off-balance sheet financing arrangements. There were no transactions with special purpose entities that give the Company access to assets or additional financing or carry debt that is secured by the Company. There was one significant transaction with a related party during the second quarter. An investment banking fee of $75,500 was paid to Moore Consulting, a sole proprietorship operated by Phillip Moore, a non-executive director of the Company. Moore Consulting has provided merger, acquisition and divestiture services to the Company for several years. The fee paid represented 2.5% of the total transaction value and, in the opinion of Management, was fair, reasonable and consistent with terms the Company could have obtained from unaffiliated third parties.

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

In April 2001 the EITF reached a consensus on Issue 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." This Issue addresses the recognition, measurement and income statement classification of consideration, other than that directly addressed by Issue 00-14, from a vendor to a retailer or wholesaler. Issue 00-25 will be effective for the Company's 2002 fiscal year. Both Issue 00-14 and 00-25 have been codified under Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products". The Company has implemented the guidance provided by Issue 01-09 effective January 1, 2002. There was no material impact on the Company's financial position or results of operations except that slotting fees are now accounted for as a reduction to net sales, and the prior year results have been restated to a comparable basis. Slotting fees for the six months ended June 30, 2002 and 2001 were $156,400 and $167,800, respectively.

In June 2001 the Financial Accounting Standards Board finalized Statements No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of certain intangible assets and goodwill based on the criteria in SFAS
141. The Company's financial position and results of operations have not been affected by the adoption of SFAS 141.

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

In August 2001 Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS 144") was issued. SFAS 144 supersedes Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed of" ("SFAS 121") and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS 144 retains the fundamental provisions of SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while resolving significant implementation issues associated with SFAS 121. Among other things, SFAS 144 provides guidance on how long-lived assets used as part of a group should be evaluated for impairment, establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company's financial position and results of operations have not been affected by the adoption of SFAS 144.



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

Certain Company debt items are sensitive to changes in interest rates. The following table summarizes principal cash flows and related weighted average interest rates by expected maturity date for long-term debt excluding capital leases ($ thousands):




                                                                 Expected Maturity Date
                      Outstanding                               (Years Ended December 31)
                      June 30, 2002    2002        2003       2004       2005       2006        2007+
                      -------------    ----        ----       ----       ----       -----       -----
Long Term Debt:
Fixed Rate              $1,465.2     $  302.8     $586.6     $259.6      $40.7       --         $275.5
  Avg. Int. Rate            10.7%        11.2%      11.3%      11.3%      10.0%      --            8.6%
Variable Rate           $  532.1     $  103.2     $206.4     $185.8      $36.7       --             --
  Avg. Int. Rate             6.0%         6.3%       6.5%       7.0%       7.5%      --             --

Throughout the course of its fiscal year, the Company utilizes a variable interest rate line of credit at various borrowing levels. For the six months ended June 30, 2002 the average outstanding balance under the line of credit was $4,311,000 with a weighted average interest rate of 6.7% per annum. For the six months ended June 30, 2001 the average outstanding balance under the line of credit was $5,908,000 with a weighted average interest rate of 10.1%. The line of credit agreement calls for the interest rate to float at the prime rate plus
100 basis points.

In the ordinary course of its business the Company enters into commitments to purchase raw materials over a period of time, generally six months to one year, at contracted prices. At June 30, 2002 these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.


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

GFA subsequently filed a motion to transfer venue to the U.S. District Court for New Jersey. The Company filed its opposition to that motion, however, the motion to transfer venue was granted in January 2002.

                                       15

Management believes the Company has meritorious defenses and that a loss is not probable on the patent infringement complaint at this time. Accordingly, no provision for loss has been recorded at June 30, 2002. A trial date had not been set as of the date of this report.


Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

During the six months ended June 30, 2002 the Company did not issue any shares of its common stock.

The Company has not in the past nor does it intend to pay cash dividends on its common stock in the foreseeable future. The Company intends to retain earnings, if any, for use in the operation and expansion of its business.


Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.



Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None.



Item 5.  Other Information
--------------------------
None.



Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(a)      Exhibits:

         99.03 Certification of Chief Executive Officer
         99.04 Certification of Chief Financial Officer

(b)      Reports of Form 8-K:

         The Company filed a Current Report on Form 8-K on May 9, 2002 disclosing the sale of the Organic Ingredients product lines on April 25, 2002 and the accidental death of two employees during routine oil tank maintenance on the same day. Included were pro-forma financial statements which disclosed the changes necessary to the balance sheet at December 31, 2001 as if the transaction was consummated on that date, and to the statement of operations for the year ended December 31, 2001 as if the transaction had occurred on January 1, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 7, 2002                        SPECTRUM ORGANIC PRODUCTS, INC.

                                            By:  /s/  Robert B. Fowles
                                               -------------------------------
                                                      Robert B. Fowles
                                                      Duly Authorized Officer &
                                                      Chief Financial Officer