Form 10-Q
period 2002-09-30
SPECTRUM ORGANIC PRODUCTS INC
filed 2002-11-06
CIK 1034992

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ________________


                          Commission File No. 333-22997

                         SPECTRUM ORGANIC PRODUCTS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its Charter)

        California                                             94-3076294
  ----------------------                                   --------------------
 (State of Incorporation)                                 (I.R.S. Employer
                                                          Identification Number)

                               133 Copeland Street
                           Petaluma, California 94952
                     --------------------------------------
                    (Address of principal executive offices)

                                 (707) 778-8900
                          -----------------------------
                         (Registrant's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 45,698,661 shares as of November 1, 2002.

Transitional Small Business Disclosure Format: Yes [ ]  No [X]



PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                                    SPECTRUM ORGANIC PRODUCTS, INC.
                                             BALANCE SHEETS


                                              ASSETS

                                                                     (Unaudited)
                                                                    September 30,   December 31,
                                                                        2002            2001
                                                                    ------------    ------------
Current Assets:
   Cash                                                             $      1,000    $      1,200
   Accounts receivable, net                                            3,407,100       3,427,900
   Inventories, net                                                    4,462,400       5,966,600
   Prepaid expenses and other current assets                             106,600          68,900
                                                                    ------------    ------------
     Total Current Assets                                              7,977,100       9,464,600

Property and Equipment, net                                            3,313,100       3,239,000

Other Assets:
   Goodwill, net                                                            --         1,470,200
   Other assets, net                                                     105,700         126,000
                                                                    ------------    ------------
Total Assets                                                        $ 11,395,900    $ 14,299,800
                                                                    ============    ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Bank overdraft                                                   $    437,700    $    546,400
   Line of credit                                                      1,525,000       4,598,800
   Accounts payable, trade                                             3,701,100       3,676,600
   Accrued expenses                                                      816,400         904,300
   Current maturities of notes payable, former stockholder               375,000         281,300
   Current maturities of notes payable and
     capitalized lease obligations                                       380,200         375,200
   Current maturities of notes payable, stockholders                      89,800         111,700
                                                                    ------------    ------------
     Total Current Liabilities                                         7,325,200      10,494,300

Notes payable, former stockholder, less current maturities               546,800         811,200
Notes payable and capitalized lease obligations, less
   current maturities                                                    375,500         671,300
Notes payable, stockholders, less current maturities                     151,200         225,500
                                                                    ------------    ------------
Total Liabilities                                                      8,398,700      12,202,300
                                                                    ------------    ------------

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, 5,000,000 shares authorized, no shares issued
     or outstanding                                                         --              --
   Common stock, without par value, 60,000,000 shares authorized,
     45,698,661 issued and outstanding at September 30, 2002 and
     December 31, 2001                                                 9,418,400       9,373,700
   Accumulated deficit                                                (6,421,200)     (7,276,200)
                                                                    ------------    ------------
Total Stockholders' Equity                                             2,997,200       2,097,500
                                                                    ------------    ------------
Total Liabilities and Stockholders' Equity                          $ 11,395,900    $ 14,299,800
                                                                    ============    ============


                            The accompanying notes are an integral part
                                    of the financial statements

                                                2



                                        SPECTRUM ORGANIC PRODUCTS, INC.
                                           STATEMENTS OF OPERATIONS




                                                          (Unaudited)                     (Unaudited)
                                                      Three Months Ended               Nine Months Ended
                                                 September 30,   September 30,   September 30,   September 30,
                                                     2002            2001            2002            2001
                                                 ------------    ------------    ------------    ------------
Net Sales                                        $  9,726,400    $ 10,388,100    $ 31,119,300    $ 30,957,300

Cost of Goods Sold                                  6,972,100       7,670,600      23,059,000      22,629,700
                                                 ------------    ------------    ------------    ------------
Gross Profit                                        2,754,300       2,717,500       8,060,300       8,327,600
                                                 ------------    ------------    ------------    ------------
Operating Expenses:

   Sales and Marketing                              1,445,500       1,464,000       4,645,500       4,462,500

   General and Administrative                         735,100         817,400       2,317,000       2,437,900

   Amortization of Goodwill                              --            62,200            --           458,600
                                                 ------------    ------------    ------------    ------------
Total Operating Expenses                            2,180,600       2,343,600       6,962,500       7,359,000
                                                 ------------    ------------    ------------    ------------

Gain (Loss) on Sales of Product Lines
  (Note 2)                                             97,700            --           139,800      (4,976,400)
                                                 ------------    ------------    ------------    ------------

Income (Loss) from Operations                         671,400         373,900       1,237,600      (4,007,800)
                                                 ------------    ------------    ------------    ------------
Other Income (Expense):

   Interest Expense                                   (94,400)       (179,500)       (391,000)       (705,900)
   Other                                               10,500           1,500          21,100          15,500
                                                 ------------    ------------    ------------    ------------
Total Other Expenses                                  (83,900)       (178,000)       (369,900)       (690,400)
                                                 ------------    ------------    ------------    ------------

Income (Loss) Before Income Taxes                     587,500         195,900         867,700      (4,698,200)

Provision for Income Tax Expense                       12,700            --            12,700            --
                                                 ------------    ------------    ------------    ------------
Net Income (Loss)                                $    574,800    $    195,900    $    855,000    $ (4,698,200)
                                                 ============    ============    ============    ============

Basic and Fully Diluted Income (Loss)
   Per Share                                     $       0.01    $       0.00    $       0.02    $      (0.10)
                                                 ============    ============    ============    ============

Weighted Average Shares Outstanding                45,698,661      45,560,354      45,698,661      45,170,889
                                                 ============    ============    ============    ============


                                  The accompanying notes are an integral part
                                          of the financial statements

                                                      3



                                  SPECTRUM ORGANIC PRODUCTS, INC.
                                     STATEMENTS OF CASH FLOWS



                                                                            (Unaudited)
                                                                          Nine Months Ended
                                                                    September 30,   September 30,
                                                                        2002            2001
                                                                    ------------    ------------
Net Income (Loss)                                                   $    855,000    $ (4,698,200)
  Adjustments to Reconcile Net Income (Loss) to Net Cash Provided
    by (Used in) Operating Activities:
         Provision for allowances against receivables                    135,500         (54,300)
         Provision for reserves for inventory obsolescence                (7,700)       (196,200)
         Depreciation and amortization                                   319,600         309,800
         Amortization of goodwill                                           --           458,600
         (Gain) Loss on sales of product lines                          (139,800)      4,976,400
         Loss on sale of fixed assets                                       --            63,300
         Imputed interest on notes payable                                16,800          27,000
         Imputed interest on stock warrants issued                        44,700          52,700
         Capitalized interest on construction in progress                (20,000)        (39,400)
         Increase in cash surrender value of life insurance                 --            (6,700)
         Restricted shares issued in lieu of director's fees                --            20,000

  Changes in Assets and Liabilities:
         Accounts receivable                                              32,200      (1,978,100)
         Inventories                                                      52,200        (345,700)
         Prepaid expenses and other assets                               (21,300)         18,800
         Bank overdraft                                                 (108,700)        109,900
         Accounts payable                                                 23,500      (1,250,000)
         Accrued expenses                                                (86,900)        256,400
                                                                    ------------    ------------
Net Cash Provided By (Used In) Operating Activities                    1,095,100      (2,275,700)
                                                                    ------------    ------------
Cash Flows from Investing Activities:
  Purchase of property and equipment                                    (378,100)       (304,800)
  Proceeds from sale of assets                                              --             5,500
  Proceeds from sale of product lines and related inventories          3,068,300       2,778,100
  Transaction fees on sale of product lines                             (137,200)       (139,700)
                                                                    ------------    ------------
Net Cash Provided by Investing Activities                              2,553,000       2,339,100
                                                                    ------------    ------------
Cash Flows from Financing Activities:
  Proceeds from line of credit                                        32,838,000      31,879,000
  Repayment of line of credit                                        (35,911,800)    (31,419,800)
  Repayment of notes payable                                            (238,100)       (242,800)
  Repayment of notes payable, former stockholder                        (187,500)       (218,700)
  Repayment of notes payable to stockholders                             (96,300)       (130,200)
  Proceeds from notes payable                                               --            50,000
  Repayment of capitalized lease obligations                             (52,600)        (30,700)
  Restricted shares purchased by board member                               --            50,000
                                                                    ------------    ------------
Net Cash Used in Financing Activities                                 (3,648,300)        (63,200)
                                                                    ------------    ------------
Net Increase (Decrease) In Cash                                             (200)            200

Cash, beginning of the year                                                1,200             900
                                                                    ------------    ------------
Cash, end of the period                                             $      1,000    $      1,100
                                                                    ============    ============

Supplemental Disclosure of Cash Flow Information:
  Cash paid for income taxes                                        $     12,700    $        800
  Cash paid for interest                                            $    341,400    $    666,000

Non-Cash Financing Activities:
   Conversion of notes payable to common stock                              --      $    164,000


                            The accompanying notes are an integral part
                                    of the financial statements

                                                4

SPECTRUM ORGANIC PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation:

     These are unaudited interim financial statements and include all adjustments (consisting of normal recurring accruals) which, in the opinion of Management, are necessary in order to make the financial statements not misleading. These financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include certain disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the statements should be read in conjunction with Spectrum Organic Products, Inc. financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2002 or future periods.

     Certain reclassifications have been made to the September 30, 2001 unaudited interim financial statements to be consistent with the presentation at September 30, 2002. These reclassifications had no impact on net income or retained earnings. In accordance with Emerging Issues Task Force Issue 01-09, slotting fees of $281,000 and $264,300 for the nine months ended September 30, 2002 and 2001, respectively, have been captured within net sales instead of marketing expense.

2.   Sales of Product Lines:

     On April 25, 2002 the Company entered into an Asset Purchase Agreement with Acirca, Inc. pursuant to which the Company sold certain product lines from the Company's Aptos-based industrial ingredients business. The product lines sold included the Organic Ingredients ("OI") business in fruits, vegetables, concentrates and purees as well as certain key retailer private label product lines. The Spectrum Ingredients product lines consisting of culinary oils, vinegar and nutritional supplements were not part of the sale.

     The total consideration was $3,167,000 in cash, which included $1,417,000 for saleable inventory sold to Acirca. Also included in the total consideration received was $250,000 that was deposited into an escrow account to be applied towards indemnity claims of Acirca or, to the extent not utilized for any indemnity claims of Acirca, to be released to the Company in two equal installments on August 30, 2002 and December 31, 2002. The first installment of $125,000 was received in full on September 3, 2002.

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

     Since both product line sales comprised all of the remaining assets of both OI and OFPI, the remaining net goodwill associated with the reverse acquisition of both companies in October 1999 was written off as a result of the sales. Accordingly, the Company recorded the following gains and losses on the product line sales for the nine months ended September 30, 2002 and 2001:



                                                                  --Sales of Product Lines--
                                                                      2002           2001
                                                                  -----------    -----------

     Total consideration                                          $ 3,167,000    $ 3,128,100
     Less escrowed funds included above                              (250,000)      (350,000)
                                                                  -----------    -----------
     Net cash proceeds from sales                                   2,917,000      2,778,100

     Assets sold:
       Inventories                                                 (1,417,000)      (778,100)
       Fixed assets, net of accumulated
         depreciation                                                  (8,600)       (10,500)
       Goodwill, net of accumulated
         amortization                                              (1,470,200)    (6,776,200)
       Other assets                                                    (3,100)          --
     Transaction fees                                                (137,200)      (139,700)
     Reserve for remaining inventories not
         purchased                                                    (39,300)       (50,000)
                                                                  -----------    -----------
     Gain (loss) before collection of
         previously escrowed funds                                   (158,400)    (4,976,400)
     Collection of escrowed funds                                     298,200           --
                                                                  -----------    -----------
     Net Gain (Loss) on Sales of Product Lines                    $   139,800    $(4,976,400)
                                                                  ===========    ===========

     In both cases, the Company applied the cash proceeds received against the outstanding borrowing under its revolving line of credit.

     Included in accounts receivable at September 30, 2002 was $146,900 of the cash consideration for saleable OI inventories, which was received on October 11, 2002. After accounting for the subsequent collection of the escrowed funds and related interest on the 2001 sale of the OFPI product lines, which were not recorded at the time of the sale due to their contingent nature, the final net loss on the sale of the OFPI product lines was $4,628,200.

     The transaction fees represented investment banking, legal and accounting fees associated with closing the sales. The investment banking fees were paid to Moore Consulting, a sole proprietorship owned by Phillip L. Moore, a non-executive director of the Company. The fees were 2.5% of the total consideration on both sales. The reserve recorded for remaining inventories represented losses incurred or anticipated on inventories previously sold by the Company under the disposed product lines that were not purchased by Acirca.

3.   Industrial Accident:

     On April 25, 2002 a tragic industrial accident occurred at the Company's manufacturing facility located in Petaluma, California in which two employees died from asphyxiation during regular routine maintenance of empty oil tanks. An investigation has been completed by the State of

                                       6

     California Division of Occupational Safety and Health ("CAL-OSHA") and the Petaluma Police Department. On October 18, 2002 Management met with CAL-OSHA and received their report and notice of proposed penalties. There were nine citations for safety violations with total proposed penalties of $137,900. There were no willful citations and the CAL-OSHA report acknowledged that all the safety violations have been 100% abated by the Company. Management will be conferring with legal counsel to discuss the next steps. There is both an informal appeals process available with CAL-OSHA and a formal appeals process before an administrative law judge which could result in reductions to the citations and proposed penalties.

     Included in cost of goods sold for the nine months ended September 30, 2002 was $254,100 in expenses directly attributable to the accident. Included in that amount was a reserve of $177,300 to cover anticipated citations and fines from CAL-OSHA, workers compensation appeals and attorneys fees. In addition, the Company incurred $76,800 in cash expenses associated with the accident for attorneys fees, safety consultants and assistance to the families of the deceased employees. There have been no criminal actions filed against the Company at the time of this report.

4.   Inventories:

     Inventories consisted of the following:

                                                September 30,      December 31,
                                                    2002               2001
                                                ------------       ------------

     Finished goods                              $ 4,311,100        $ 5,633,000
     Raw materials                                   532,900            683,600
                                                ------------       ------------
     Total Inventories                             4,844,000          6,316,600

     Less: Provision for obsolete inventory         (381,600)          (350,000)
                                                ------------       ------------
     Net Inventories                             $ 4,462,400        $ 5,966,600
                                                ============       ============

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

     GFA subsequently filed a motion to transfer venue to the U.S. District Court for New Jersey. The Company filed its opposition to that motion, however, the motion to transfer venue was granted in January 2002. The case is currently in the discovery phase. A trial date had not been set as of the date of this report. The Company has not established a provision for future attorney's fees at September 30, 2002 since Management does not believe it can be reasonably estimated.

     Management believes the Company has meritorious defenses and that a loss is not probable on the patent infringement complaint at this time. Accordingly, no provision for loss has been recorded at September 30, 2002.

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

     At September 30, 2002 the Company had $2,872,200 in available borrowing capacity under its line of credit versus $955,800 at December 31, 2001. As disclosed in Note 2 to the financial statements, the Company recently completed the sale of certain assets to an unaffiliated party which has significantly strengthened the Company from a liquidity and working capital standpoint. Moreover, Management believes that future cash flows from operations should provide adequate funds to meet the Company's estimated cash requirements for the foreseeable future.


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

Introduction:

Spectrum Organic Products, Inc. ("SPOP" or "the Company") competes in three product categories: natural and organic foods under the Spectrum Naturals(R) brand, nutritional supplements under the Spectrum Essentials(R) brand, and industrial ingredients sold by the Spectrum Ingredients sales force for use by other manufacturers. The vast majority of the Company's products are oil-based and the Company has positioned itself as the good fats Company.

Within the Spectrum Naturals(R) brand, the Company's products include olive oils and other culinary oils, salad dressings, condiments and butter-substitutes such as Spectrum Organic Margarine(R) and Spectrum Spread(R). All of the Company's culinary products feature healthy fats, contain no trans fats and are offered in a variety of sizes and flavors in both organic and conventional offerings.

Within the Spectrum Essentials(R) brand, the Company's products include organic flax oils, borage oil, Norwegian fish oil and other essential fatty acids in both liquid and capsule forms. The Spectrum Essentials(R) products are cold-pressed, nutritionally rich sources of Omega-3 and Omega-6 essential fatty acids and are also offered in a variety of sizes and styles.

The Spectrum Ingredients (formerly known as Spectrum Commodities, Inc.) sales force offers organic culinary oils, vinegar and nutritional oils to other manufacturers for use in their products. In addition, they bring incremental purchasing power to the Company resulting in higher margins for the consumer branded products.

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

On April 25, 2002 the Company sold the OI industrial ingredient business in fruits, vegetables, concentrates and purees to Acirca, Inc., an unrelated third party. Accordingly, results for the nine months ended September 30, 2002 include the operating results associated with the OI disposed product lines until the date of sale.

On June 11, 2001 the Company sold the OFPI tomato-based product lines to Acirca. Accordingly, results for the nine months ended September 30, 2001 include the operating results associated with the OFPI disposed product lines until the date of sale.

The two dispositions have significantly strengthened the Company from a liquidity and working capital standpoint. The Company now plans to focus its resources on its core business in healthy fats, butter substitutes and essential fatty acid nutrition.

Critical Accounting Policies and Estimates:

The following discussion and analysis of the Company's financial condition and results of operations is based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for the carrying values of assets and liabilities that are not readily apparent from other sources. On an on-going basis, the Company re-evaluates all of its estimates, including those related to accounts receivable allowances, inventory reserves and the deferred tax asset valuation allowance. Actual results may differ materially from these estimates under different assumptions or conditions and as additional information becomes available in future periods.

The Company believes the following are the more significant judgments and estimates used in the preparation of its financial statements:

Accounts Receivable Allowances - The Company provides allowances against accounts receivable for estimated bad debts, returns and deductions by customers for trade promotions and programs. These allowances are based upon the Company's historical experience with bad debt write-offs and customer deductions, customer creditworthiness, payment trends and general economic conditions. Allowances for bad debts and customer deductions were $610,500 at September 30, 2002 on gross trade accounts receivable of $3,838,700. While this estimate is one of the more significant estimates the Company makes in the preparation of its financial statements, Management does not consider it to be highly uncertain.

Inventory Reserves - The Company provides reserves for obsolete, excess and slow-moving inventories in order to properly value its inventory at the lower of cost or market. The reserve estimates are based upon historical inventory usage, spoilage, current market conditions, and anticipated future demand. Reserves for obsolete inventories were $381,600 at September 30, 2002 on total inventories of $4,844,000. While this estimate is one of the more significant estimates the Company makes in the preparation of its financial statements, Management does not consider it to be highly uncertain.

Deferred Tax Asset Valuation Allowance - As of December 31, 2001 the Company had net deferred tax assets of $2,865,100 primarily resulting from net operating loss carryforwards ("NOLS"). At December 31, 2001 the NOLS consisted of $7,300,000 of Federal NOLS that expire at various times through 2020, and $2,800,000 of state NOLS that expire at various times through 2010. The majority of the NOLS originated from the pre-merger operations of OFPI. As a result of

OFPI's acquisition by SNI, OFPI experienced an ownership change in excess of 50% for federal and state income tax purposes. Therefore, an annual limitation is placed by the taxing authorities on the Company's right to realize the benefit of the pre-merger NOLS. Management is unable to determine whether it is more likely than not that the net deferred tax assets will be realized. Accordingly, Management maintains a 100% valuation allowance against the net deferred tax assets for all periods presented in the financial statements. This valuation allowance is highly uncertain because its value depends upon the future taxable income of the Company.

Industrial Accident Reserve - During the second quarter the Company established a reserve of $200,000 to cover anticipated future expenses associated with an industrial accident that occurred on April 25, 2002 (see Note 3). The reserve was established to cover anticipated citations and fines from CAL-OSHA, applications to the Workers Compensation Appeals Board of the State of California for serious and willful misconduct penalties to be levied against the Company, and attorney fees. As of September 30, 2002 there was $177,300 remaining in the industrial accident reserve. This reserve is highly uncertain because the CAL-OSHA proposed fines of $137,900 are subject to appeal and the applications for serious and willful misconduct penalties, if litigated, are an all-or-nothing proposition under which the Company will either be liable for $125,000 in total or nothing. Furthermore, the reserve does not cover potential criminal penalties against the Company which the Sonoma County District Attorney's office can levy for up to three years following the accident. There have been no criminal actions filed against the Company as of the date of this report.


--------------------------------------------------------------------------------
Results of Operations for the Three Month Periods Ending September 30, 2002 and September 30, 2001
--------------------------------------------------------------------------------

Summary of Results:

Management believes that earnings before interest, taxes, depreciation, amortization and gains or losses on asset disposals ("EBITDA as adjusted") is an important measure of the Company's operating performance. For the three months ended September 30, 2002 EBITDA as adjusted was $682,500 compared to $540,100 for the prior year, an increase of $142,400 or 26%. The improved performance in 2002 is discussed below and was primarily attributable to increased gross profit and lower general and administrative expenses.

Revenues:

SPOP's net sales for the three months ended September 30, 2002 were $9,726,400 compared to $10,388,100 for 2001, a decrease of $661,700 or 6%. The decrease in 2002 was entirely due to lost sales associated with the disposed product lines. Comparable net sales (after the elimination of disposed or discontinued product lines from both periods) increased by 25%.



During the three months ended September 30, 2002 and 2001 net sales by product line were as follows:

                                                    2002          2001       % Change
                                                    ----          ----       --------

Spectrum Naturals(R)Culinary Products           $ 4,753,500   $ 4,014,100      +18%
Spectrum Essentials(R)Nutritional Supplements     2,627,800     1,753,800      +50%
Spectrum Ingredients/Private Label Products       2,223,500     1,901,500      +17%
                                                -----------   -----------      ----
Comparable Net Sales                              9,604,800     7,669,400      +25%
Disposed/Discontinued Product Lines                 121,600     2,718,700      -96%
                                                -----------   -----------      ----
  Total Net Sales                               $ 9,726,400   $10,388,100       -6%
                                                ===========   ===========      ====

Within the Spectrum Naturals(R) brand, net sales increased substantially versus the prior year in culinary oils (+33%), vinegar (+25%) and salad dressings
(+46%). The increase in net sales for the Spectrum Essentials(R) brand was driven by increased demand for flax oil as consumers become more aware of the importance of essential fatty acids to overall health. Spectrum Ingredients net sales were driven by strong demand for industrial culinary oils (+42%).

Cost of Goods Sold:

The Company's cost of goods sold decreased as a percent of net sales for the three-month period ended September 30, 2002 to 71.7% compared to 73.8% for the same period in 2001. The improvement was primarily attributable to an improved sales mix which featured 96% lower sales in the low margin OI and OFPI disposed product lines partially offset by unabsorbed manufacturing overheads as a result of flax seed shortages during the third quarter, which prevented the Company from operating its SpectraVac(R) manufacturing system at full capacity as well as glass shortages due to the West Coast port shutdown which hampered the Company's ability to operate the oil bottling line at full capacity.

Gross Profit:

Gross profit as a percent of net sales (gross margin) increased to 28.3% for the third quarter versus 26.2% for the prior year third quarter. The improvement was primarily attributable to an improved sales mix which featured greater sales of the Company's consumer branded products and lower sales of the low-margin disposed product lines, partially offset by unabsorbed manufacturing overheads.

Sales and Marketing Expenses:

The Company's sales and marketing expenses for 2002 were $1,445,500 or 14.9% of net sales, versus $1,464,000 or 14.1% of net sales for 2001. The decrease in spending of $18,500 in 2002 was primarily attributable to the elimination of eleven full time employees formerly associated with the OI business disposed of on April 25, 2002 partially offset by increased advertising expenses, broker commissions, sampling expenses, label development costs and trade show expenses.

General and Administrative Expenses:

The Company's general and administrative expenses for 2002 were $735,100 or 7.6% of net sales, versus $817,400 or 7.9% of net sales for 2001. The decrease in spending of $82,300 was primarily attributable to lower professional fees, legal fees, and the elimination of two positions as a result of the sale of OI on April 25, 2002.

                                       12

Amortization of Goodwill:

In accordance with Statement of Financial Accounting Standard No. 142, the Company ceased the amortization of goodwill effective January 1, 2002. All remaining unamortized goodwill at January 1, 2002 was written-off in connection with the sale of OI on April 25, 2002. Amortization expense for the prior year was $62,200 based on an estimated useful life of twelve years.

Gain or Loss on Sales of Product Lines:

The Company recorded a net gain from the sales of product lines during the three months ended September 30, 2002 of $97,700 which consisted of $125,000 in previously escrowed funds received on the sale of OI, the final post-closing adjustment on OI inventories sold of $20,800 and additional transaction fees of $6,500.

Interest Expense:

The Company's interest expense for 2002 was $94,400 versus $179,500 for 2001. The reduction of $85,100 or 47% was primarily attributable to lower borrowing levels under the Company's line of credit as a result of the sale of the Organic Ingredients product lines on April 25, 2002 and significant reductions in the prime rate throughout CY 2001.

Income Taxes:

During the third quarter the Company recorded a provision for income taxes of $12,700 which represented final CY 2001 income taxes paid to the State of California of $7,200 plus estimated state income taxes due for CY 2002 of $5,500. The Company has federal and state net operating loss carryovers sufficient to offset all federal income taxes due on the quarter's reported net income and all but alternative minimum income taxes due to the State of California. Due to continued uncertainty regarding the Company's realization of deferred tax assets, the Company maintained a 100% reserve at September 30, 2002 against the net deferred tax assets.

Net Income:

The Company reported net income of $574,800 versus $195,900 for the three-month periods ended September 30, 2002 and September 30, 2001, respectively. The improvement versus 2001 was primarily due to the gain on the sales of product lines, the elimination of goodwill amortization effective January 1, 2002, lower interest expense and reduced general and administrative expenses.


--------------------------------------------------------------------------------
Results of Operations for the Nine-Month Periods Ending September 30, 2002 and September 30, 2001
--------------------------------------------------------------------------------

Summary of Results:

Management believes that earnings before interest, taxes, depreciation, amortization, gains or losses on the sales of product lines and the industrial accident ("EBITDA as adjusted") is an important measure of the Company's operating performance. For the nine months ended September 30, 2002, EBITDA as adjusted was $1,671,500 compared to $1,737,000 for the prior year, a decrease of $65,500 or 4%. The lower performance in 2002 was primarily attributable to increased spending on marketing programs for the consumer branded product lines, partially offset by reduced general and administrative expenses.

Revenues:

SPOP's net sales for the nine months ended September 30, 2002 were $31,119,300 compared to $30,957,300 for 2001, an increase of $162,000. The increase was attributable to healthy sales growth in all of the Company's product lines, partially offset by the lost sales associated with the disposed product lines.
Comparable net sales (after eliminating the sales of disposed or discontinued product lines from both periods) increased by 20%.

During the nine months ended September 30, 2002 and 2001, net sales by product line were as follows:

                                                   2002          2001        % Change
                                                   ----          ----        --------
Spectrum Naturals(R)Culinary Products           $13,507,800   $11,929,800      +13%
Spectrum Essentials(R)Nutritional Supplements     7,454,700     5,743,600      +30%
Spectrum Ingredients/Private Label Products       7,056,500     5,658,000      +25%
                                                -----------   -----------      ----
Comparable Net Sales                             28,019,000    23,331,400      +20%
Disposed/Discontinued Product Lines               3,100,300     7,625,900      -59%
                                                -----------   -----------      ----
  Total Net Sales                               $31,119,300   $30,957,300       +1%
                                                ===========   ===========      ====

Within the Spectrum Naturals(R) brand, net sales increased substantially versus the prior year in culinary oils (+17%), mayonnaise (+14%) and vinegar (+26%).
The Spectrum Essentials(R) brand net sales increased by 30%, driven by increased demand for flax oil as consumer awareness of the importance of essential fatty acids to overall health continues to rise. The Spectrum Ingredients net sales growth was driven by strong demand for industrial culinary oils (+55%).

Cost of Goods Sold:

The Company's cost of goods sold increased as a percent of net sales for the nine-month period ended September 30, 2002 to 74.1% compared to 73.1% for the same period in 2001. The increase was primarily due to the effects of the April
2002 industrial accident which included $254,100 of expenses directly attributable to the accident, plus the impact of unabsorbed overhead as a result of the plant shutdown following the accident. The directly attributable expenses of $254,100 included a reserve of $177,300 to cover anticipated citations and fines from CAL-OSHA, worker's compensation appeals and attorney's fees. The remaining $76,800 represented cash expenditures for attorney's fees, safety consultants and assistance to the families of the deceased employees.

Also contributing to the increase in cost of goods sold as a percent of net sales versus the prior year were reduced bottling efficiencies with the new culinary oils packaging introduced during the first quarter.

                                       14

Gross Profit:

Gross profit as a percent of net sales (gross margin) was 25.9% for 2002 versus 26.9% for the prior year. The reduction was primarily due to the effects of the industrial accident and reduced bottling efficiencies associated with the new culinary oils packaging.

Sales and Marketing Expenses:

The Company's sales and marketing expenses for the nine months ended September 30, 2002 were $4,645,500 or 14.9% of net sales, versus $4,462,500 or 14.4% of net sales for 2001. The increase in spending of $183,000 was primarily attributable to higher spending on advertising, broker commissions, sampling and public relations, partially offset by the elimination of eleven full time employees formerly associated with the OI business disposed of on April 25, 2002.

General and Administrative Expenses:

The Company's general and administrative expenses for the nine months ended September 30, 2002 were $2,317,000 or 7.4% of net sales, versus $2,437,900 or 7.9% of net sales for 2001. The decrease in spending of $120,900 was primarily attributable to lower professional fees and the elimination of two positions as a result of the sale of OI on April 25, 2002.

Amortization of Goodwill:

In accordance with SFAS 142, the Company ceased the amortization of goodwill effective January 1, 2002. All remaining unamortized goodwill at January 1, 2002 was written-off in connection with the sale of OI on April 25, 2002. Amortization expense for the prior year was $458,600 based on an estimated useful life of twelve years.

Gain or Loss on Sales of Product Lines:

The Company recorded a net gain from the sales of product lines during the nine months ended September 30, 2002 of $139,800 and a non-cash loss of $4,976,400 during the prior year. The computations for both years are detailed in Note 2 to the financial statements.

Interest Expense:

The Company's interest expense for the nine months ended September 30, 2002 was $391,000 versus $705,900 for 2001. The reduction of $314,900 or 45% was primarily attributable to lower borrowing levels under the line of credit as a result of the sales of product lines and significant reductions in the prime rate during CY 2001.

Income Taxes:

During the nine months ended September 30, 2002 the Company recorded a provision for income taxes of $12,700 which represented final CY 2001 income taxes paid to the State of California of $7,200 plus estimated state income taxes due for CY 2002 of $5,500. The Company has federal and state net operating loss carryovers sufficient to offset all federal income taxes due on the quarter's reported net income and all but alternative minimum income taxes due to the State of California. Due to continued uncertainty regarding the Company's realization of deferred tax assets, the Company maintained a 100% reserve at September 30, 2002 against the net deferred tax assets.

Net Income (Loss):

The Company reported net income of $855,000 for the nine months ended September 30, 2002 versus a net loss of $4,698,200 for the prior year. The improvement in 2002 was primarily due to the non-cash loss during the prior year on the sale of product lines, the elimination of goodwill amortization effective January 1, 2002 and lower interest expense, partially offset by increased marketing spending in 2002 and the expenses associated with the industrial accident.

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

The Company could not operate its business without the Credit Agreement with WFBC or one similar to it. At September 30, 2002 the Company satisfied all financial covenants and other requirements under the Credit Agreement. WFBC has recently set new financial covenants for the remainder of 2002 which are based on the Company's current financial position and future projections. At September 30, 2002 the Company's financial position was substantially in excess of the covenants under the Credit Agreement. Based on its prior experience with WFBC, Management believes the Company will continue to meet future financial covenants. Should the Company fail to meet future financial covenants (a "technical default"), WFBC would have certain rights, including the right to call all amounts due immediately. However, Management believes it would be unlikely for WFBC to exercise its right to terminate the Credit Agreement and call all amounts due in the event of a technical default by the Company.

At September 30, 2002 the Company had working capital of $651,900 which reflected an improvement of $1,681,600 from December 31, 2001. As described in
Note 2 to the financial statements, the Company sold certain assets which has substantially improved the Company's liquidity and capital resources. The assets sold included inventories and goodwill associated with the Organic Ingredients business in fruits, vegetables, concentrates, purees and certain private label products sold to key retailers. Trade accounts receivable associated with the disposed product lines were not sold. The disposed product lines represented approximately 20% of the Company's net sales for the year ended December 31, 2001 and approximately 12% of its gross profit. The impact of the disposition on net income for the year ended December 31, 2001 was immaterial. Further details on the disposition can be found in the Company's Current Report on Form 8-K filed with the SEC on May 9, 2002.

The Company's bank overdraft as of September 30, 2002 was $437,700 compared to $546,400 at December 31, 2001. During 2002 the Company generated $1,095,100 in cash from operating activities, compared to using $2,275,700 in cash during 2001. The improvement was primarily due to significantly higher trade accounts receivable in the prior year due to seasonal fluctuations, and the sharp reduction in trade payables made during the prior year with the cash proceeds from the sale of the tomato-based product lines in September 2001. That sale enabled the Company to bring its vendors current for the first time since the merger.

Cash provided by investing activities during 2002 was $2,553,000 compared to $2,339,100 in 2001. There were no significant variances between years as both periods included cash proceeds from the sales of product lines and related inventories of approximately $3,000,000.

Cash used in financing activities was $3,648,300 in 2002 versus $63,200 in 2001. The increase was primarily due to the sharp reduction in the outstanding borrowings under the Company's line of credit with the cash proceeds from the sale of the OI product lines in April 2002. The second product line sale enabled the Company to reduce its dependency on the line of credit for day-to-day operations. At September 30, 2002 the Company had $2,872,200 in available borrowing capacity under its line of credit versus $955,800 at December 31, 2001 primarily as a result of the proceeds from the sale of the OI product lines.

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

The Company does not utilize off-balance sheet financing arrangements. There were no transactions with special purpose entities that give the Company access to assets or additional financing or carry debt that is secured by the Company. During the nine months ended September 30, 2002 there was one significant transaction with a related party. An investment banking fee for the sale of the OI product lines of $75,500 was paid to Moore Consulting, a sole proprietorship operated by Phillip Moore, a non-executive director of the Company. Moore Consulting has provided merger, acquisition and divestiture services to the Company for several years. The fee paid represented 2.5% of the total transaction value and, in the opinion of Management, was fair, reasonable and consistent with terms the Company could have obtained from unaffiliated third parties.

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

New Applicable Accounting Pronouncements:

In May 2000 the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives." This Issue addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or are exercisable by a customer as a result of a single exchange transaction.

In April 2001 the EITF reached a consensus on Issue 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." This Issue addresses the recognition, measurement and income statement classification of consideration, other than that directly addressed by Issue 00-14, from a vendor to a retailer or wholesaler. Issue 00-25 will be effective for the Company's 2002 fiscal year. Both Issue 00-14 and 00-25 have been codified under Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products". The Company has implemented the guidance provided by Issue 01-09 effective January 1, 2002. There was no material impact on the Company's financial position or results of operations except that slotting fees are now accounted for as a reduction to net sales, and the prior year results have been restated to a comparable basis. Slotting fees for the nine months ended September 30, 2002 and 2001 were $281,000 and $264,300, respectively.

In September 2001 the Financial Accounting Standards Board finalized Statements No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after September 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after September 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of certain intangible assets and goodwill based on the criteria in SFAS
141. The Company's financial position and results of operations have not been affected by the adoption of SFAS 141.

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



In August 2001 Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS 144") was issued.
SFAS 144 supersedes Statement of Financial Accounting Standard No. 121,
"Accounting for the Impairment of Long-lived Assets to be Disposed of" ("SFAS
121") and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring
Events and Transactions." SFAS 144 also amends Accounting Research Bulletin No.
51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS
144 retains the fundamental provisions of SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while resolving significant implementation issues associated with SFAS 121. Among other things, SFAS 144 provides guidance on how long-lived assets used as part of a group should be evaluated for impairment, establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale. SFAS 144 is effective for fiscal years beginning after December
15, 2001. The Company's financial position and results of operations have not been affected by the adoption of SFAS 144.


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

Certain Company debt items are sensitive to changes in interest rates. The following table summarizes principal cash flows and related weighted average interest rates by expected maturity date for long-term debt excluding capital leases ($ thousands):

                        Outstanding                          Expected Maturity Date
                        September 30,                       (Years Ended December 31)
                        -------------
                            2002           2002       2003       2004       2005    2006    2007+
                            ----           ----       ----       ----       ----    ----    -----
Long Term Debt:
Fixed Rate                $1,315.9        $176.2     $558.2     $259.6      $40.7     --    $281.2
  Avg. Int. Rate              10.7%         11.1%      11.3%      11.3%      10.0%    --       8.6%
Variable Rate             $  480.5        $ 51.6     $206.4     $185.8      $36.7     --      --
  Avg. Int. Rate               6.0%          6.3%       6.3%       6.9%       7.5%    --      --

Throughout the course of its fiscal year, the Company utilizes a variable interest rate line of credit at various borrowing levels. For the nine months ended September 30, 2002 the average outstanding balance under the line of credit was $3,614,100 with a weighted average interest rate of 6.6% per annum.
For the nine months ended September 30, 2001 the average outstanding balance under the line of credit was $5,715,500 with a weighted average interest rate of 9.5%. The line of credit agreement calls for the interest rate to float at the prime rate plus 100 basis points.

                                       19

In the ordinary course of its business the Company enters into commitments to purchase raw materials over a period of time, generally six months to one year, at contracted prices. At September 30, 2002 these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.


ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES
-------------------------------------------

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of both the design and the operation of its disclosure controls and procedures and have found them to be adequate. The Company has formed a Disclosure Review Committee ("the DRC") which consists of various senior managers from each functional area of the Company. The DRC considers the materiality of new information and reports to the Company's Chief Financial Officer.

There were no material changes in the Company's internal control system during the nine months ended September 30, 2002. Management is not aware of any significant deficiencies in the design or operation of internal controls.


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

GFA subsequently filed a motion to transfer venue to the U.S. District Court for New Jersey. The Company filed its opposition to that motion, however, the motion to transfer venue was granted in January 2002. The case is currently in the discovery phase. A trial date had not been set as of the date of this report. The Company has not established a provision for future attorney's fees at September 30, 2002 since Management does not believe it can be reasonably estimated.

Management believes the Company has meritorious defenses and that a loss is not probable on the patent infringement complaint at this time. Accordingly, no provision for loss has been recorded at September 30, 2002.


Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

During the nine months ended September 30, 2002 the Company did not issue any shares of its common stock.

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

None.


Item 5.  Other Information
--------------------------

None.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits:

     99.05 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.06 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

     The Company filed a Current Report on Form 8-K on September 6, 2002 disclosing the promotion of Mr. Neil G. Blomquist to the position of President and Chief Executive Officer. Mr. Blomquist was previously President - Consumer Brands. Spectrum founder and former CEO Jethren P. Phillips continues in his role as Chairman of the Board.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 5, 2002                      SPECTRUM ORGANIC PRODUCTS, INC.

                                            By:  /s/  Robert B. Fowles
                                             -------------------------------
                                                      Robert B. Fowles
                                                      Duly Authorized Officer &
                                                      Chief Financial Officer

CERTIFICATIONS

     I Neil G. Blomquist, Chief Executive Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Spectrum Organic Products, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 5, 2002

                                            /s/  Neil G. Blomquist
                                            -----------------------------------
                                                 Neil G. Blomquist
                                                 Chief Executive Officer

     I Robert B. Fowles, Chief Financial Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Spectrum Organic Products, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 5, 2002

                                            /s/  Robert B. Fowles
                                            -----------------------------------
                                                 Robert B. Fowles
                                                 Chief Financial Officer