Form 10-K
period 2002-12-31
SPECTRUM ORGANIC PRODUCTS INC
filed 2003-03-17
CIK 1034992

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to________________

Commission File No. 333-22997

                         Spectrum Organic Products, Inc.
                  --------------------------------------------
                 (Name of Registrant as specified in its Charter)

       California                                               94-3076294
 ----------------------                                    --------------------
(State of incorporation)                                  (I.R.S. Employer
                                                          Identification Number)

       5341 Old Redwood Highway
         Petaluma, California                                      94954
 --------------------------------------                           --------
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

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes |X| No [ ]

Check if there is no disclosure contained herein of delinquent filers pursuant to Item 405 of Regulation S-K, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or by amendment to this Form 10-K. (|X|)

As of March 10, 2003 there were 45,705,571 shares of the Registrant's common stock outstanding.

As of March 10, 2003 the aggregate market value of the Registrant's no par value common stock, excluding shares held by affiliates, was $2,774,520 based upon a closing bid price of $0.31 per share of common stock on the OTC Bulletin Board System.

                                     PART I

ITEM 1. BUSINESS
----------------

Introduction

Spectrum Organic Products, Inc. ("SPOP" or "the Company") competes in three main areas: natural and organic foods under the Spectrum Naturals(R) brand, essential fatty acids nutritional supplements under the Spectrum Essentials(R) brand, and industrial ingredients for use by other manufacturers sold under the Spectrum Ingredients name. The vast majority of the Company's products are oil-based and the Company has positioned itself as the good fats Company. Within the natural and organic foods category, the Company's products include olive oils and other culinary oils, salad dressings, condiments and butter-substitutes such as Spectrum Organic Margarine(R) and Spectrum Spread(R). All of the Company's culinary products feature healthy fats, contain no hydrogenated or trans fats and are offered in a variety of sizes and flavors in both organic and conventional, non-GMO offerings.

Within the nutritional supplement category, the Company's products include organic flax oils, borage oil, Norwegian fish oil and other essential fatty acids in both liquid and capsule forms. The Spectrum Essentials(R) products are cold-pressed, nutritionally rich sources of Omega-3 and Omega-6 essential fatty acids and are also offered in a variety of sizes and styles.

The Spectrum Ingredients(R) (formerly known as Spectrum Commodities, Inc.) product lines include organic and conventional non-GMO culinary oils, organic vinegar and nutritional oils offered to other manufacturers for use in their products. In addition, they bring incremental purchasing power to the Company resulting in higher margins for the consumer branded products.

This Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially.

Business Combination and Subsequent Divestitures

The Company was formed on October 6, 1999 by the four-way reverse merger of three private companies: Spectrum Naturals, Inc. ("SNI"), its affiliate Spectrum Commodities, Inc. ("SCI") and Organic Ingredients, Inc. ("OI"), into the public company Organic Food Products, Inc. ("OFPI"). OFPI was the registrant prior to the merger, but since a controlling interest in the Company is held by former SNI stockholders, the merger was accounted for as a reverse acquisition, with SNI and SCI as acquirer and OI and OFPI as acquirees.

On June 11, 2001 the Company sold the OFPI tomato-based product lines to Acirca, Inc., an unrelated third party. Accordingly, operating results for 2001 include the results associated with the OFPI disposed product lines from January 1 until the date of sale.

On April 25, 2002 the Company sold the OI industrial ingredient product lines in fruits, vegetables, concentrates and purees to Acirca. Accordingly, operating results for 2002 include the operating results associated with the OI disposed product lines from January 1 until the date of sale. The two dispositions have significantly strengthened the Company from a liquidity and working capital standpoint. Additionally, the Company can now focus its resources on its core business in healthy fats, butter substitutes and essential fatty acid nutrition.


--------------------------------------------------------------------------------
                                                                          Page 2

History

SNI was incorporated in 1980 to bring nutrition and quality into the vegetable oil category. In the beginning natural oils were manufactured and distributed in bulk. Six years later the Spectrum Naturals(R) brand was launched. Over time SNI expanded its product lines to include condiments and salad dressings under the Spectrum Naturals(R) brand and nutritional supplements under the Spectrum Essentials(R) brand. The brands are positioned as premium, healthy alternatives to conventional products as a result of the organic sourcing of raw ingredients and the chemical-free extraction of the oils utilizing mechanical (expeller) pressing techniques. SNI has been a leading innovator in the development and marketing of expeller-pressed and certified organic vegetable oils. The Company has also been a leading proponent of testing and verifying the absence of genetically modified organisms in its culinary oils. SNI has produced and marketed canola mayonnaise since 1987, organic vinegar since 1989 and healthy fat salad dressings since 1996. Spectrum Spread(R), a healthy alternative to butter or margarine was introduced in 1993.

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

In 1995 the Company formed Spectrum Commodities, Inc. to serve other natural food manufacturers with similar bulk ingredient needs. SCI's mission was to improve the integrity of ingredients used in food manufacturing. SCI offered expeller-pressed oils in place of those made with petroleum solvents. Organic and non-GMO oils are often preferred over their conventional counterparts. SCI also secured exclusive distribution rights to new products such as organic palm and coconut oils. SCI works with a distribution network that has railcar pumping stations and warehouses on both coasts. SCI provides industrial quantities of organic and expeller-pressed culinary and nutritional oils and organic vinegar to manufacturers, co-packers, private label and food service accounts, both domestically and for export. The SCI product lines are now offered for sale under the Spectrum Ingredients ("SI") name.

OFPI went public in August 1997 and was traded on the NASDAQ Small Cap Market until being delisted in May 1999 due to non-compliance with the net tangible assets requirement. Since then the Company's common stock has traded on the OTC Bulletin Board System under the ticker symbol "SPOP".

The Company offers its products here in the U.S. as well as internationally to natural and mainstream retailers and manufacturers. Retail products are sold in, but not limited to, stores such as Whole Foods, Wild Oats, Raley's and Trader Joe's.


SPECTRUM NATURALS(R)CULINARY PRODUCT LINES

The Company introduces and discontinues products on a regular basis, consistent with customary practices of other firms in the processed food industry. The Company's current culinary product lines, which include organic and Orthodox Union Certified products, include the following:

Culinary Oils

The Company's largest culinary product line is olive oil. SPOP markets organic and conventional extra virgin olive oil in various sizes. The Company also offers olive oils from various geographic regions including Greece, Spain, Italy and California.

--------------------------------------------------------------------------------
                                                                          Page 3

SPOP also markets other refined, unrefined, blended and organic cooking oils under the Spectrum Naturals(R) brand. The other culinary oils include almond, apricot, avocado, canola, coconut, corn, peanut, grapeseed, safflower, sesame, soy, sunflower and walnut.

Condiments

The Company also markets condiments under the Spectrum Naturals brand name. There is both a "lite" and a regular mayonnaise made from expeller-pressed canola oil. The Company introduced the first organic mayonnaise during 2000. SPOP also markets a vinegar line that is third party certified organic which includes: apple cider, brown rice, red wine, white wine and balsamic. There is also non-organic balsamic vinegar from Modina, Italy. SPOP also markets two types of spreads for use as a healthy alternative to butter or margarine:
Spectrum Naturals Canola Spread and Essential Omega Spread made with organic flax and soy oils. SPOP also introduced the first organic margarine during 2000.

Salad Dressings

The Company also markets organic salad dressings in full-fat, low-fat and fat free versions in various flavors and sizes. The salad dressing line also includes three Omega-3 vinaigrettes, which are functional full-fat dressings made with organic flax and soy oil to help consumers achieve recommended daily allowances of Omega-3 essential fatty acids in a tasteful product. During 2002 the Company introduced eight new flavors of dressings and dips in new packaging.

Cooking Sprays

There are five six-ounce cooking sprays that compete with their mass-market counterpart "Pam". The Spectrum Super Canola Spray Oil is made from high oleic canola oil and the Extra Virgin Olive Spray Oil is made from a blend of extra virgin olive oil and canola oil. Recently introduced in the six-ounce size are Canola Spray Oil with Butter Flavor, Grapeseed Spray Oil and Extra Virgin Olive Spray Oil with Garlic Flavor. There is also a 16-ounce version of the Spectrum Super Canola Spray Oil.

Shortening

SPOP markets a non-hydrogenated organic palm shortening that can be used in any cooking application where butter, margarine or shortening is called for. The Spectrum Naturals(R) shortening is a healthy alternative to hydrogenated shortening and partially hydrogenated oils.

IQF Whole Frozen Fruits and Vegetables

There are eight Individually Quick Frozen whole frozen fruits offered by the Company for sale in foodservice sizes: bananas, raspberries, strawberries, peaches, mango, papaya, blueberries and pineapple. IQF whole vegetables include peas and corn.


SPECTRUM ESSENTIALS(R)NUTRITIONAL SUPPLEMENT PRODUCT LINES

SPOP markets essential fatty acid nutritional supplements under the Spectrum Essentials(R) brand. The supplements are available in both liquid and capsule forms. The essential fatty acid supplement oils include Flax, Borage, Evening Primrose, Norwegian Fish and Wheat Germ oils in various sizes, flavors and blends. The Spectrum Essentials(R) brand also includes two fiber supplements for colon care.


SPECTRUM INGREDIENTS PRODUCT LINES

The Company offers a wide variety of certified organic and non-organic industrial ingredients to other food manufacturers, which include the following:

--------------------------------------------------------------------------------
                                                                          Page 4

Culinary Oils

Included in this product line are olive oils and numerous other vegetable cooking oils in both organic and conventional forms as well as refined and unrefined states.

Condiments

Included in this product line are vinegar, mayonnaise and spread products in both organic and conventional forms.

Nutritional Oils

This product line consists mainly of flax oil sold in institutional sizes and bulk capsules.


PRIVATE LABEL PRODUCT LINES

The private label product lines include programs for natural and organic food retailers such as Wild Oats and Tree of Life. These programs include canola oil, mayonnaise, olive oil, various fruit juices and tomato-based products.

Sales and Distribution

SPOP sells its consumer branded products primarily through distributors, independent commissioned food brokers and specialty food brokers to natural food and specialty food stores, retail chains and independent grocery stores. Currently SPOP products are offered in over 6,000 health food stores nationwide and 2,000 grocery stores located throughout the U.S. and in the Far East and Canada. In order to increase its distribution and sales, SPOP offers special promotional pricing and occasionally may pay "slotting fees", which are payments made by food processors and distributors to retail stores in order to acquire retail shelf space for their food products.

In 2002 United Natural Foods, Inc. accounted for approximately 50% of the Company's net sales, versus 39% in 2001 and 29% in 2000. The loss of this customer would have a material adverse effect on SPOP's operations. This customer's percentage of sales continues to increase as a result of acquisitions and their overall success as the largest distributor in the organic and all-natural foods industry.

The Spectrum Ingredient product lines historically have been sold to domestic food manufacturers.

A broker incentive plan has been implemented based on semi-annual quotas to motivate brokers to increase their sales of SPOP products. SPOP has also entered into arrangements with certain retail store chains to obtain closer working relationships and enhanced retail merchandising and promotional support.

To date the Company has focused on its core natural foods distribution network. SPOP will enter into new distribution arrangements with mass-market accounts where profitable. Management believes there is an opportunity to enter conventional supermarkets as they become more committed to providing a variety of organic and natural food products, and as consumers become more health conscious.

Marketing and New Product Development

SPOP's product marketing emphasizes organic, all natural and healthy fat products containing no hydrogenated fats as a healthful and tasteful alternative to similar traditional food products. Each brand is targeted toward specific consumer segments with appropriate products, flavor variations, images and messages. SPOP promotes all its brands to natural food and health food stores and the specialty or gourmet departments of grocery stores. SPOP utilizes a pricing strategy in which its organic food products are offered at prices only slightly higher than their non-organic counterparts through strategic everyday value pricing programs with key retailers.

--------------------------------------------------------------------------------
                                                                          Page 5

The Company primarily uses outside resources in developing its new consumer branded products. Research and development expenses are included in general and administrative expense.

Manufacturing Facilities and Suppliers

SPOP manufactures and bottles the Spectrum Essentials product line and bottles the Company's culinary oils in a leased facility located at 133 Copeland Street, Petaluma, California. The Company's corporate headquarters is a leased facility located at 5341 Old Redwood Highway, Suite 400, Petaluma, which houses the sales, marketing, finance, human resource, administration, operations personnel and executive offices.

SPOP uses co-packers to process and package its vinegars, condiments, dressings, mayonnaise, shortening, spreads and encapsulated nutritional products. In July 2002 the Company's third party warehousing and distribution provider closed its facility in Lathrop, California and relocated the warehousing and distribution of the Company's consumer products to its facility in Rancho Cucamonga, California. Warehousing and distribution of the Spectrum Ingredients industrial oils continues to be handled at the Copeland Street facility.

The Company's primary co-packer of branded products represented approximately 11% of the cost of goods sold in 2002 versus 6% in 2001 and 9% in 2000. While a change in co-packers could cause a delay in production and a possible loss of sales, the Company believes other manufacturers are available who could provide processing at similar prices and terms.

Organic raw materials are available from a limited number of sources. The Company had one vendor of canola oil that supplied approximately 11% of SPOP's raw material purchases in 2002 versus 6% in 2001 and 9% in 2000. The Company believes that other suppliers are available who could provide products at similar prices and terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which could adversely affect operating results.

Competition

The natural food and health food industries in general and the condiment, culinary oil and nutritional supplement businesses in particular, are highly competitive and there are numerous multinational, regional and local firms that currently compete, or are capable of competing, with SPOP. In the natural foods category SPOP's principal competitors are private label offerings and Hain Pure Foods. SPOP competes with numerous brands in the non-organic vegetable oil category including Puritan and Wesson. In the organic culinary oil category, competitors include Colavita, Hain and Dal Raccolto. The nutritional supplement competitors include Health From The Sun and Barleans. The Company also faces competition in the natural food condiment market from Eden, Canoleo, Nasoya, Annie's and Braggs. Competitors in the non-organic condiments market include H.J. Heinz Company and International Home Foods, which markets Best Foods Mayonnaise.

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

Government Regulation

The Company is subject to various federal, state and local regulations relating to cleanliness, maintenance of food production equipment, food storage and food handling and the Company is subject to unannounced on-site inspections of its

--------------------------------------------------------------------------------
                                                                          Page 6
manufacturing facilities. As a manufacturer and distributor of foods, the Company is subject to regulation by the U.S. Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the United States Department of Agriculture ("USDA") and the Occupational Safety and Health Administration ("OSHA") in connection with the manufacture, sale, safety, advertising, handling, storage, transportation, labeling and processing of food products. In order to offer organic and kosher food products, the Company is also subject to inspection and regulation by third party certification agencies. Regulations in new markets and future changes in the regulations may adversely impact the Company by raising the cost to manufacture and deliver the Company's products or by affecting the perceived healthfulness of the Company's products. A failure to comply with one or more regulatory requirements could interrupt the Company's operations and result in a variety of sanctions, including fines and the withdrawal of the Company's products from store shelves. The Company holds all material licenses and permits required to conduct its operations.

The USDA adopted regulations with respect to the labeling and certification of organic foods which were implemented on October 21, 2002. The Company has made the required label revisions and is in compliance with the additional requirements for third party organic certification.

The Spectrum Essentials(R) brand of nutritional supplements are subject to the Dietary Supplement Health and Education Act of 1994 or "DSHEA", which went into effect in March 1999. DSHEA defines dietary supplements as a new category of food, separate from conventional food. DSHEA requires specific nutritional labeling requirements for dietary supplements and permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well-being resulting from consumption of a dietary ingredient, or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or function of the body.

The Company is also subject to federal and state laws establishing minimum wages and regulating overtime and working conditions.

Employees

As of March 10, 2003 SPOP had 70 full-time employees. SPOP's employees are not covered by a collective bargaining agreement and the Company considers its employee relations to be satisfactory.


ITEM 2. PROPERTY
----------------

The Company leases two facilities in Petaluma, California to house manufacturing, warehousing, administrative offices and the corporate headquarters. The Petaluma facilities occupy a total of 59,000 square feet at a combined monthly rate of $36,500. In December 2002 the Company consolidated its office space into its new headquarters facility at 5341 Old Redwood Highway, Petaluma, California. Management believes that these facilities are adequate for the Company's needs.


ITEM 3. LEGAL PROCEEDINGS
-------------------------

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

--------------------------------------------------------------------------------
                                                                          Page 7



The Company filed a complaint against GFA Brands for declaratory judgment of non-infringement and invalidity of the two patents on August 28, 2001 in the U.S. District Court of Northern California. The Complaint requests a declaratory judgment that the margarine does not infringe either patent, a declaratory judgment that both patents are invalid, that GFA Brands be enjoined from threatening or asserting any action for infringement of either patent, and attorney's fees.

GFA subsequently filed a motion to transfer venue to the U.S. District Court of New Jersey. The Company filed its opposition to that motion, however, the motion to transfer venue was granted in January 2002. The case is currently in the discovery phase. A trial date had not been set as of the date of this report.

Management believes the Company has meritorious defenses and that a loss is not probable on the patent infringement complaint at this time. Accordingly, no provision for loss has been recorded at December 31, 2002.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

An annual meeting of shareholders was held on November 6, 2002 at the Company's headquarters in Petaluma, California. A definitive proxy statement was filed with the SEC on October 9, 2002 and is incorporated herein by reference.

There were four matters brought before the shareholders for their approval:

1. To approve a revision to Section 15 of the Company's Bylaws increasing the authorized number of directors from five to a minimum of five and a maximum of nine.
2.   To elect five Director Nominees to another term and to elect two Director
     Nominees to their initial terms.
3.   To approve an amendment to the Company's Amended and Restated 1995 Stock
     Option Plan (the "Plan") increasing the number of shares of common stock reserved for issuance under the Plan from 4,500,000 to 7,000,000 shares.
4. To ratify the appointment of BDO Seidman, LLP as the Company's independent public accountants for the current fiscal year.

All four matters were approved by the shareholders. The following table summarizes the results of the voting:

                                                For             Against       Abstain        Total Votes
                                                ---             -------       -------        -----------
1.   Bylaw Revision                          39,975,847         41,130         3,800          40,020,777
2.   Election of Director
     Nominees:
        Jethren P. Phillips                  42,684,257          4,880        78,401          42,767,538
        John R. Battendieri                  42,686,457          2,680        78,401          42,767,538
        Phillip L. Moore                     42,686,457          2,680        78,401          42,767,538
        Charles A. Lynch                     42,686,457          2,680        78,401          42,767,538
        Thomas B. Simone                     42,686,457          2,680        78,401          42,767,538
        Neil G. Blomquist                    42,686,457          2,680        78,401          42,767,538
        Conrad W. Hewitt                     42,686,457          2,680        78,401          42,767,538
3.   Amend Stock Option Plan                 39,701,153        260,400         4,200          39,965,753
4.   Reappoint BDO Seidman, LLP              42,745,838         10,500         6,000          42,762,338

--------------------------------------------------------------------------------------------------------
                                                                                                  Page 8

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS
-------------------------------------------------------------------------

The Company's common stock was traded on the NASDAQ Small Cap Market under the symbol "OFPI" from August 1997 to May 1999 when it was delisted due to non-compliance with the minimum net book value requirement. Thereafter it traded on the OTC Bulletin Board System and still does under the new symbol "SPOP".

The following table sets forth the range of high and low closing prices of the Company's common stock as reported by the OTC Bulletin Board for the periods indicated.

                                                                Price
                                                                -----
                                                          High         Low
                                                          ----         ---
        Fiscal Year Ended December 31, 2002:
            First Quarter                                 $0.44       $0.18
            Second Quarter                                 0.48        0.24
            Third Quarter                                  0.60        0.36
            Fourth Quarter                                 0.47        0.28
        Fiscal Year Ended December 31, 2001:
            First Quarter                                  0.50        0.25
            Second Quarter                                 0.41        0.22
            Third Quarter                                  0.27        0.19
            Fourth Quarter                                 0.48        0.14

The last recorded sale price of the Company's common stock was $0.31 per share on the OTC Bulletin Board System on March 4, 2003.

As of March 10, 2003 the Company had approximately 550 record and beneficial stockholders.

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

--------------------------------------------------------------------------------
                                                                          Page 9



Shares Issued During the Years Ended December 31, 2002, 2001 and 2000

During the years ended December 31, 2002, 2001 and 2000, the Company issued shares of its common stock as follows for the reasons indicated:



                                                                                        Cash and
                                                          Month            Shares       Non-Cash
                                                         Issued            Issued       Proceeds
                                                         ------            ------       --------
Year Ended December 31, 2002:

Shares issued for the exercise of common stock
   purchase warrants under the private placement
   notes                                                Nov 2002              6,910     $   --
                                                                          =========     ========
Year Ended December 31, 2001:

Shares issued to Thomas B. Simone, a non-
   executive Director of the Company, under a
   private sale                                         Feb 2001            160,000     $ 50,000

Shares issued to Charles A. Lynch and Phillip L.
   Moore, both non-executive Directors of the
   Company, in lieu of cash compensation for Board
   fees earned during CY 2000                           Feb 2001             64,000       20,000

Shares issued to four note holders under the
   private placement conversion offer to convert
   the notes to equity                                  Various             630,000      168,200

Common stock purchase warrants exercised by the
   note holders under the private placement
   completed in October 1999                            Various             230,883         --

Shares issued to the Chapter 7 estate of Sunny
   Farms Corp. in final settlement of litigation        Dec. 2001           117,950       93,700
                                                                          ---------     --------
Totals for Year Ended December 31, 2001                                   1,202,833     $331,900
                                                                          =========     ========

Year Ended December 31, 2000:

Shares issued to Global Natural Brands, Ltd. in
   connection with the settlement of litigation         April 2000          400,000     $318,800

Common stock purchase warrants exercised by the
   note holders under the private placement
   completed in October 1999                            Various             181,642        1,400
                                                                          ---------     --------
Totals for Year Ended December 31, 2000                                     581,642     $320,200
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

------------------------------------------------------------------------------------------------
                                                                                         Page 10



Shares Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2002:


                                                                                   Available Shares
                             Shares to be Issued        Weighted Average           Remaining for Future
Plan Category                Upon Exercise of           Exercise Price of          Issuance Under Equity
                             Outstanding Options        Outstanding Options        Compensation Plans
------------------           -------------------        -------------------        -------------------
Equity Compensation
Plans Approved by
Security Holders                   3,898,115                  $ 0.34                    3,101,885

Equity Compensation
Plans not Approved
by Security Holders                     --                       --                          --
                                   ---------                  ------                    ---------
Totals                             3,898,115                  $ 0.34                    3,101,885
                                   =========                  ======                    =========

--------------------------------------------------------------------------------------------------------
                                                                                                 Page 11



ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and the consolidated financial statements of the Company and the notes thereto included in Item 8 of this Form 10-K.

                                                                  Years Ended December 31,
                                                                  ------------------------
                                                       2002        2001        2000        1999        1998
                                                       ----        ----        ----        ----        ----
                                                           (in thousands, except per share data)
Operating Data:
   Net Sales                                         $40,660     $41,051     $42,199     $29,619     $22,187
   Gross Profit                                       10,583      11,041      10,175       8,660       6,500
   EBITDA, as Adjusted                                 2,274       2,442       1,189       1,421       1,492
   Income (Loss) from Operations                       1,776      (4,251)       (688)        762       1,144
   Net Income (Loss)                                   1,120      (5,206)     (2,002)       (113)        403

   Weighted Average Shares Outstanding                45,700      45,279      44,234      35,095      32,336

   Net Income (Loss) per Share                       $  0.02     $ (0.12)    $ (0.05)    $ (0.00)    $  0.01
   Cash Dividends Declared per Share                 $  0.00     $  0.00     $  0.00     $  0.00     $  0.00

Cash Flow Data:
   Cash Provided by (Used in)
      Operating Activities                           $   690     $  (907)    $   360     $  (172)    $   701
   Cash Provided by (Used in)
      Investing Activities                             2,372       2,343          20      (1,530)       (597)
   Cash Provided by (Used in)
      Financing Activities                            (3,062)     (1,436)       (379)      1,702        (258)


                                                                     As of December 31,
                                                                     ------------------
                                                       2002        2001        2000        1999        1998
                                                       ----        ----        ----        ----        ----
Balance Sheet Data:
   Working Capital (Deficit)                         $   597     $(1,030)    $(4,257)    $(3,323)    $   413
   Total Tangible Assets                              12,145      12,776      13,057      14,654       6,866
   Total Assets                                       12,187      14,300      22,841      24,974       7,226
   Total Long-term Debt                                1,084       1,708       2,001       2,788       2,811
   Total Stockholders' Equity                          3,274       2,098       6,850       8,413         141

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

Accordingly, the selected financial data presented above reflects the historical results of SNI and SCI only for all periods presented through October 5, 1999 and the combined entity from the October 6, 1999 merger date forward. On June
11, 2001 the Company sold the OFPI product lines to a third party, accordingly, results for 2001 include the OFPI product lines from January 1 to the date of sale. On April 25, 2002 the Company sold the OI product lines to a third party, accordingly, results for 2002 include the OI product lines from January 1 to the date of sale.

EBITDA, as adjusted reflects earnings from operations before interest, taxes, depreciation, amortization, non-cash losses on asset writedowns, the sales of product lines and the industrial accident. Management believes this is the most relevant measure of the Company's operating performance, however, EBITDA, as adjusted may not be comparable to similar measures presented by other companies.

-------------------------------------------------------------------------------------------------
                                                                                          Page 12



The calculations for EBITDA, as adjusted are detailed in the following table
($ in thousands):

                                                                Years Ended December 31,
                                                                ------------------------

                                                   2002            2001        2000         1999         1998
                                                   ----            ----        ----         ----         ----
Income (loss) from operations                    $ 1,776         $(4,251)    $  (688)     $   762      $ 1,144
(Gain) loss on sales of product lines               (210)          4,803        --           --           --
Loss on industrial accident, asset
    impairment writedown and plant
    closure                                          254             950         436         --           --
Amortization of goodwill                           --                521         910          222         --
Depreciation and amortization                        454             419         531          437          348
                                                --------        --------    --------     --------     --------
EBITDA, as adjusted                              $ 2,274         $ 2,442     $ 1,189      $ 1,421      $ 1,492
                                                ========        ========    ========     ========     ========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
-------------------------------------------------------------------------------

The following discussion should be read in conjunction with the financial statements and related notes and other information included in this report. The financial results reported herein are not necessarily indicative of the financial results that may be achieved by the Company in any future period.

The Company's operating results could vary from period to period as a result of a number of factors. These factors include, but are not limited to, the purchasing patterns of significant customers, the timing of new product introductions by the Company and its competitors, the amount of slotting fees, new product development and advertising expenses incurred by the Company, variations in sales by distribution channel, fluctuations in market prices of raw materials, competitive pricing policies and situations that the Company cannot foresee. These factors could cause the Company's performance to differ from investor expectations, resulting in volatility in the price of its common stock.

Investors should carefully consider the following information as well as other information contained in this Report. Information included in this Report contains forward-looking statements which can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The following matters constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties that could cause actual results to vary materially from the future results covered in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results covered in the forward-looking statements.

Introduction

Spectrum Organic Products, Inc. ("SPOP" or "the Company") competes in three main product categories: natural and organic foods under the Spectrum Naturals(R) brand, nutritional supplements under the Spectrum Essentials(R) brand, and industrial ingredients sold by the Spectrum Ingredients sales force for use by other manufacturers. The vast majority of the Company's products are oil-based and the Company has positioned itself as the good fats Company.

Within the Spectrum Naturals(R) brand, the Company's products include olive oils and other culinary oils, salad dressings, condiments and butter-substitutes such as Spectrum Organic Margarine(R) and Spectrum Spread(R). All of the Company's culinary products feature healthy fats, contain no hydrogenated fats and are offered in a variety of sizes and flavors in both organic and conventional offerings.

--------------------------------------------------------------------------------
                                                                         Page 13

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

The Company was formed on October 6, 1999 by the four-way reverse merger of Spectrum Naturals, Inc. ("SNI"), its affiliate Spectrum Commodities, Inc. ("SCI"), Organic Ingredients, Inc. ("OI"), with and into Organic Food Products, Inc. ("OFPI"). OFPI was the registrant prior to the merger, but since a controlling interest in the Company is held by former SNI stockholders, the merger was accounted for as a reverse acquisition, with SNI as accounting acquirer and OI and OFPI as accounting acquires.

In early 2001 it became clear to Management that the Company was severely under-capitalized and cash constrained as a result of the merger. Furthermore, the synergies anticipated at the date of the merger were elusive and the difficulties of combining four disparate entities were greater than anticipated. Therefore, on June 11, 2001 the Company sold the OFPI tomato-based product lines to Acirca, Inc., an unrelated third party. Accordingly, results for the year ended December 31, 2001 include the operating results associated with the OFPI disposed product lines until the date of sale.

On April 25, 2002 the Company sold the OI industrial ingredient business in fruits, vegetables, concentrates and purees to Acirca. Accordingly, results for the year ended December 31, 2002 include the operating results associated with the OI disposed product lines until the date of sale.

The two dispositions have significantly strengthened the Company from a liquidity and working capital standpoint. The Company plans to focus its future resources on its core business in healthy fats, butter substitutes and essential fatty acid nutrition.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for the carrying values of assets and liabilities that are not readily apparent from other sources. On an on-going basis, the Company re-evaluates all of its estimates utilizing the most recent information available to it. Actual results may differ materially from these estimates under different assumptions or conditions and as additional information becomes available in future periods. The most significant estimates made by the Company are those concerning reserves against accounts receivable and inventory, the industrial accident reserve and the deferred tax asset valuation allowance. The following discussion provides further detail on those estimates.

Accounts Receivable Allowances - The Company provides allowances against accounts receivable for estimated bad debts, returns and deductions by customers for trade promotions and programs. These allowances are based upon the Company's historical experience with bad debt write-offs and customer deductions, customer creditworthiness, payment trends and general economic conditions. Allowances for bad debts and customer deductions were $416,000 at December 31, 2002 on gross trade accounts receivable of $3,306,800. While this estimate is one of the more significant estimates the Company makes in the preparation of its financial statements, Management does not consider it to be highly uncertain.

--------------------------------------------------------------------------------
                                                                         Page 14

Inventory Reserves - The Company provides reserves for obsolete, excess and slow-moving inventories in order to properly value its inventory at the lower of cost or market. The reserve estimates are based upon historical inventory usage, spoilage, current market conditions and anticipated future demand. Reserves for obsolete inventories were $548,000 at December 31, 2002 on total inventories of $5,817,600. While this estimate is one of the more significant estimates the Company makes in the preparation of its financial statements, Management does not consider it to be highly uncertain.

Deferred Tax Asset Valuation Allowance - As of December 31, 2002 the Company had net deferred tax assets of $1,997,900 primarily resulting from net operating loss carryforwards ("NOLS"). At December 31, 2002 the NOLS consisted of approximately $5,200,000 of Federal NOLS that expire at various times through 2021, and $2,800,000 of state NOLS that expire at various times through 2012. The majority of the NOLS originated from the pre-merger operations of OFPI. As a result of OFPI's acquisition by SNI, OFPI experienced an ownership change in excess of 50% for federal and state income tax purposes. Therefore, an annual limitation is placed by the taxing authorities on the Company's right to realize the benefit of the pre-merger NOLS. Management is unable to determine whether it is more likely than not that the net deferred tax assets will be realized. Accordingly, Management maintains a 100% valuation allowance against the net deferred tax assets for all periods presented in the financial statements. This valuation allowance is highly uncertain because its value depends upon the future taxable income of the Company.

Industrial Accident Reserve - During June 2002 the Company established a reserve of $200,000 to cover anticipated future expenses associated with an industrial accident that occurred on April 25, 2002 (see Note 3). The reserve was established to cover anticipated citations and fines from CAL-OSHA, applications to the Workers Compensation Appeals Board of the State of California for serious and willful misconduct penalties to be levied against the Company, and attorney's fees. As of December 31, 2002 there was $153,700 remaining in the industrial accident reserve. This reserve is highly uncertain because the CAL-OSHA proposed fines of $137,900 have been appealed and the applications for serious and willful misconduct penalties, if litigated, are an all-or-nothing proposition under which the Company will either be liable for $125,000 in total or nothing. Furthermore, the reserve does not cover potential criminal penalties against the Company which the Sonoma County District Attorney's office can levy for up to three years following the accident. Management does not believe the Company or any of its employees were guilty of criminal behavior in connection with the industrial accident. There have been no criminal actions filed against the Company as of the date of this report.


--------------------------------------------------------------------------------
Results of Operations for the Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001
--------------------------------------------------------------------------------

Summary of Results:

Management believes that earnings before interest, taxes, depreciation, amortization, gains or losses on the sales of product lines and the industrial accident ("EBITDA as adjusted") is an important measure of the Company's operating performance. For the year ended December 31, 2002 EBITDA as adjusted was $2,273,600 compared to $2,442,100 for the prior year, a decrease of $168,500 or 7%. The lower performance in 2002 was primarily attributable to increased spending on marketing programs for the consumer branded product lines and unabsorbed manufacturing overhead as a result of a shortage of flax seed due to drought conditions in much of Canada during 2002 and the West Coast port shutdown, which hampered the Company's ability to secure glass, partially offset by reduced general and administrative expenses.

Revenues:

SPOP's net sales for the year ended December 31, 2002 were $40,660,200 compared to $41,051,000 for 2001, a decrease of $390,800 or 1%. The decrease was attributable to the lost sales associated with the disposed product lines, partially offset by healthy sales growth in each of the Company's three major product lines. Comparable net sales (after eliminating the sales of disposed or discontinued product lines from both periods) increased by 20%.

--------------------------------------------------------------------------------
                                                                         Page 15



During the years ended December 31, 2002 and 2001, net sales by product line were as follows:

                                                      2002               2001         % Change
                                                      ----               ----         --------

Spectrum Naturals(R)Culinary Products            $ 18,487,800       $ 15,944,400        +16%
Spectrum Essentials(R)Nutritional Supplements       9,524,400          8,030,100        +19%
Spectrum Ingredients/Private Label Products         9,433,200          7,348,800        +28%
                                                 ------------       ------------       -----
Comparable Net Sales                               37,445,400         31,323,300        +20%
Disposed/Discontinued Product Lines                 3,214,800          9,727,700        -67%
                                                 ------------       ------------       -----
  Total Net Sales                                $ 40,660,200       $ 41,051,000         -1%
                                                 ============       ============       =====

Within the Spectrum Naturals(R) brand, net sales increased substantially versus the prior year in culinary oils (+11%), mayonnaise (+16%) and vinegar (+18%).
The Spectrum Essentials(R) brand net sales increased by 19%, driven by increased demand for flax oil as consumer awareness of the importance of essential fatty acids to overall health continued to rise. Net sales growth in the Spectrum
Essentials line would have been substantially higher in the absence of the flax seed shortage during the fourth quarter, which left the Company unable to meet demand until December. The Company has identified alternative sources of supply for 2003 and does not expect to experience difficulty in meeting demand for flax oil. The Spectrum Ingredients net sales growth was driven by strong demand for industrial culinary oils, particularly in the baked goods trade.

Cost of Goods Sold:

The Company's cost of goods sold increased as a percent of net sales for the year ended December 31, 2002 to 74.0% compared to 73.1% for the same period in 2001. The increase was primarily due to the effects of the April 2002 industrial accident which included $254,100 of expenses directly attributable to the accident, plus the impact of unabsorbed overhead as a result of the plant shutdown following the accident. The directly attributable expenses of $254,100 included a remaining reserve at December 31, 2002 of $153,700 to cover anticipated citations and fines from CAL-OSHA, worker's compensation appeals and attorney's fees. The balance of $100,400 represented cash expenditures for attorney's fees, safety consultants and assistance to the families of the deceased employees.

Also contributing to the increase in cost of goods sold as a percent of net sales versus the prior year was unabsorbed manufacturing overhead due to two other factors beyond the Company's control. The West Coast port shutdown, as a result of the longshoremen's strike, hampered the Company's ability to secure glass to keep its bottling line running at full capacity and the flax seed shortage, due to drought conditions in much of the growing area, shut down the SpectraVac flax oil production system for much of the fourth quarter. The
Company has secured an adequate supply of flax seed for 2003, however, the cost will be significantly higher.

Gross Profit:

Gross profit as a percent of net sales (gross margin) was 26.0% for 2002 versus
26.9% for the prior year. The reduction was primarily due to the effects of the industrial accident and the unabsorbed manufacturing overhead detailed above.

Sales and Marketing Expenses:

The Company's sales and marketing expenses for the year ended December 31, 2002 were $6,068,400 or 14.9% of net sales, versus $5,823,100 or 14.2% of net sales for 2001. The increase in spending of $245,300 was primarily attributable to higher spending on advertising, broker commissions, sampling and public relations, partially offset by the elimination of eleven full time employees formerly associated with the OI product lines disposed of on April 25, 2002.

--------------------------------------------------------------------------------
                                                                         Page 16

General and Administrative Expenses:

The Company's general and administrative expenses for the year ended December 31, 2002 were $2,949,500 or 7.3% of net sales, versus $3,194,900 or 7.8% of net sales for 2001. The decrease in spending of $245,400 was primarily attributable to reduced incentive compensation expense, lower professional fees, reduced bad debt expense and lower telephone expense.

Amortization of Goodwill:

In accordance with SFAS 142, the Company ceased the amortization of goodwill effective January 1, 2002. All remaining unamortized goodwill at January 1, 2002 was written-off in connection with the sale of the OI product lines on April 25, 2002. Amortization expense for the prior year was $520,700 based on an estimated useful life of twelve years.

Gain or Loss on Sales of Product Lines:

The Company recorded a net gain from the sales of product lines during the year ended December 31, 2002 of $210,300 and a non-cash loss of $4,803,200 during the prior year. The computations for both years are detailed in Note 2 to the financial statements.

Loss on Asset Impairment Writedown:

As described in Note 4 to the Financial Statements, the Company determined that the net goodwill associated with the Organic Ingredients product lines was impaired at December 31, 2001. Accordingly, the Company recorded a non-cash writedown of $950,000 during 2001 to reduce the goodwill to its net realizable value of $1,470,200.

Interest Expense:

The Company's interest expense for the year ended December 31, 2002 was $480,600 versus $912,800 for 2001. The reduction of $432,200 or 47% was primarily attributable to lower borrowing levels under the line of credit as a result of the sales of product lines and significant reductions in the prime rate during 2001. Non-cash interest expense of $49,500 and $96,100 was incurred during 2002 and 2001, respectively, for the value of the common stock purchase warrants issued to the private placement note holders.

Provision for Income Tax Expense:

During the year ended December 31, 2002 the Company recorded a provision for income taxes of $189,800 which represented final 2001 income taxes paid to the State of California of $7,200 plus estimated state income taxes due for 2002 of $182,600. The Company has federal net operating loss carryovers sufficient to offset all federal income taxes due on its estimated taxable income for 2002. However, the State of California recently announced a two year moratorium on the use of net operating loss carryovers, as a result of a budget crisis, effective January 1, 2002. Consequently, the Company will owe state income taxes estimated at $189,800 for 2002 as a result of the moratorium and alternative minimum taxes. The Company will also be liable for state income taxes for 2003.

Net Income (Loss):

The Company reported net income of $1,120,000 for the year ended December 31, 2002 versus a net loss of $5,205,800 for the prior year. The improvement in 2002 was primarily due to the non-cash loss during the prior year on the sale of product lines, the elimination of goodwill amortization effective January 1, 2002 and lower interest expense, partially offset by increased marketing spending in 2002 and the expenses associated with the industrial accident.

--------------------------------------------------------------------------------
                                                                         Page 17

Deferred Tax Assets:

Since the Company could not determine that it was more likely than not that the deferred tax benefits would be realized, a 100% valuation allowance has been maintained against the deferred tax assets for all periods presented.

Seasonality:

Historically, the Company has experienced little seasonal fluctuation in revenues. With regards to product purchasing, the Company will seasonally contract for certain raw materials for the entire year at harvest time or at planting time. These purchases take place annually from early spring to mid-summer and are affected to reduce the risk of price swings due to demand fluctuations. These annual purchases can create temporary overages and shortages in inventory.

Liquidity and Capital Resources:

The Company maintains a credit facility (the "Credit Agreement") with its primary lender, Wells Fargo Business Credit ("WFBC"), consisting of term debt and a $9,000,000 revolving line of credit that is secured by substantially all assets of the Company and bears interest at prime plus 1% to 1.25% per annum. Advances under the revolving line of credit are limited to a borrowing base consisting of certain eligible accounts receivable and inventory.

The Company could not operate its business without the Credit Agreement with WFBC or one similar to it. At December 31, 2002 the Company satisfied all financial covenants and other requirements under the Credit Agreement except for one covenant setting a limit on capital expenditures for 2002 of $600,000. Actual spending on capital expenditures was $631,500 in 2002. WFBC has granted the Company a waiver with regards to their default rights in connection with that covenant breach. Based on its prior experience with WFBC, Management believes the Company will continue to meet future financial covenants. Should the Company fail to meet future financial covenants (a "technical default"), WFBC would have certain rights, including the right to call all amounts due immediately. However, Management believes it would be unlikely for WFBC to exercise its right to terminate the Credit Agreement and call all amounts due in the event of a technical default by the Company.

At December 31, 2002 the Company had working capital of $596,700 which reflected an improvement of $1,626,400 versus the prior year. As described in Note 2 to the financial statements, the Company sold certain assets in April 2002 which has substantially improved the Company's liquidity and capital resources. The assets sold included inventories and goodwill associated with the Organic Ingredients business in fruits, vegetables, concentrates, purees and certain private label products sold to key retailers. Trade accounts receivable associated with the disposed product lines were not sold. The disposed product lines represented approximately 20% of the Company's net sales for the year ended December 31, 2001 and approximately 12% of its gross profit. The impact of the disposed product lines on EBITDA, as adjusted for the year ended December 31, 2001 was immaterial. Further details on the disposition can be found in the Company's Current Report on Form 8-K filed with the SEC on May 9, 2002.

The Company's bank overdraft as of December 31, 2002 was $589,300 compared to $546,400 at December 31, 2001. During 2002 the Company generated $689,600 in cash from operating activities, compared to using $906,900 in cash during 2001. The improvement was primarily due to the one-time reduction in trade payables made during the prior year with the cash proceeds from the sale of the tomato-based product lines. That sale enabled the Company to bring its vendors current for the first time since the merger.

Cash provided by investing activities during 2002 was $2,371,700 compared to $2,342,900 in 2001. There were no significant variances between years as both periods included cash proceeds from the sales of product lines and related inventories of approximately $3,000,000.

Cash used in financing activities was $3,061,500 in 2002 versus $1,435,700 in 2001. The increase was primarily due to the sharp reduction in the outstanding borrowings under the Company's line of credit with the cash proceeds from the

--------------------------------------------------------------------------------
                                                                         Page 18
sale of the OI product lines in April 2002. The second product line sale enabled the Company to reduce its dependency on the line of credit for day-to-day operations. At December 31, 2002 the Company had $1,696,700 in available borrowing capacity under its line of credit versus $955,800 at December 31, 2001 primarily as a result of the proceeds from the sale of the OI product lines. Also contributing to the increased use of cash in financing activities during 2002 was the early retirement of the private placement notes and the repayment of the loan outstanding against the cash surrender value of executive life insurance.

Management believes that future cash flows from operations should provide adequate funds to meet the Company's estimated cash requirements for the foreseeable future. The Company competes primarily in the organic and all natural foods industry and in the nutritional supplements category. While an economic downturn could decrease demand for the Company's products, which in turn could impact the Company's ability to meet its obligations to its creditors, Management believes that to be unlikely. Recent history has shown the three primary categories the Company competes in to be recession-resistant. Each category features double-digit annual sales growth and Management believes the Company's product offerings compete favorably with regards to taste and overall quality.

The Company has contractual cash obligations for future periods primarily with regards to debt service and non-cancelable leases. The following table discloses the Company's expected contractual cash obligations for future periods:


                                Contractual Cash Obligations ($ Thousands)

                         2003      2004      2005       2006     2007      2011
                         ----      ----      ----       ----     ----      ----

Long-term Debt           $ 481     $ 461     $ 265      $  16    $ --      $ 513
Capital Leases (1)          63        52        20        --       --        --
Operating Leases           186       246       250        250      250       --
                         -----     -----     -----      -----    -----     -----
Total Contractual
 Cash Obligations        $ 730     $ 759     $ 535      $ 266    $ 250     $ 513
                         =====     =====     =====      =====    =====     =====

(1) Includes amounts representing interest


Related Party Transactions and Other Financing Arrangements:

During the year ended December 31, 2002 there were two significant transactions with related parties. An investment banking fee for the sale of the OI product lines of $79,000 was paid to Moore Consulting, a sole proprietorship owned and operated by Phillip Moore, a non-executive Director of the Company. Moore Consulting has provided merger, acquisition and divestiture services to the Company for several years. The fee paid represented 2.5% of the total transaction value. There were also consulting fees of $66,000 paid to Running Stream Food and Beverage, Inc. ("RSFB") for private label sales and management services. RSFB is owned and operated by John Battendieri, a non-executive Director of the Company. The RSFB fees were negotiated by the Company as part of the sale of the OI product lines and mirror the arrangements made between RSFB and Acirca, Inc. (an unrelated party) for similar consulting services. The consulting contract between the Company and RSFB covers the period April 16, 2002 through April 16, 2004 and calls for monthly consulting fees of $8,300 plus expenses incurred. In the opinion of Management, both of these transactions were fair, reasonable and consistent with terms the Company could have obtained from unaffiliated third parties.

The Company does not utilize off-balance sheet financing arrangements. There were no transactions with special purpose entities that gave the Company access to assets or additional financing or carry debt that is secured by the Company. The Company does not engage in trading activities of any kind involving commodity contracts.

--------------------------------------------------------------------------------
                                                                         Page 19

New Applicable Accounting Pronouncements:

In July 2002 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires that a liability for expenses associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. Severance pay under SFAS 146, in many cases, would be recognized over time rather than up front. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. Management does not expect the adoption of SFAS 146 to have a material impact on the Company's financial condition or results of operations.

In December 2002 the FASB issued SFAS 148, "Accounting for Stock-Based Compensation Transition and Disclosure", which provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as prescribed in SFAS 123, "Accounting for Stock-Based Compensation." Additionally, SFAS 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 with early application permitted in certain circumstances. Management has evaluated the benefits of changing to the fair value method of accounting for stock-based compensation and has elected to continue to use the intrinsic value method. Accordingly, Management does not expect the adoption of SFAS 148 to have a material impact on the Company's financial condition or results of operations, but will comply with the additional disclosure provisions.

In November 2002 the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which is effective for financial statements issued after December 15, 2002. The Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities. However, these guarantees do not represent significant commitments or contingent liabilities in connection with the indebtedness of others.

In January 2003 the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of certain special purpose or variable interest entities. FIN 46 is applicable to financial statements issued after 2002, however, disclosures are required currently if the Company expects to consolidate any variable interest entities. There are no entities that will be consolidated with the Company's financial statements as a result of FIN 46.

--------------------------------------------------------------------------------
Results of Operations for the Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000
--------------------------------------------------------------------------------

Summary of Results:

Management believes that earnings before interest, taxes, depreciation, amortization, losses on the sale of product lines and asset writedowns ("EBITDA as adjusted") is an important measure of the Company's operating performance. For the year ended December 31, 2001 EBITDA as adjusted was $2,442,100 compared to $1,189,400 for the prior year, an increase of $1,252,700 or 105%. The improved performance in 2001 was primarily attributable to improved gross margins and reduced operating expenses.

Revenues:

SPOP's net sales for the year ended December 31, 2001 were $41,051,000 compared to $42,198,800 for 2000, a decrease of $1,147,800, or 2.7% versus 2000. The decrease in 2001 was primarily due to the lost sales associated with the disposed product lines, partially offset by higher sales of branded culinary products and nutritional supplements. Within the branded culinary products, sales were significantly higher than the prior year in packaged oil (+12%), packaged mayonnaise (+15%) and individually quick frozen fruits and vegetables (a new product category in 2001). Branded nutritional supplement sales increased 12% versus the prior year.

--------------------------------------------------------------------------------
                                                                         Page 20



Comparable net sales (after eliminating sales of disposed or discontinued product lines from both years) increased by 10% versus the prior year.

During the years ended December 31, 2001 and 2000, net sales by product line were as follows:


                                                       2001              2000         % Change
                                                       ----              ----         --------
Spectrum Naturals(R)Culinary Products              $15,944,400       $13,727,100        +16%
Spectrum Essentials(R)Nutritional Supplements        8,030,100         7,181,600        +12%
Spectrum Ingredients/Private Label Products          7,348,800         7,509,400        - 2%
                                                   -----------       -----------       ------
Comparable Net Sales                                31,323,300        28,418,100        +10%
Disposed/Discontinued Product Lines                  9,727,700        13,780,700        -29%
                                                   -----------       -----------       ------
Total Net Sales                                    $41,051,000       $42,198,800        - 3%
                                                   ===========       ===========       ======

Cost of Goods Sold:

The Company's cost of goods sold decreased as a percent of net sales for the year ended December 31, 2001 to 73.1% compared to 75.9% for 2000. The decrease was due primarily to lower costs on the nutritional supplement oils and packaged dairy case products, as well as lower cost of goods associated with the disposed product lines as a result of the Morgan Hill plant closure in July 2000.

Gross Profit:

Gross profit for the year ended December 31, 2001 was $11,041,300 versus
$10,175,100 for 2000, an increase of $866,200 or 8.5%. Gross profit as a percent of net sales (gross margin) was 26.9% for 2001 versus 24.1% for 2000, primarily due to the improved margins on the nutritional supplement products, packaged dairy case products and the lower cost of goods associated with the disposed tomato-based product lines as a result of the Morgan Hill shutdown. Also contributing to the improvement in 2001 was the change in the sales mix which featured higher sales of the higher-margin culinary and nutritional supplement branded product lines.

Sales and Marketing Expenses:

The Company's sales and marketing expenses for the year ended December 31, 2001 were $5,823,100 or 14.2% of net sales, versus $5,974,000 or 14.2% of net sales for 2000. The decrease in spending of $150,900 was primarily attributable to reduced spending on trade shows and consulting fees, partially offset by increased advertising.

General and Administrative Expenses:

The Company's general and administrative expenses for the year ended December
31, 2001 were $3,194,900 or 7.8% of net sales, versus $3,542,700 or 8.4% of net sales for 2000. The decrease in spending of $347,800 was primarily attributable to lower banking, accounting and legal fees, partially offset by increased insurance and utility costs.

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

--------------------------------------------------------------------------------
                                                                         Page 21

Gain or Loss on Sales of Product Lines:

As described in Note 2 to the Financial Statements, the Company sold its tomato-based product lines for $2,350,000 plus saleable inventories to Acirca, Inc., an unrelated third party, in June 2001. Since the product lines sold comprised all of the remaining assets of OFPI, the remaining net goodwill associated with the reverse acquisition of OFPI in October 1999 of $6,776,200 was written-off as part of the entry to record the sale. Accordingly, after accounting for transaction costs and eliminating escrowed funds not collected prior to December 31, 2001 from the consideration received, the Company recorded a non-cash loss on the sale of the OFPI product lines of $4,803,200 during 2001.

Loss on Asset Writedowns and Plant Closure:

As a result of negotiations that were underway at December 31, 2001 for the sale of the Organic Ingredients product lines, the Company determined that the net goodwill associated with the OI product lines was impaired. Accordingly, the Company recorded a non-cash writedown of $950,000 to reduce the goodwill carrying amount at December 31, 2001 to $1,470,200, its estimated net realizable value.

Also as described in Note 4 to the Financial Statements, the Company closed its leased manufacturing facility in Morgan Hill, California during 2000 and transferred the production of the tomato-based product lines (which were subsequently sold to Acirca, Inc.) to a third party co-packer. A loss on the sale of the production equipment and the abandonment of leasehold improvements at the Morgan Hill facility of $436,500 was recorded in 2000.

Interest Expense:

The Company's interest expense for the year ended December 31, 2001 was $912,800 versus $1,381,500 for 2000. The reduction of $468,700 or 34% was primarily attributable to lower borrowing levels following the sale of the OFPI product lines, significant reductions in the prime rate during 2001 and lower non-cash interest expense associated with the private placement notes. Non-cash interest expense of $96,100 was recorded during the year ended December 31, 2001 versus $118,700 for 2000 for the value of the common stock purchase warrants issued to the private placement note holders.

Net Loss:

The Company reported a net loss of $5,205,800 and $2,002,300 for the years ended December 31, 2001 and December 31, 2000, respectively. Excluding the non-cash losses on the disposed product lines, asset writedowns and plant closure, the Company reported pro-forma net income of $547,400 versus a pro-forma net loss of $1,565,800 for the prior year. The improvement in 2001 was primarily due to improved gross margins, reduced interest expense and lower operating expenses.

Related Party Transactions and Other Financing Arrangements:

During the year ended December 31, 2001 there were three significant transactions with related parties. The Company paid consulting fees of $70,000 for management advisory services rendered by Moore Consulting, a sole proprietorship owned and operated by Phillip Moore, a non-executive Director of the Company. Also, an investment banking fee for the sale of the OFPI product lines of $78,200 was paid to Moore Consulting. The fee paid represented 2.5% of the total transaction value which, in the opinion of Management, was fair, reasonable and consistent with terms the Company could have obtained from an unaffiliated investment banker.

In February 2001 the Company sold 160,000 restricted shares under Regulation D of the Securities Act of 1933 to a non-executive Director of the Company for $0.3125 per share, the closing price of the Company's common stock as quoted on the OTC Bulletin Board system on the day the transaction was approved by the Company's disinterested members of the Board of Directors. The Company applied the proceeds of $50,000 toward the expansion of its proprietary SpectraVac technology. In addition, the Company issued 160,000 common stock purchase warrants to the non-executive Director at an exercise price of $0.3125 per share, which expire in February 2006.

--------------------------------------------------------------------------------
                                                                         Page 22



The Company does not utilize off-balance sheet financing arrangements. There were no transactions with special purpose entities that gave the Company access to assets or additional financing or carry debt that is secured by the Company.
The Company does not engage in trading activities of any kind involving commodity contracts.


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

Throughout the course of its fiscal year, the Company utilizes a variable interest rate line of credit at various borrowing levels. For the year ended
December 31, 2002 the average outstanding balance under the line of credit was approximately $3,153,000 with a weighted average interest rate of 6.5%. The line of credit agreement calls for the interest rate to float at the prime rate plus
100 basis points.

Certain Company debt items are sensitive to changes in interest rates. The following table summarizes principal cash flows and related weighted average interest rates by expected maturity date for long-term debt, excluding capital leases ($ thousands):

                                                               Expected Maturity Date
                             Outstanding                     (Years Ended December 31)
                            Dec. 31, 2002      2003        2004       2005       2006        2007       2011
                            -------------      ----        ----       ----       ----        ----       ----
Long Term Debt:
Fixed Rate                     $1,080.4       $275.2      $275.2     $228.2     $ 15.6         --      $286.2
  Avg. Int. Rate                    8.5%         9.3%        9.3%       9.2%       9.0%        --         6.5%
Variable Rate                    $429.0       $206.4      $185.8     $ 36.8        --          --          --
  Avg. Int. Rate                    5.5%         6.3%        5.9%       6.8%       --          --          --

In the ordinary course of its business, the Company enters into commitments to purchase raw materials over a period of time, generally six months to one year, at contracted prices. At December 31, 2002 these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------
Spectrum Organic Products, Inc.

Financial Statements
Years Ended December 31, 2002, 2001 and 2000

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

================================================================================

--------------------------------------------------------------------------------
                                                                         Page 23

Statement of Management Responsibility

Spectrum Organic Products' management is responsible for the preparation, integrity and objectivity of the financial statements and other financial information presented in this report. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect the effects of certain estimates and judgments made by management.

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

Our financial statements have been audited by BDO Seidman, LLP, independent accountants. Their audits were conducted in accordance with auditing standards generally accepted in the United States of America, and included a review of financial controls and tests of accounting records and procedures as they considered necessary in the circumstances. Their report follows this statement by management.

The Audit Committee of the Board of Directors, which consists entirely of outside directors, meets regularly with management and the independent accountants to review accounting, reporting, auditing and internal control matters. The Committee has direct and private access to both the Chief Financial Officer and the independent accountants.





/s/  Neil G. Blomquist                       /s/  Robert B. Fowles
---------------------------                 ------------------------------------
     Neil G. Blomquist                            Robert B. Fowles
     President and Chief                          Chief Financial Officer
     Executive Officer                            and Secretary

--------------------------------------------------------------------------------
                                                                         Page 24

Report of Independent Certified Public Accountants

To the Stockholders and Board of Directors of Spectrum Organic Products, Inc.

We have audited the accompanying balance sheets of Spectrum Organic Products, Inc. as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. We have also audited the schedule listed in the accompanying index. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Organic Products, Inc. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

Also in our opinion, the schedule presents fairly in all material respects, the information set forth therein.

As discussed in note 8 to the financial statements, effective January 1, 2002 the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", as required for the accounting of its goodwill and other intangible assets.





/s/  BDO Seidman, LLP
----------------------------------
     BDO Seidman, LLP
     San Francisco, California

February 21, 2003

--------------------------------------------------------------------------------
                                                                         Page 25



Spectrum Organic Products, Inc.


Balance Sheets
=====================================================================================================
As of December 31,                                                           2002            2001
-----------------------------------------------------------------------------------------------------

Assets

Current Assets:
  Cash                                                                  $      1,000    $      1,200
  Accounts receivable, net (Note 5)                                        3,075,200       3,427,900
  Inventories, net (Note 6)                                                5,269,600       5,966,600
  Prepaid expenses and other current assets                                   79,600          68,900
                                                                        ------------    ------------
Total Current Assets                                                       8,425,400       9,464,600
                                                                        ------------    ------------
Property and Equipment, net (Notes 4, 7 and 13)                            3,447,400       3,239,000
                                                                        ------------    ------------

Other Assets:
  Goodwill, net (Notes 2, 4 and 8)                                              --         1,470,200
  Other intangible assets, net (Note 9)                                       42,000          54,000
  Other assets                                                               271,900          72,000
                                                                        ------------    ------------

Total Other Assets                                                           313,900       1,596,200
                                                                        ------------    ------------

Total Assets                                                            $ 12,186,700    $ 14,299,800
                                                                        ============    ============

Liabilities and Stockholders' Equity

Current Liabilities:
  Bank overdraft                                                        $    589,300    $    546,400
  Line of credit (Note 10)                                                 2,479,800       4,598,800
  Accounts payable, trade (Note 6)                                         3,330,000       3,676,600
  Accrued expenses (Note 18)                                                 722,500         904,300
  Income taxes payable (Note 14)                                             176,000            --
  Current maturities of notes payable, former stockholder (Note 11)          187,500         281,300
  Current maturities of notes payable, stockholders (Note 12)                 87,600         111,700
  Current maturities of notes payable & capital lease obligations
     (Note 13)                                                               256,000         375,200
                                                                        ------------    ------------

Total Current Liabilities                                                  7,828,700      10,494,300

Notes payable, former stockholder, less current maturities (Note 11)         676,800         811,200
Notes payable, stockholders, less current maturities (Note 12)               128,400         225,500
Notes payable & capital lease obligations, less current maturities
     (Note 13)                                                               278,900         671,300
                                                                        ------------    ------------

Total Liabilities                                                          8,912,800      12,202,300
                                                                        ------------    ------------

Commitments and Contingencies (Notes 10 and 18)

Stockholders' Equity (Notes 1, 16, 17, 18 and 19):
  Preferred stock, 5,000,000 shares authorized, no shares issued or
     outstanding                                                                --              --
  Common stock, without par value, 60,000,000 shares authorized,
     45,705,571 and 45,698,661 issued and outstanding at December 31,
     2002 and 2001                                                         9,430,100       9,373,700
  Accumulated deficit                                                     (6,156,200)     (7,276,200)
                                                                        ------------    ------------

Total Stockholders' Equity                                                 3,273,900       2,097,500
                                                                        ------------    ------------

Total Liabilities and Stockholders' Equity                              $ 12,186,700    $ 14,299,800
                                                                        ============    ============


                          See accompanying summary of significant accounting
                             policies and notes to financial statements.

-----------------------------------------------------------------------------------------------------
                                                                                              Page 26



Spectrum Organic Products, Inc.


Statements of Operations

=========================================================================================

For the years ended December 31,                 2002            2001            2000
-----------------------------------------------------------------------------------------
Net Sales (Note 5)                           $ 40,660,200    $ 41,051,000    $ 42,198,800

Cost of Goods Sold (Notes 3, 4, 6 and 18)      30,077,100      30,009,700      32,023,700
                                             ------------    ------------    ------------

Gross Profit                                   10,583,100      11,041,300      10,175,100
                                             ------------    ------------    ------------

Operating Expenses:

Sales and Marketing                             6,068,400       5,823,100       5,974,000

General and Administrative                      2,949,500       3,194,900       3,542,700

Amortization of Goodwill (Notes 2 and 8)             --           520,700         909,600
                                             ------------    ------------    ------------

Total Operating Expenses                        9,017,900       9,538,700      10,426,300

Gain (Loss) on Sales of Product
  Lines (Note 2)                                  210,300      (4,803,200)           --

Loss on Asset Impairment Writedown and
 Plant Closure Notes 4 and 7)                        --          (950,000)       (436,500)
                                             ------------    ------------    ------------

Income (Loss) From Operations                   1,775,500      (4,250,600)       (687,700)
                                             ------------    ------------    ------------
Other Income (Expense):

Interest Expense (Notes 10, 11, 12 and 13)       (480,600)       (912,800)     (1,381,500)

Other, Net                                         14,900         (42,400)         70,800
                                             ------------    ------------    ------------

Total Other Expense, Net                         (465,700)       (955,200)     (1,310,700)
                                             ------------    ------------    ------------
Income (Loss) Before Taxes                      1,309,800      (5,205,800)     (1,998,400)

Provision for Income Taxes (Note 14)             (189,800)           --            (3,900)
                                             ------------    ------------    ------------

Net Income (Loss)                            $  1,120,000    $ (5,205,800)   $ (2,002,300)
                                             ------------    ------------    ------------

Basic and Fully Diluted Income (Loss) Per
 Share (Note 16)                             $       0.02    $      (0.12)   $      (0.05)
                                             ============    ============    ============

Weighted Average Shares Outstanding            45,699,627      45,278,517      44,234,378
                                             ============    ============    ============


                    See accompanying summary of significant accounting
                        policies and notes to financial statements.

-----------------------------------------------------------------------------------------
                                                                                  Page 27



Statement of Stockholders' Equity

For the years ended December 31, 2000, 2001 and 2002
===============================================================================================================
                                                                                     Retained       Total
                                                                                     Earnings    Stockholders'
                                                              Common Stock         (Accumulated     Equity
                                                           Shares       Amount       Deficit)      (Deficit)
---------------------------------------------------------------------------------------------------------------
Balances, January 1, 2000                               43,914,186   $ 8,481,500   $   (68,100)   $ 8,413,400

Restricted common shares issued in connection with
  the settlement of litigation                             400,000       318,800          --          318,800

Exercise of warrants issued in connection with the
  private placement notes (Notes 13 and 17)                181,642         1,400          --            1,400

Warrants issued in connection with the private
  placement notes (Notes 13 and 17)                           --         118,700          --          118,700

Net loss for the year                                         --            --      (2,002,300)    (2,002,300)
                                                       -----------   -----------   -----------    -----------

Balances, December 31, 2000                             44,495,828   $ 8,920,400   $(2,070,400)   $ 6,850,000

Restricted common shares issued to a non-executive
  Director of the Company, under a private sale
  (Note 19)                                                160,000        50,000          --           50,000

Restricted common shares issued to non-executive
  Directors of the Company, in lieu of cash
  compensation for Board fees earned during CY 2000         64,000        20,000          --           20,000

Restricted common shares issued to four note holders
  under the private placement conversion offer to
  convert the notes to equity (Note 13)                    630,000       168,200          --          168,200

Warrants net exercised by the note holders under the
  private placement (Notes 13 and 17)                      230,883          --            --             --

Warrants issued in connection with the private
  placement notes (Notes 13 and 17)                           --          96,100          --           96,100

Options issued to Global Natural Brands, Ltd. in
  final settlement of litigation                              --          25,300          --           25,300

Shares issued to the Trustee for the Chapter 7
  estate of Sunny Farms in final settlement of
  litigation                                               117,950        93,700          --           93,700

Net loss for the year                                         --            --      (5,205,800)    (5,205,800)
                                                       -----------   -----------   -----------    -----------

Balances, December 31, 2001                             45,698,661   $ 9,373,700   $(7,276,200)   $ 2,097,500

Warrants net exercised by the note holders under the
  private placement notes (Notes 13 and 17)                  6,910          --            --             --

Warrants issued in connection with the private
  placement notes (Notes 13 and 17)                           --          49,500          --           49,500

Non-qualified stock options issued                            --           6,900          --            6,900

Net income for the year                                       --            --       1,120,000      1,120,000
                                                       -----------   -----------   -----------    -----------

Balances, December 31, 2002                             45,705,571   $ 9,430,100   $(6,156,200)   $ 3,273,900
                                                       ===========   ===========   ===========    ===========


                               See accompanying summary of significant accounting
                                   policies and notes to financial statements.

---------------------------------------------------------------------------------------------------------------
                                                                                                        Page 28



Spectrum Organic Products, Inc.


Statements of Cash Flows

=============================================================================================================
For the years ended December 31,                                     2002            2001           2000
-------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                               $  1,120,000    $ (5,205,800)   $ (2,002,300)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by (Used in) Operating Activities:
  Provision for allowance against receivables                         47,000          68,300         294,900
  Provision for reserves for inventory obsolescence                  262,200         300,500         614,500
  Depreciation and amortization                                      454,300         418,800         531,000
  Amortization of goodwill                                              --           520,700         909,600
  Loss on asset writedowns and plant closure                            --           950,000         436,500
  (Gain) Loss on sale of product lines                              (210,300)      4,803,200            --
  (Gain) Loss on sale of assets                                         --            84,100         (50,000)
  Imputed interest on notes payable and warrants issued               71,300         107,600         169,300
  Capitalized interest on construction in progress                   (27,800)        (49,200)        (54,800)
  Increase in cash surrender value of life insurance                 (21,800)        (18,900)        (21,200)
  Imputed expense on non-qualified stock options                       6,900            --              --
  Directors fees paid in common stock                                   --            20,000            --
  Professional fees paid via issuance of notes payable                  --              --            75,000
  Amortization of original issue discount on unsecured
    subordinated notes                                                  --              --            55,200
Changes in Assets and Liabilities:
  Accounts receivable                                                430,400        (524,500)        284,800
  Inventories                                                     (1,057,700)       (420,600)       (704,000)
  Income tax refunds receivable                                         --              --            31,100
  Prepaid expenses and other current assets                          (10,700)         42,900         103,400
  Other assets                                                       (21,800)         11,000         112,100
  Accounts payable                                                  (346,600)     (2,203,900)         24,000
  Accrued expenses                                                  (181,800)        188,900        (436,300)
  Income taxes payable                                               176,000            --           (13,300)
                                                                ------------    ------------    ------------

Net Cash Provided by (Used in) Operating Activities                  689,600        (906,900)        359,500
                                                                ------------    ------------    ------------

Cash Flows From Investing Activities:
  Purchase of property and equipment                                (631,500)       (473,500)       (308,500)
  Proceeds from sale of product lines and related inventories      3,215,200       2,953,100          50,000
  Transaction fees on sale of product lines                         (152,000)       (139,700)           --
  Proceeds from sale of assets                                          --             3,000         383,000
  Merger and related transaction costs                                  --              --          (105,000)
  Packaging development costs                                        (60,000)           --              --
                                                                ------------    ------------    ------------

Net Cash Provided by Investing Activities                          2,371,700       2,342,900          19,500
                                                                ------------    ------------    ------------

Cash Flows From Financing Activities:
  Increase in checks drawn against future deposits                    42,900           7,400         309,700
  Proceeds from lines of credit                                   43,931,000      43,677,700      44,317,300
  Repayment of lines of credit                                   (46,050,000)    (44,511,000)    (43,823,100)
  Repayment of notes payable, former stockholder                    (250,000)       (265,600)       (381,300)
  Repayment of notes payable to stockholders                        (121,200)       (160,800)       (264,000)
  Proceeds of notes payable                                             --           132,700         276,100
  Repayment of notes payable                                        (442,600)       (287,500)       (754,300)
  Repayment of life insurance loan                                  (102,600)           --              --
  Repayment of capitalized lease obligations                         (69,000)        (78,600)        (61,000)
  Restricted shares purchased by board member                           --            50,000            --
  Warrants exercised                                                    --              --             1,400
                                                                ------------    ------------    ------------

Net Cash Used in Financing Activities                             (3,061,500)     (1,435,700)       (379,200)
                                                                ------------    ------------    ------------

Net Increase (Decrease) in Cash                                         (200)            300            (200)

Cash, beginning of the year                                            1,200             900           1,100
                                                                ------------    ------------    ------------

Cash, end of the year                                           $      1,000    $      1,200    $        900
                                                                ------------    ------------    ------------

Supplemental Disclosure of Cash Flow Information:
  Cash paid for income taxes                                    $     13,800    $        800    $     15,700
  Cash paid for interest                                        $    446,300    $    805,200    $  1,031,500

Non-Cash Financing Activities:
  Conversion of notes payable to common stock                   $       --      $    168,200    $       --
                                                                ============    ============    ============


                              See accompanying summary of significant accounting
                                  policies and notes to financial statements.

-------------------------------------------------------------------------------------------------------------
                                                                                                      Page 29

Spectrum Organic Products, Inc.

Summary of Significant Accounting Policies

================================================================================

Business Divestitures and Basis of Presentation
-----------------------------------------------

The Company was formed on October 6, 1999 by the four-way reverse merger of Spectrum Naturals, Inc. ("SNI"), its affiliate Spectrum Commodities, Inc. ("SCI"), Organic Ingredients, Inc. ("OI") with and into Organic Food Products, Inc. ("OFPI"). On June 11, 2001 and April 25, 2002 the Company divested the OFPI and OI product lines, respectively, in order to raise working capital and focus on its core business in healthy fats and oils. Accordingly, results of operations for the years ended December 31, 2001 and 2002 include the operating results of the disposed product lines until the dates of sale.

Nature of Operations
--------------------

The Company manufactures, packages and sells nutritional supplements and organic and natural food products, including cooking and nutritional oils, condiments, dressings and spreads on a wholesale basis to distributors throughout the United States, Canada, Europe and the Far East and to other manufacturers as industrial organic ingredients. Company headquarters, principal manufacturing facilities and industrial ingredient warehousing and distribution are located in Petaluma, California. Warehousing and distribution of the Company's branded product lines has been consolidated at a third-party facility in Rancho Cucamonga, California.

Business Segments
-----------------

The Company does not presently manage its operations by business segment and does not prepare internal financial statements by business segment for use by Management. Accordingly, the Company's results of operations and financial position have not been disaggregated and reported by business segment since the information is presently unavailable to the Company's chief operating decision maker.

Critical Accounting Estimates
-----------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for the carrying values of assets and liabilities that are not readily apparent from other sources. On an on-going basis, the Company re-evaluates all of its estimates utilizing the most recent information available to it. Actual results may differ materially from these estimates under different assumptions or conditions and as additional information becomes available in future periods. The most significant estimates made by the Company are those concerning reserves against accounts receivable and inventory, the industrial accident reserve and the deferred tax asset valuation allowance.

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

--------------------------------------------------------------------------------
                                                                         Page 30



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

All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with the accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with SFAS 123, the Company's net income or loss and net income or loss per share for the years ended December 31, 2002, 2001 and 2000 would have been adjusted to the pro-forma amounts presented below:

Years ended December 31,                                         2002              2001              2000
------------------------------------------------------------------------------------------------------------
Net income (loss) as reported                                $ 1,120,000       $(5,205,800)      $(2,002,300)
Less: Total compensation expense under fair value
   method for all stock-based awards, net of related
   tax effects                                                  (109,700)          (93,300)          (46,200)
                                                             -----------       -----------       -----------
Pro-forma net income (loss)                                  $ 1,010,300       $(5,299,100)      $(2,048,500)
                                                             ===========       ===========       ===========
Basic and diluted income (loss) per share:
  As reported                                                $      0.02       $     (0.12)      $     (0.05)
  Pro-forma                                                  $      0.02       $     (0.12)      $     (0.05)
============================================================================================================

The fair value of option grants for 2002 was estimated on the date of grant utilizing the Black-Scholes option-pricing model, with the following assumptions: expected life of five years, risk-free interest rate of 2.5%, no dividend yield and volatility of 142% to 214%.

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

Accounts Receivable Allowances
------------------------------

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

Inventory
---------

Inventory is stated at the lower of cost (first-in, first-out method) or market.
Reserves are maintained for obsolete or unsaleable inventories to reduce the carrying cost of such inventories to market value. The reserve estimates are based upon historical inventory usage, spoilage, current market conditions and anticipated future demand.

--------------------------------------------------------------------------------
                                                                         Page 31

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

Goodwill and Intangible Assets
------------------------------

The excess of purchase consideration including transaction costs over the identifiable tangible and intangible net assets of businesses acquired is recorded as goodwill. Through December 31, 2001 goodwill was amortized under the straight-line method over the estimated useful life of twelve years. In accordance with SFAS 142, the Company ceased the amortization of goodwill as of January 1, 2002. On April 25, 2002 the Company sold the Organic Ingredients product lines and related goodwill which reduced goodwill to zero.

Trademark, label development and other intangible assets without an indefinite life are amortized under the straight-line method over their estimated useful lives, generally five years.

Long-Lived Assets
-----------------

Long-lived assets including property and equipment, goodwill and other intangible assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, or whenever Management has committed to a plan to dispose of the assets. Such assets are carried at the lower of cost or fair market value as estimated by Management based on appraisals, current market value or comparable sales value, as appropriate. Long-lived assets to be retained that are affected by such impairment losses are depreciated or amortized at their new carrying amount over the remaining estimated life. Long-lived assets to be sold or otherwise disposed of are not subject to further depreciation or amortization.

Income Taxes
------------

The Company accounts for corporate income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and deferred tax liabilities for the expected future tax consequences of temporary timing differences between the financial statement amounts and the tax basis of assets and liabilities. Deferred tax assets are subject to a valuation allowance in the event Management believes there is risk that the future tax benefits may not be realized.

Revenue Recognition
-------------------

In accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), the Company recognizes revenue once there is evidence of an arrangement (such as a customer purchase order), the price and terms are final, delivery has occurred and collectibility is reasonably assured. Accordingly, sales and cost of goods sold are recognized when goods are shipped, at which time title and risk of loss have passed to the customer. The vast majority of the Company's sales are shipped under customer-arranged freight terms. In all other cases, shipping charges to customers are included in revenue with an offsetting expense included in cost of sales.

--------------------------------------------------------------------------------
                                                                         Page 32

Advertising Costs
-----------------

Magazine advertising is expensed at the on-stand date when the consumer or trade is first exposed to the ad. Costs associated with the production of pamphlets and similar advertising literature are expensed in the initial period of distribution. Other advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2002, 2001 and 2000 were $1,241,600, $810,300 and $660,000, respectively.

Fair Value of Financial Instruments
-----------------------------------

The Company's notes payable and capital lease obligations approximate fair value based on rates currently available for debt with similar terms and maturities. The fair value of the line of credit approximates book value because the interest rate fluctuates with changes in the prime rate. The Company's commitments to purchase inventory approximate fair value because they do not differ materially from current market prices available to the Company and they do not exceed 12 months in duration.

Net Income or Loss per Share
----------------------------

Basic income or loss per share is computed by dividing net income or loss attributable to common shares by the weighted average number of common shares outstanding during each period. Fully diluted income or loss per share is similar to basic income or loss per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock options or warrants, as if they had been issued.

For fiscal year 2002 there was no difference between basic and fully diluted income per common share because the dilutive effect of the exercise of common stock options and warrants is insignificant.

For the fiscal years 2001 and 2000 there was no difference between basic and fully diluted loss per common share because the effects of the exercise of common stock options and warrants were anti-dilutive, given the net loss incurred in those years. For each year presented, the following potential convertible common shares were outstanding:

                     Number of Potential Convertible Shares
                     --------------------------------------

                                          2002           2001           2000
                                          ----           ----           ----
Stock Options                           3,898,115      3,225,315      2,010,115
Stock Warrants                            682,606        843,156        608,156
                                        ---------      ---------      ---------
Total Potential Convertible Shares      4,580,721      4,068,471      2,618,271
                                        =========      =========      =========

New Applicable Accounting Pronouncements
----------------------------------------

In May 2000 the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives". In April 2001 the EITF reached a consensus on Issue 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services". Both Issue 00-14 and 00-25 have been codified under Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products". The Company adopted this Issue effective with the first quarter of 2002. EITF 01-09 requires the characterization of certain vendor sales incentives such as promotions, trade ads, slotting fees, and coupons as reductions of revenue. Certain of these expenses, previously classified as sales and marketing costs, are now characterized as offsets to revenue. Reclassifications have been made to prior

--------------------------------------------------------------------------------
                                                                         Page 33
period financial statements to conform to the current year presentation. Total vendor sales incentives now characterized as reductions of revenue that previously would have been classified as sales and marketing costs were $341,600, $333,000 and 291,300 for 2002, 2001 and 2000, respectively.

In June 2001 the FASB finalized SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires the recognition of acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. SFAS 142 changes the way that companies account for goodwill, in that goodwill is no longer amortized but instead is tested (along with any other unamortized intangible assets) for impairment at least annually. The Company adopted the provisions of SFAS 142 effective January 1, 2002 (see Note 8).

In August 2001 SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets" was issued, superseding SFAS 121, "Accounting for the Impairment of Long-lived Assets to be Disposed of". SFAS 144 provides guidance on how long-lived assets used as part of a group should be evaluated for impairment, establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company's financial position and results of operations have not been affected by the adoption of SFAS 144.

In July 2002 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires that a liability for expenses associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. Severance pay under SFAS 146, in many cases, would be recognized over time rather than up front. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. Management does not expect the adoption of SFAS 146 to have a material impact on the Company's financial condition or results of operations.

In December 2002 the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as prescribed in SFAS 123, "Accounting for Stock-Based Compensation". Additionally, SFAS 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 with early application permitted in certain circumstances. Management has evaluated the benefits of changing to the fair value method of accounting for stock-based compensation and has elected to continue to use the intrinsic value method. Accordingly, Management does not expect the adoption of SFAS 148 to have a material impact on the Company's financial condition or results of operations.

In November 2002 the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which is effective for financial statements issued after December 15, 2002. The Company has various guarantees included in contracts in the normal course of business primarily in the form of indemnities. However, these guarantees do not represent significant commitments or contingent liabilities in connection with the indebtedness of others.

In January 2003 the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of certain special purpose or variable interest entities. FIN 46 is applicable to financial statements issued after 2002, however, disclosures are required currently if the Company expects to consolidate any variable interest entities. There are no entities that will be consolidated with the Company's financial statements as a result of FIN 46.

--------------------------------------------------------------------------------
                                                                         Page 34

Reclassifications
-----------------

Certain reclassifications have been made to the prior year financial statements to be consistent with the current year presentation. These reclassifications had no impact on prior years net income or retained earnings.

--------------------------------------------------------------------------------
                                                                         Page 35

Spectrum Organic Products, Inc.


Notes to Financial Statements

================================================================================



1.  Business Combination and Subsequent Divestitures
----------------------------------------------------

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

On June 11, 2001 the Company sold the OFPI tomato-based product lines to Acirca, Inc., an unrelated third party. Accordingly, results for the year ended December 31, 2001 include the operating results associated with the OFPI disposed product lines until the date of sale.

On April 25, 2002 the Company sold the OI industrial ingredient product lines in fruits, vegetables, concentrates and purees to Acirca. Accordingly, results for the year ended December 31, 2002 include the operating results associated with the OI disposed product lines until the date of sale.


2.  Sales of Product Lines
--------------------------

On April 25, 2002 the Company entered into an Asset Purchase Agreement with Acirca, Inc. pursuant to which the Company sold certain product lines from the Company's Aptos-based industrial ingredients business. The product lines sold included the Organic Ingredients ("OI") business in fruits, vegetables, concentrates and purees as well as certain key retailer private label product lines. The Spectrum Ingredients product lines consisting of culinary oils, vinegars and nutritional supplements were not part of the sale.

The total consideration was $3,167,000 in cash, which included $1,417,000 for saleable inventory sold to Acirca. Also included in the total consideration received was $250,000 that was deposited into an escrow account to be applied towards indemnity claims of Acirca or, to the extent not utilized for any indemnity claims of Acirca, to be released to the Company in two equal installments on August 30, 2002 and December 31, 2002. The first installment of $125,000 was received in full on September 3, 2002. The final installment of $124,700 was received on January 31, 2003 and consisted of $125,000 plus interest earned on the escrowed funds less the escrow agent fees.

On June 11, 2001 the Company sold its tomato-based consumer product lines to Acirca for $3,128,100 in cash which included $778,100 for saleable inventory and $350,000 that was deposited into an escrow account to be applied towards indemnity claims of Acirca. To the extent the escrowed funds were not utilized for any indemnity claims of Acirca, they were to be released to the Company in two equal installments at the six month and one year anniversaries of the sale. The first installment of $175,000 was received in full in December 2001. The final installment of $173,200 was received on July 17, 2002 and consisted of $175,000 plus interest earned on the escrowed funds less $6,700 paid to Acirca in full satisfaction of their indemnity claims. Due to the contingent nature of the escrowed funds, they were not recorded as consideration until constructive receipt.

Since both product line sales comprised all of the remaining assets of both OI and OFPI, the remaining net goodwill associated with the reverse acquisition of both companies in October 1999 was written off as a result of the sales. Accordingly, the Company recorded the following gains and losses on the product line sales for the years ended December 31, 2002 and 2001:

--------------------------------------------------------------------------------
                                                                         Page 36




                                                                ----Sales of Product Lines----
                                                                2002                       2001
                                                             -----------                -----------

     Total consideration                                     $ 3,167,000                $ 3,128,100
     Less escrowed funds included above                         (250,000)                  (350,000)
                                                             -----------                -----------
     Net cash proceeds from sales                              2,917,000                  2,778,100

     Assets sold:
       Inventories                                            (1,417,000)                  (778,100)
       Fixed assets, net of accumulated depreciation              (8,600)                   (10,500)
       Goodwill, net of accumulated amortization              (1,470,200)                (6,776,200)
       Other assets                                               (6,300)                      --
     Transaction costs                                          (152,000)                  (139,700)
     Reserve for remaining inventories not purchased             (75,500)                   (51,800)
                                                             -----------                -----------
     Loss before collection of previously escrowed funds        (212,600)                (4,978,200)
     Subsequent collection of escrowed funds                     422,900                    175,000
                                                             -----------                -----------
     Net Gain (Loss) on Sales of Product Lines               $   210,300                $(4,803,200)
                                                             ===========                ===========

In both cases the Company applied the cash proceeds received against the outstanding borrowings under its revolving line of credit.

Included in accounts receivable at December 31, 2002 was $124,700 of the escrowed funds on the sale of OI, which was contractually due at December 31, 2002 and received on January 31, 2003 after final negotiations between the parties were completed. After accounting for the escrowed funds and the OI goodwill impairment writedown recorded in December 2001 (see Note 4), the final net loss on the sale of OI was $912,900.

After accounting for the final collection of the escrowed funds and related interest on the 2001 sale of the OFPI product lines, which were not recorded at the time of the sale due to their contingent nature, the final net loss on the sale of the OFPI product lines was $4,630,000.

The transaction costs represented investment banking, legal fees and other expenses associated with closing the sales. Investment banking fees totaling
$157,200 were paid to Moore Consulting, a sole proprietorship owned and operated by Phillip L. Moore, a non-executive Director of the Company. The fees were 2.5% of the total consideration on both sales. The reserve recorded for remaining inventories represented losses incurred or anticipated on inventories previously sold by the Company under the disposed product lines that were not purchased by Acirca.


3.  Industrial Accident
-----------------------

On April 25, 2002 a tragic industrial accident occurred at the Company's manufacturing facility located in Petaluma, California in which two employees died from asphyxiation during regular routine maintenance of empty oil tanks. An investigation has been completed by the State of California Division of Occupational Safety and Health ("CAL-OSHA") and the Petaluma Police Department.
On October 18, 2002 Management met with CAL-OSHA and received their report and notice of proposed penalties. There were nine citations for safety violations with total proposed penalties of $137,900. There were no willful citations and the CAL-OSHA report acknowledged that all the safety violations have been 100% abated by the Company. Management has filed a formal appeal with CAL-OSHA in the hopes of reducing the citations and proposed penalties.

--------------------------------------------------------------------------------
                                                                         Page 37




Included in cost of goods sold for the year ended December 31, 2002 was $254,100 in expenses directly attributable to the accident. Included in that amount was a remaining reserve at December 31, 2002 of $153,700 to cover anticipated citations and fines from CAL-OSHA, workers compensation appeals and attorneys fees. The remaining $100,400 represented cash expenses associated with the accident for attorney's fees, safety consultants and assistance to the families of the deceased employees. There have been no criminal actions filed against the Company at the time of this report.


4. Asset Impairment Writedown and Plant Closure
-----------------------------------------------

As a result of negotiations that were underway at December 31, 2001 for the sale of the Organic Ingredients product lines, the Company determined that the net goodwill associated with the Organic Ingredients product lines was impaired.
Accordingly, the Company recorded a non-cash writedown of $950,000 to reduce the goodwill carrying amount at December 31, 2001 to its estimated net realizable value of $1,470,200 (see Note 8).

In May 2000 the Company committed to a plan to close its leased manufacturing facility in Morgan Hill, California and transfer the production of the OFPI brands to a third-party co-packer. Production at the Morgan Hill facility and depreciation of the Morgan Hill assets ceased as of July 31, 2000. Included in cost of sales for the year ended December 31, 2000 was $53,100 of severance and shutdown expenses associated with the closing of the facility. In addition, a loss on the disposal of property and equipment of $436,500 was recorded in 2000 on the sale of surplus bottling equipment and the abandonment of leasehold improvements at the Morgan Hill facility.


5. Sales and Accounts Receivable
--------------------------------

During the years ended December 31, 2002, 2001 and 2000, net sales by product line were as follows:

                                                        2002              2001              2000
                                                        ----              ----              ----
Spectrum Naturals(R)Culinary Products               $ 18,487,800      $ 15,944,400     $ 13,727,100
Spectrum Essentials(R)Nutritional Supplements          9,524,400         8,030,100        7,181,600
Spectrum Ingredients/Private Label Products            9,433,200         7,348,800        7,509,400
                                                    ------------      ------------     ------------
Comparable Net Sales                                  37,445,400        31,323,300       28,418,100
Disposed/Discontinued Product Lines                    3,214,800         9,727,700       13,780,700
                                                    ------------      ------------     ------------
  Total Net Sales                                   $ 40,660,200      $ 41,051,000     $ 42,198,800
                                                    ============      ============     ============

In accordance with the Emerging Issues Task Force Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's
Products", the Company now accounts for slotting fees paid to a customer to secure retail shelf space as a reduction to net sales rather than a sales and marketing expense. Accordingly, operating results for 2001 and 2000 have been restated to a comparable basis. Slotting fees for the years ended December 31, 2002, 2001 and 2000 were $341,600, $333,000 and $291,300, respectively.

--------------------------------------------------------------------------------
                                                                         Page 38

Accounts receivable consisted of the following:

December 31,                                      2002               2001
-----------------------------------------------------------------------------
Trade                                         $ 3,306,800         $ 3,821,800
Stockholder                                        20,000              20,000
Other                                             164,400              61,100
                                              -----------         -----------
Total accounts receivable                       3,491,200           3,902,900
Less allowance for doubtful accounts and
   customer allowances                            416,000             475,000
                                              -----------         -----------
Net Accounts Receivable                       $ 3,075,200         $ 3,427,900
                                              ===========         ===========

During 2002 the Company had one customer that accounted for approximately 50% of net sales and approximately 23% of trade accounts receivable at December 31, 2002. During 2001 the same customer accounted for approximately 39% of net sales and approximately 11% of trade accounts receivable at December 31, 2001. During 2000 the same customer accounted for approximately 29% of net sales and approximately 22% of trade accounts receivable at December 31, 2000. The loss of this customer would have a material adverse effect on the Company's operations and cash flows.

During 2002, 2001 and 2000 foreign sales comprised 7%, 6% and 6%, respectively, of total net sales and approximately 4%, 6% and 7% of trade accounts receivable at December 31, 2002, 2001 and 2000, respectively.


6. Inventories
--------------

Inventories consisted of the following:

December 31,                                     2002                2001
-----------------------------------------------------------------------------
Finished goods                                $ 4,409,500         $ 5,633,000
Raw materials                                   1,408,100             683,600
                                              -----------         -----------
Total inventories                               5,817,600           6,316,600
Less provision for obsolete inventory             548,000             350,000
                                              -----------         -----------
Net Inventories                               $ 5,269,600         $ 5,966,600
                                              ===========         ===========

For 2002, 2001 and 2000 the Company had one supplier of raw materials that accounted for approximately 11%, 6% and 9%, respectively, of total purchases of raw materials and one supplier of processing (co-packer) that accounted for approximately 11%, 6% and 9%, respectively, of total cost of sales. At December 31, 2002, 2001 and 2000 approximately $564,500, $244,300 and $542,000 was owed to these suppliers and included in accounts payable.

--------------------------------------------------------------------------------
                                                                         Page 39



7. Property and Equipment
-------------------------

Property and equipment consisted of the following:

December 31,                                    2002              2001
--------------------------------------------------------------------------
Machinery and equipment                      $ 4,338,600       $ 3,775,600
Furniture and fixtures                           873,500           821,200
Construction in progress                         442,200           463,100
Leasehold improvements                           244,600           239,000
Vehicles                                          84,000            84,000
                                             -----------       -----------
Total property and equipment                   5,982,900         5,382,900
Less accumulated depreciation                  2,535,500         2,143,900
                                             -----------       -----------
Net Property and Equipment                   $ 3,447,400       $ 3,239,000
                                             ===========       ===========

During the years ended 2002, 2001 and 2000, the Company capitalized interest of $27,800, $49,200 and $54,800 respectively, on construction in progress. There was one significant project at December 31, 2002 for an ethanol fractionating tower which Management has placed on hold while it evaluates other sites for its manufacturing facility. Spending on the ethanol fractionating tower totaled
$155,000 at December 31, 2002. Management estimates that an additional $200,000 of expenditures are necessary to complete the project.

Depreciation expense was $442,300, $405,100 and $504,200 for 2002, 2001 and
2000, respectively.


8. Goodwill
-----------

The Company recorded goodwill for the excess of the purchase consideration and transaction costs versus the identifiable net assets of the businesses acquired in the 1999 merger. During 2001 and 2002 the Company divested the businesses acquired in the merger in order to raise working capital. The following table sets forth the transactions affecting goodwill for the years ended December 31, 2000, 2001 and 2002:

                                                             OFPI               OI               TOTAL
                                                             ----               --               -----
   Balances, January 1, 2000                            $  7,301,600      $  2,920,100       $ 10,221,700

   Amortization expense for 2000                            (661,100)         (248,500)          (909,600)
   Additional goodwill recorded in
     2000 for litigation settlement
     and escaped property taxes                              405,000              --              405,000
                                                        ------------      ------------       ------------
   Balances, December 31, 2000                             7,045,500         2,671,600          9,717,100

   Amortization expense for 2001                            (269,300)         (251,400)          (520,700)
   Sale of OFPI product lines (Note 2)                    (6,776,200)             --           (6,776,200)
   Writedown of OI goodwill to net
     realizable value (Note 4)                                  --            (950,000)          (950,000)
                                                        ------------      ------------       ------------
   Balances, December 31, 2001                                  --           1,470,200          1,470,200

   Sale of OI product lines (Note 2)                            --          (1,470,200)        (1,470,200)
                                                        ------------      ------------       ------------
   Balances, December 31, 2002                          $       --        $       --         $       --
                                                        ============      ============       ============

---------------------------------------------------------------------------------------------------------
                                                                                                  Page 40



In accordance with Financial Accounting Standards Board Statement No. 142, the
Company ceased the amortization of the remaining goodwill as of January 1, 2002.
Had SFAS 142 been in effect prior to January 1, 2002 reported results would have been adjusted as follows:

                                                Years Ended December 31,
                                                ------------------------

                                          2002            2001             2000
                                          ----            ----             ----
Net income (loss) as reported         $  1,120,000   $  (5,205,800)   $  (2,002,300)
Goodwill amortization                         --           520,700          909,600
                                      ------------   -------------    -------------
Adjusted net income (loss)            $  1,120,000   $  (4,685,100)   $  (1,092,700)
                                      ============   =============    =============
Basic and fully diluted net income
  (loss) per share:
   As reported                        $       0.02   $       (0.12)   $       (0.05)

   Effect of goodwill amortization            --              0.01             0.02
                                      ------------   -------------    -------------
Adjusted basic and fully diluted
    net income (loss) per share       $       0.02   $       (0.11)   $       (0.03)
                                      ============   =============    =============



9. Other Intangible Assets
--------------------------

Other intangible assets consisted of the following:

December 31,                                             2002             2001
--------------------------------------------------------------------------------
Trademarks                                             $ 74,100         $ 74,100
Label development                                        80,800           80,800
Covenant not-to-compete                                  76,500           76,500
                                                       --------         --------
Total other intangible assets                           231,400          231,400
Less accumulated amortization                           189,400          177,400
                                                       --------         --------
Net Other Intangible Assets                            $ 42,000         $ 54,000
                                                       ========         ========

Amortization expense was $12,000, $13,700 and $26,800 for the years ending
December 31, 2002, 2001 and 2000, respectively. The following table discloses estimated amortization expense for intangible assets for each of the five succeeding fiscal years:

                                                        2003            $  5,100
                                                        2004               2,000
                                                        2005               2,000
                                                        2006               2,000
                                                        2007               2,000


10. Line of Credit
------------------

The Company has available a $9,000,000 revolving line of credit, subject to a borrowing base limitation based upon a percentage of eligible accounts receivable and inventory, bearing interest at prime plus 1% per annum (5.25% at December 31, 2002) which expires on October 5, 2004. Borrowings under the revolving line of credit totaled $2,479,800 at December 31, 2002 versus
$4,598,800 at December 31, 2001. The credit line is secured by substantially all assets of the Company and life insurance policies on the Chairman of the Board and Chief Executive Officer. As of December 31, 2002 the Company had $1,696,700
in excess borrowing capacity available under the line of credit versus $955,800 at December 31, 2001.

--------------------------------------------------------------------------------
                                                                         Page 41

The line of credit calls for the Company to maintain compliance with certain financial covenants. At December 31, 2002 the Company was in compliance with all covenants and other requirements under the Credit Agreement except for one covenant setting a limit on capital expenditures for 2002 of $600,000. Actual spending on capital expenditures was $631,500 in 2002. The bank has granted the Company a waiver with regards to their default rights in connection with that covenant breach.


11. Notes Payable, Former Stockholder
-------------------------------------

Notes payable, former stockholder consisted of the following:

 December 31,                                              2002          2001
 ------------------------------------------------------------------------------
 Note payable with interest due monthly at 9% per
   annum. Principal is due in monthly installments of
   $15,625 until paid in full. The note is secured by
   a collateral assignment of a life insurance policy
   on the majority stockholder and unissued shares of
   common stock in an amount equivalent to the unpaid
   principal and interest due under the note. The
   note is subordinated to the line of credit and all
   notes payable to the bank.  (a)                        $578,100     $828,100

 Non-interest bearing, unsubordinated and unsecured
   note due on December 31 of the fourth year
   following the calendar year which includes the
   final payment on the above note, expected to be
   2011. Interest has been imputed at an effective
   interest rate of 6.5% per annum. (b)                    286,200      264,400
                                                         ---------     --------
Total Notes Payable - Former Stockholder                   864,300    1,092,500
Less current maturities                                    187,500      281,300
                                                         ---------    ---------
Long-term Portion of Notes Payable - Former
   Stockholder                                           $ 676,800    $ 811,200
                                                         =========    =========

(a) In November 2002 the Company entered into the Seventh Amendment to the Redemption Agreement with the former stockholder. Under the amendment the interest rate was reduced from 12% to 9% per annum and monthly principal payments were reduced from $31,250 to $15,625 until the note is paid in full. The former stockholder retains the unilateral right to return to monthly principal payments of $31,250 upon 60 days written notice to the Company.

(b) The Seventh Amendment to the Redemption Agreement also deferred the final payment under this note by two years since it is dependent on the final payment on the secured note. The Company accounted for the two year deferral on the unsecured note by lowering the imputed effective interest rate.

Aggregate maturities or principal payments required on notes payable, former stockholder for each of the succeeding years are included in Note 13.

--------------------------------------------------------------------------------
                                                                         Page 42

12. Notes Payable to Stockholders
---------------------------------

Notes payable to stockholders consisted of the following:

December 31,                                               2002          2001
--------------------------------------------------------------------------------
Unsecured subordinated note due in monthly
   installments of $4,300 including principal and
   interest at 10% per annum                            $ 125,600     $ 204,000

Unsecured subordinated notes due in monthly
   installments of $8,500 including principal and
   interest at 10% per annum                               90,400       133,200
                                                        ---------     ---------
Total Notes Payable to Stockholders                       216,000       337,200
Less Current Maturities                                    87,600       111,700
                                                        ---------     ---------
Long-term Portion of Notes Payable-Stockholders         $ 128,400     $ 225,500
                                                        =========     =========

Aggregate maturities or principal payments required on notes payable to stockholders are included in Note 13.


13. Notes Payable and Capital Lease Obligations
-----------------------------------------------

Notes payable and capital lease obligations consisted of the following:

December 31,                                               2002          2001
--------------------------------------------------------------------------------

Senior Debt:

Term notes payable to bank, due in monthly principal
  installments of $17,200 plus interest at prime plus
  1.25% per annum (5.5% at December 31, 2002), secured
  by substantially all assets of the Company (a)        $  429,000    $ 635,300

Capital lease obligations secured by the related
  property and equipment (b)                               105,900      174,900

Subordinated Debt:

Private placement notes, unsecured, principal due in
  annual installments of $28,100 through December 31,
  2003 plus interest at 10% per annum and quarterly
  common stock purchase warrants (see Note 17) priced
  at the closing bid price of SPOP shares (c)                 --        236,300

                                                        ----------   ----------
Total Notes Payable and Capital Lease Obligations          534,900    1,046,500
Less current maturities                                    256,000      375,200
                                                        ----------   ----------
Long-term Portion of Notes Payable and Capital Lease
  Obligations                                           $  278,900   $  671,300
                                                        ==========   ==========

(a) There are three separate term notes payable to the bank, two with 60 month terms and one with 36 month terms.

(b) The cost of assets securing the capital lease obligations was $438,900 at December 31, 2002 and 2001, with accumulated amortization of $240,000 and $183,500 at December 31, 2002 and 2001, respectively.

--------------------------------------------------------------------------------
                                                                         Page 43



(c) The private placement notes were retired one year early on December 27, 2002 with borrowings under the line of credit since they represented the Company's highest cost debt. Non cash interest expense of $49,500, $96,100 and $118,700 was incurred during the years ended December 31, 2002, 2001 and 2000, respectively, for the value of the common stock purchase warrants issued to the private placement note holders. The warrants were valued utilizing the Black-Scholes pricing model with the following assumptions: expiration date of December 31, 2003, risk free interest rates of 2.5% to 5.0%, no dividend yield and volatility of 132% to 214%.

Aggregate maturities or principal payments required on all types of long-term debt and capital lease obligations for each of the succeeding years are as follows:

                                                                                                            Total
                                         Bank Term       Stockholder       Former        Cap. Lease         Long-
Years Ended December 31,                   Notes            Notes        Stockholder     Obligations       Term Debt
------------------------                ----------       ----------      ----------      ----------       ----------
    2003                                  $206,400         $ 87,600        $187,500        $ 62,700        $ 544,200
    2004                                   185,800           87,700         187,500          51,900          512,900
    2005                                    36,800           40,700         187,500          20,100          285,100
    2006                                    --               --              15,600          --               15,600
    2011                                    --               --             513,300          --              513,300
                                        ----------       ----------      ----------      ----------       ----------
Total Future Payments                      429,000          216,000       1,091,400         134,700        1,871,100
Less amounts
  representing interest                       --               --           227,100          28,800          255,900
                                        ----------       ----------      ----------      ----------       ----------
Total Long-Term Debt,
   including current
   maturities                             $429,000         $216,000        $864,300        $105,900      $ 1,615,200
                                        ==========       ==========      ==========      ==========       ==========


14. Provision for Income Taxes and Deferred Income Taxes
--------------------------------------------------------

The provision for income taxes consisted of the following:

Years ended December 31,               2002              2001             2000
-------------------------------------------------------------------------------
Current:
 Federal                            $    --            $    --        $  (1,400)
 State                                189,800               --            5,300
                                    ---------          ---------      ---------
Subtotal Current                      189,800               --            3,900
                                    ---------          ---------      ---------
Deferred:
 Federal                                 --                 --             --
 State                                   --                 --             --
                                    ---------          ---------      ---------
Subtotal Deferred                        --                 --             --
                                    ---------          ---------      ---------
Total Provision for Income Taxes    $ 189,800          $    --        $   3,900
                                    =========          =========      =========

--------------------------------------------------------------------------------
                                                                         Page 44



A reconciliation of the federal statutory rate to the tax provision of the corresponding years follows:

Years Ending December 31,                       2002              2001             2000
--------------------------------------------------------------------------------------------
Tax expense (benefit) at effective federal
   statutory rate                            $    445,300       $(1,772,900)     $  (679,500)
Disposal of non-deductible goodwill               499,900         2,303,900             --
Impairment loss on non-deductible goodwill             --           323,000             --
Goodwill amortization                                  --           177,100          309,300
Other non-deductible expense                       11,800            57,700           21,200
State income tax expense, net of federal
   effect                                          51,600            94,000           22,200
Valuation allowance                              (867,200)       (1,104,200)         324,100
Other                                              48,400           (78,600)           6,600
                                             ------------       -----------      -----------
Total Provision for Income Taxes             $    189,800       $      --        $     3,900
                                             ============       ===========      ===========


Deferred tax assets and liabilities consisted of the following:

December 31,                                       2002                2001
-------------------------------------------------------------------------------
Deferred Tax Assets:
 Federal net operating loss carryovers         $ 1,761,400          $ 2,384,100
 Inventory allowances                              182,300              154,800
 Accounts receivable allowances                    141,400              161,500
 Accrued compensation                               51,100               59,300
 State income taxes                                335,000              196,500
 Other                                              13,800              236,500
                                               -----------          -----------
Gross Deferred Tax Assets                        2,485,000            3,192,700

Deferred Tax Liabilities:
 Depreciation and fixed asset write-down          (443,800)            (320,600)
 Other                                             (43,300)              (7,000)
                                               -----------          -----------
Net Deferred Tax Assets, Before Allowance        1,997,900            2,865,100
Valuation allowance                             (1,997,900)          (2,865,100)
                                               -----------          -----------
Net Deferred Tax Assets                        $      --            $     --
                                               ===========          ===========

As of December 31, 2002 the Company had federal net operating loss carryforwards
("NOLS") totaling approximately $5,200,000 that expire at various times through 2021. For state purposes, the Company had net operating loss carryforwards totaling approximately $2,800,000 which expire at various times through 2012. In addition, the Company had approximately $109,000 of state manufacturing investment tax credit carryforwards and approximately $60,000 in state alternative minimum tax carryforwards that expire in varying amounts through 2015.

Approximately $2,800,000 of the NOLS originated primarily from pre-merger operations of OFPI. As a result of OFPI's acquisition by SNI (Note 1), OFPI experienced a more than 50% change in ownership for federal and state income tax purposes. Therefore, an annual limitation is placed upon the Company's ability to realize the benefit of the pre-merger NOLS. Management is unable to determine whether it is more likely than not that the net deferred tax assets will be realized. Accordingly, there is a 100% valuation allowance maintained against the net deferred tax assets for all periods presented. The amount of the valuation allowance has decreased by $867,200 and $1,104,200 during 2002 and 2001, respectively.

--------------------------------------------------------------------------------
                                                                         Page 45



15. 401(k) Plan
---------------

The Company provides a defined contribution plan covering substantially all employees meeting certain age and service requirements. Plan contributions are made at the discretion of Management and totaled $34,800, $47,300 and $40,400 for the years ended December 31, 2002, 2001 and 2000, respectively.


16. Stock Options
-----------------

Prior to the merger discussed in Note 1, SNI had an Equity Incentive Plan under which options were granted to one officer in 1998. Those options vested monthly over a three-year period, are exercisable for ten years from the date of grant, and were granted at the estimated market value of SNI stock at the grant date.
As a result of the merger, the Company assumed the options outstanding under OFPI's 1995 Stock Option Plan (the "1995 Plan"). Because OFPI is the surviving legal entity, SNI's existing options were absorbed into the 1995 Plan and restated at their equivalent number of shares and strike price using the merger conversion ratio, and the SNI Equity Incentive Plan was discontinued.

In August 2000 the Company amended the 1995 Plan by filing an S-8 Registration
Statement with the SEC which amended the 1995 Plan name to Spectrum Organic
Products, Inc. and increased the aggregate number of shares of common stock which could be issued under the 1995 Plan from 625,000 shares to 4,500,000 shares. At an annual meeting of shareholders held on November 6, 2002 shareholders approved an increase in the number of shares that could be issued under the 1995 Plan to 7,000,000. Under the amended 1995 Plan, the option price shall not be less than the fair market value on the date of grant and options expire unless exercised within ten years after the date of grant. Options generally vest ratably over four years for employees and two years for directors. Each option represents the right to purchase one share of the Company's common stock at a fixed price per share at some future date.

The following table summarizes the activity under the 1995 Plan for the years ended December 31, 2002, 2001 and 2000:

                                              2002                      2001                       2000
                                     ---------------------     ---------------------      ----------------------
                                                  Weighted                   Weighted                   Weighted
                                                   Average                    Average                    Average
                                                  Exercise                   Exercise                   Exercise
                                     Options        Price       Options        Price       Options        Price
                                     ---------      ------     ---------      ------       -------       ------
Outstanding, beginning
  of year                            3,225,315      $ 0.48     2,010,115      $ 0.41      1,380,515      $ 0.59
Options granted                      1,325,000        0.30     1,256,400        0.59      1,157,200        0.44
Expired options                       (652,200)       0.21       (41,200)       0.44       (527,600)       0.93
                                     ---------      ------     ---------      ------      ---------      ------
Outstanding, end of year             3,898,115      $ 0.34     3,225,315      $ 0.48      2,010,115      $ 0.41
                                     =========      ======     =========      ======      =========      ======
Options exercisable at
  year end                           1,784,282      $ 0.35     1,457,448      $ 0.67        627,289      $ 0.39
                                     =========      ======     =========      ======      =========      ======
Weighted average fair value of
  options granted during the year                   $ 0.30                    $ 0.59                     $ 0.43
                                                    ======                    ======                     ======

---------------------------------------------------------------------------------------------------------------
                                                                                                        Page 46



The following table discloses exercise prices and remaining lives of options outstanding or exercisable as of December 31, 2002:

                              Options Outstanding                           Options Exercisable
                              -------------------                           -------------------
                                   Weighted                                      Weighted
                                    Average                                       Average       Weighted
                     Number        Remaining       Weighted        Number        Remaining       Average
    Range of       Outstanding    Contractual      Average       Exercisable    Contractual     Exercise
Exercise Prices    at 12/31/02   Life (Years)   Exercise Price   at 12/31/02   Life (Years)       Price
--------------------------------------------------------------------------------------------------------
$0.00-$0.25         1,262,800         8.9            $ 0.24        374,450          8.7           $ 0.24
$0.26-$0.50         2,622,315         7.7              0.38      1,396,832          6.7             0.36
$0.51-$2.50            13,000         4.4              2.50         13,000          4.4             2.50
--------------------------------------------------------------------------------------------------------
$0.00-$2.50         3,898,115         8.1            $ 0.34      1,784,282          7.1           $ 0.35
========================================================================================================


As of December 31, 2002 there were 3,101,885 options remaining that are available for future issuance under the Plan.


17. Stock Warrants
------------------

Each common stock purchase warrant represents the right to purchase one share of the Company's common stock at a fixed price per share at some future date. At the date of the merger the Company assumed outstanding common stock purchase warrants of OFPI totaling 590,656. At December 31, 2002 there were 60,656 of those warrants still outstanding which expired on February 11, 2003. In addition, in connection with the renegotiation of the private placement notes, the Company has issued quarterly common stock purchase warrants at the closing bid price of SPOP shares at each quarter-end starting December 31, 2000 and ending on December 31, 2002 as a result of the early retirement of the private placement notes.

The following table discloses the activity related to common stock purchase warrants for the years ended December 31, 2002, 2001 and 2000:

                                            2002                         2001                        2000
                                   -----------------------     -----------------------      -----------------------
                                                 Weighted                     Weighted                     Weighted
                                                  Average                      Average                      Average
                                                 Exercise                     Exercise                     Exercise
                                    Warrants       Price        Warrants       Price         Warrants       Price
                                   ---------     ---------     ---------     ---------      ---------     ---------
Outstanding, beginning
   of year                           843,156        $1.43        608,156        $1.78         550,656        $1.96
IPO warrants expired                (330,000)        2.79           --           --              --            --
Private placement
  warrants exercised (a)             (30,750)        0.33       (262,500)        0.05        (182,500)        0.01
Warrants issued in
   connection with
   restricted stock
   purchase (b)                         --            --         160,000         0.31            --            --
Private placement
   warrants issued                   200,200         0.32        337,500         0.26         240,000         0.01
                                   ---------     ---------     ---------     ---------      ---------     ---------
Outstanding, end of year             682,606        $0.50        843,156        $1.43         608,156        $1.78
                                   =========     =========     =========     =========      =========     =========

(a) These warrants included a net exercise feature which enabled the holder to convert the net equity in the warrants into common stock in a cash-less transaction. Accordingly, common shares issued in connection with the exercise of the private placement warrants were 6,910, 230,883 and 181,642 for the years ended December 31, 2002, 2001 and 2000, respectively.

--------------------------------------------------------------------------------
                                                                         Page 47




(b) These warrants were issued in February 2001 in connection with the purchase of 160,000 shares of SPOP restricted common stock by a non-executive
     Director of the Company. Since the shares were purchased at the closing market price for the Company's unrestricted common stock, the Company also issued 160,000 common stock purchase warrants at the same price, which expire five years from the date issued. See Note 19.

The following table discloses exercise prices and remaining lives of the outstanding common stock purchase warrants at December 31, 2002:

                                                                             Weighted
                                                                              Average
                                                               Number        Exercise    Expiration
                                                             Outstanding      Price         Date
                                                             -----------     -------     -----------
Warrants assumed at the merger                                 60,656        $ 2.63       2/11/2003
Warrants issued under the private
   placement notes                                            461,950          0.28      12/31/2003
Warrants issued to non-executive Director                     160,000          0.31       2/15/2006
                                                              -------        ------
Total Warrants Outstanding                                    682,606        $ 0.50
                                                              =======        ======


18. Commitments and Contingencies
---------------------------------

Rental Agreements
-----------------

The Company rents office, production and warehouse facilities under various non-cancelable operating leases, which expire at various times through 2007.
Some of the leases include renewal provisions and base rent increases tied to changes in the consumer price index. Total monthly rental payments for these leases approximated $36,500 at December 31, 2002. The Company also rents office equipment under operating leases that expire at various times through 2005 with monthly lease payments approximating $3,500.

Rental expense for 2002, 2001 and 2000 totaled $360,800, $391,200 and $453,800, respectively.

Future minimum lease payments under non-cancelable operating leases with terms greater than one year are as follows:

                                              2003         $  185,600
                                              2004            246,000
                                              2005            250,000
                                              2006            250,000
                                              2007            250,000
                                             -----         ----------
                                             Total         $1,181,600
                                             =====         ==========

Bonus Agreements
----------------

The Company has entered into a bonus agreement with the family of a deceased employee, who was instrumental to the Company's initial success, under which the family will be paid $75,000 in fifteen monthly installments from May 2002 through July 2003. The entire $75,000 was included in other expense for the year ended December 31, 2002.

--------------------------------------------------------------------------------
                                                                         Page 48

Royalty Agreements
------------------

The Company has entered into royalty agreements with various unrelated parties for licensed technologies which provide for a percentage royalty to be paid on sales of certain products. Included in accrued expenses were royalties of $51,700 and $61,900 as of December 31, 2002 and 2001, respectively, in connection with these agreements. Royalty expense included in cost of sales under these agreements for the years ended December 31, 2002, 2001 and 2000 was $243,500, $216,600 and $176,200, respectively.

Inventory Purchase Commitments
------------------------------

In the ordinary course of business, the Company enters into commitments to purchase raw materials over a period of time, generally six months to a year, at contracted prices. At December 31, 2002 and 2001 these future commitments, which are at prices not in excess of those currently obtainable nor in quantities in excess of normal requirements, aggregated approximately $6,623,000 and $5,958,000, respectively.

Legal Proceedings
-----------------

In October 2000 the Company was notified by counsel for GFA Brands, Inc. that nutritional claims pertaining to Spectrum Naturals(R) Organic Margarine were infringing upon two patents issued in the United States that pertain to particular fat compositions suitable for human ingestion. The patent holder exclusively licensed each of these patents to GFA Brands. Management believes that the margarine does not infringe upon either patent, and further, that the patents are unenforceable. Management engaged legal counsel that specialize in this area and received an opinion letter in February 2001 confirming that, in the opinion of counsel, the manufacture or sale of Spectrum Naturals(R) Organic Margarine does not infringe upon the GFA patents, either literally or under the doctrine of equivalents.

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

Management believes the Company has meritorious defenses and that a loss is not probable on the patent infringement complaint at this time. Accordingly, no provision for loss has been recorded at December 31, 2002.

Safety Violations and Workers' Compensation Appeals
---------------------------------------------------

In connection with the industrial accident that occurred on April 25, 2002 the Company received nine citations from CAL-OSHA for safety violations with total proposed penalties of $137,900. The Company has filed an appeal with CAL-OSHA in the hopes of reducing the citations and proposed penalties. Also, the estates of the deceased employees have both filed applications to the Workers' Compensation Appeals Board of the State of California for an increased death benefit for serious and willful misconduct by the Company. These two applications are for an additional death benefit of $62,500 each, to be paid by the Company, should the estates successfully establish that the Company intentionally and willfully allowed unsafe working conditions to exist. The Company intends to defend itself vigorously and believes it has meritorious defenses. As of December 31, 2002 the Company had a reserve of $153,700 to cover the anticipated settlement of these issues plus attorney's fees.

--------------------------------------------------------------------------------
                                                                         Page 49



19. Related Party Transactions
-------------------------------
The Company paid consulting fees of $15,000, $70,000 and $45,000 during the years ended December 31, 2002, 2001 and 2000, respectively, for management advisory services rendered by Moore Consulting, a firm owned and operated by
Phillip Moore, a non-executive Director of the Company. In addition, the Company paid Moore Consulting investment banking fees of $79,000 in 2002 in connection with the sale of the OI product lines and $78,200 in 2001 in connection with the sale of the OFPI product lines as described in Note 2.

Also in connection with the sale of the Organic Ingredients product lines, the Company entered into a private label consulting agreement with Running Stream
Food and Beverage, Inc. ("RSFB"). RSFB is owned and operated by John
Battendieri, a non-executive Director of the Company. During 2002 the Company made payments of $66,000 plus expenses incurred to RSFB for private label consulting and management services.

The Company paid interest at 10% per annum under notes payable to four stockholders, one of whom is also a non-executive Director of the Company, of $27,900, $38,300 and $57,100 for the years ended December 31, 2002, 2001 and
2000, respectively.

In February 2001 the Company sold 160,000 restricted shares under Regulation D of the Securities Act of 1933 to a non-executive Director of the Company for $0.3125 per share, the closing price of the Company's common stock as quoted on the OTC Bulletin Board system on the day the transaction was approved by the Company's disinterested members of the Board of Directors. The Company applied the proceeds of $50,000 toward the expansion of its proprietary SpectraVac technology. In addition, the Company issued common stock purchase warrants to the non-executive Director for an additional 160,000 shares at an exercise price of $0.3125 per share, which expire in February 2006.


20. Quarterly Information (Unaudited)
--------------------------------------
The summarized quarterly financial data presented below reflects all adjustments which, in the opinion of Management, are of a normal and recurring nature and necessary to present fairly the results of operations for the periods presented.

In thousands,                                   First        Second        Third       Fourth        Full
  except per share data                        Quarter       Quarter      Quarter      Quarter       Year
-----------------------------                 --------      --------     --------     --------     --------

Year ended December 31, 2002:
  Net Sales                                   $ 11,284      $ 10,109     $  9,726       $9,541     $ 40,660
  Gross Profit                                   2,949         2,357        2,754        2,523       10,583
  Operating Income (Loss)                          512            54          671          539        1,776
  Net Income (Loss)                                331           (51)         575          265        1,120
  Basic and Fully Diluted
    Income (Loss) per Share                   $   0.01      $  (0.00)    $   0.01       $ 0.00     $   0.02

Year ended December 31, 2001:
  Net Sales                                   $ 10,130      $ 10,545     $ 10,510       $9,866     $ 41,051
  Gross Profit                                   2,668         3,044        2,772        2,557       11,041
  Operating Income (Loss)                           95        (4,477)         374         (243)      (4,251)
  Net Income (Loss)                               (168)       (4,726)         196         (508)      (5,206)
  Basic and Fully Diluted
   Income (Loss) per Share                    $   0.00      $  (0.10)    $   0.00       $(0.02)    $  (0.12)

Year Ended December 31, 2000:
  Net Sales                                   $ 10,703      $ 11,303     $ 10,542       $9,651     $ 42,199
  Gross Profit                                   2,725         2,934        2,599        1,917       10,175
  Operating Income (Loss)                         (113)          178         (270)        (483)        (688)
  Net Income (Loss)                               (373)         (201)        (636)        (792)      (2,002)
  Basic and Fully Diluted
   Income (Loss) per Share                    $  (0.01)     $  (0.01)    $  (0.01)      $(0.02)    $  (0.05)

------------------------------------------------------------------------------------------------------------
                                                                                                     Page 50



                                        Schedule II
                              Spectrum Organic Products, Inc.
                             Valuation and Qualifying Accounts
                   For the Years ended December 31, 2000, 2001 and 2002



                                              Reserves
                                               for            Allowances       Reserve for
                                              Obsolete         Against         Industrial
                                             Inventories     Receivables        Accident
                                             ---------        ---------         ---------
Balances, January 1, 2000                    $ 460,000        $ 425,900         $    --
Additions charged to profit and loss           614,500          294,900              --
Deductions for amounts written-off against
  reserves                                    (509,000)        (151,800)             --
                                             ---------        ---------         ---------
Balances, December 31, 2000                    565,500          569,000              --
Additions charged to profit and loss           300,500           68,300              --
Deductions for amounts written-off against
  reserves                                    (516,000)        (162,300)             --
                                             ---------        ---------         ---------
Balances, December 31, 2001                    350,000          475,000              --
Additions charged to profit and loss           262,200           47,000           254,100
  reserves                                     (64,200)        (106,000)         (100,400)
                                             ---------        ---------         ---------
Balances, December 31, 2002                  $ 548,000        $ 416,000         $ 153,700
                                             =========        =========         =========



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING
AND FINANCIAL DISCLOSURE
----------------------------------------------------------------------------

None.

------------------------------------------------------------------------------------------------------------
                                                                                                     Page 51

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS   OF THE REGISTRANT
------------------------------------------------------------

Directors and Executive Officers

The name, age, position and term of office of each of the Company's executive officers and directors are set forth below:

                                                                         Held
       Name             Age        Position                              Since
       ----             ---        --------                              -----

Jethren P. Phillips     52     Chairman of the Board                    10/06/99

Neil G. Blomquist       51     President and CEO, Director              09/01/02

Hubert H. Holcombe      59     Vice President - Operations              11/29/99

Robert B. Fowles        47     Chief Financial Officer and Secretary    06/26/00

N. Michael Langenborg   44     Vice President - Marketing               11/04/02

Stephen L. Terre        54     Vice President - Sales                   11/18/02

John R. Battendieri     56     Director                                 06/01/88

Phillip L. Moore        53     Director (2)                             10/06/99

Charles A. Lynch        75     Director (1)(2)                          04/01/00

Thomas B. Simone        60     Director (1)(2)                          12/15/00

Conrad W. Hewitt        65     Director (1)                             11/06/02

(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

Directors hold office for a period of one year from their election at the annual meeting of shareholders or until their successors are duly elected and qualified. Officers of the Company are elected by and serve at the discretion of the Board of Directors.

Background

The following is a brief summary of the business experience of each executive officer and director of the Company for at least the last five years:

Jethren P. Phillips has been Chairman of the Board of Directors since the merger in October 1999 which created Spectrum Organic Products, Inc. He also served as Chief Executive Officer of the Company from the merger until August 31, 2002. Mr. Phillips founded Spectrum Naturals, Inc. in 1980 and served as its Chief Executive Officer and Chairman of the Board of Directors since its inception. In 1995 he founded Spectrum Commodities, Inc., an organic and natural food ingredients affiliate. Mr. Phillips has been involved in the natural product industry since 1972. He attended California State University at Los Angeles and Humboldt.

Neil G. Blomquist was appointed President and Chief Executive Officer of the Company on September 1, 2002. Prior to that he served as SNI's President and Chief Operating Officer since January 1994, and served as its Director of Sales and Marketing from 1989 to 1994. Mr. Blomquist has served on the Board of Directors of the California Olive Oil Council since 1996 and has been involved in the organic and natural foods industry for more than 25 years. Mr. Blomquist holds a Bachelor of Science degree in Business Management and Economics from the University of South Dakota.

--------------------------------------------------------------------------------
                                                                         Page 52

Hubert H. Holcombe is Vice President-Operations for Spectrum Organic Products, Inc. Mr. Holcombe joined Spectrum in November 1999, bringing over thirty years of experience in food manufacturing. Prior to joining Spectrum, Mr. Holcombe was Chief Operations Officer for Amy's Kitchen from April 1999 to November 1999. From September 1998 to March 1999, Mr. Holcombe served as Executive Vice President and General Manager of Arrowhead Mills, Inc. and as Vice President, Manufacturing and Distribution for twelve years prior to that. He received his Bachelor of Science degree in Industrial Engineering from the University of Arkansas.

Robert B. Fowles joined Spectrum as Chief Financial Officer in June 2000 and brings over twenty years of financial expertise in packaged consumer products. From June 1999 until June 2000, Mr. Fowles was CFO of Cedco Publishing Company, a privately held publisher of books, calendars and CD ROMS. Prior to that Mr. Fowles served for 19 years in various capacities within the food and beverage businesses of Diageo, PLC, the last seven of which as CFO of Heublein Wines Group. Mr. Fowles is a Certified Public Accountant and received a Bachelor of Science degree in Business Administration from the University of Connecticut.

Nils Michael Langenborg joined Spectrum as Vice President-Marketing in November 2002. Prior to joining Spectrum Mr. Langenborg was the principal of Natural Planograms, a category management company that he founded in April 2001 to provide consumer-focused solutions to retailers and manufacturers of natural products. Prior to that Mr. Langenborg served as Vice President of Marketing for Traditional Medicinals, Inc. from July 1995 through March 2001 where he was responsible for the creation, development and execution of all national marketing support programs. Mr. Langenborg is a graduate of San Francisco State University with dual majors in Marketing and Advertising and Small Business Management.

Stephen L. Terre joined Spectrum as Vice President-Sales in November 2002. Prior to joining Spectrum Mr. Terre served for 18 years as Vice President of Sales for Traditional Medicinals, Inc. where he was responsible for all aspects of the Company's sales efforts. Mr. Terre has devoted his entire career to the natural foods industry and is a graduate of the University of California, San Diego.

John R. Battendieri founded Running Stream Food and Beverage, Inc. in April 2002 as a consulting service for private label food and beverage products for Spectrum and other natural and organic food companies. Mr. Battendieri founded Organic Food Products, Inc. in 1988 and served as its President and as a director since 1988 and as its Chief Executive Officer from October 1998 until the merger with Spectrum in October 1999. In 1987 he founded Santa Cruz Naturals, an organic fruit juice company, which he sold to the J.M. Smucker Company in 1992. Mr. Battendieri has grown, developed and marketed a wide variety of natural food products for more than 25 years. He attended Southern Illinois University.

Phillip L. Moore has been a Director of the Company since October 6, 1999 and is owner of Moore Consulting, a management consulting business established in 1996 to provide advisory services to the food industry. Mr. Moore has 25 years of experience in the food industry and was President of Perimeter Sales and Merchandising prior to founding Moore Consulting. Mr. Moore holds a Bachelor of Science degree in Accounting and Business from Guilford College of North Carolina. Mr. Moore is a member of the Compensation Committee.

Charles A. Lynch became a Director on April 1, 2000 and is Chairman of Market Value Partners Company, a management and advisory source for existing and emerging businesses. He has had executive management responsibility for 70-plus companies, primarily in consumer related businesses, and has been a director of over 20 major corporations. Mr. Lynch currently serves as Chairman of the Board of Fresh Choice, Inc. and also serves as an advisor to Shari's Management Corporation. Mr. Lynch received his Bachelor of Science degree from Yale University and an Honorary Degree of Doctors of Law from Golden Gate University. Mr. Lynch is Chairman of the Compensation Committee and a member of the Audit Committee.

--------------------------------------------------------------------------------
                                                                         Page 53

Thomas B. Simone has been a Director of the Company since December 2000 and is a principal of Simone & Associates, a management and advisory firm that invests in and consults with healthcare and natural products companies. Mr. Simone also serves on the Board of United Natural Foods, Inc., the largest distributor of natural products in the industry. Prior to forming Simone & Associates, Mr. Simone was President of McKesson Drug Company, America's largest pharmaceutical wholesaler. During his twenty-year career with McKesson, Mr. Simone also served as Vice President of Finance for McKesson Corporation, Executive Vice President of PCS Health Systems, and Vice President & Controller. Mr. Simone holds Bachelor of Science and Master of Business Administration degrees from DePaul University. Mr. Simone is a member of the Audit Committee and Compensation Committee.

Conrad W. Hewitt joined the Board on November 6, 2002 and has been a consultant to other companies since 1998. Prior to that he served as the Commissioner for the State of California Department of Financial Institutions from 1997 to 1998, and as the State of California Superintendent of Banking from 1995 to 1997. From 1962 to 1995 Mr. Hewitt was a Managing Partner with Ernst & Young's offices in San Francisco, Seattle and Honolulu. Mr. Hewitt currently serves as a Director on the boards of Global Intermodal Systems, Inc. in San Ramon, California, North Bay Bancorp in Napa, California, ADPAC in San Francisco, California, Point West Capital Corporation in San Francisco, California, and Click Books, Inc. in Oakland, California. He is also on the Advisory Board of Directors for Clark/Bardes Consulting in Dallas, Texas, and Private Capital Corporation in Novato, California. Mr. Hewitt holds a Bachelor of Science degree in Finance and Banking from the University of Illinois, and did his post graduate study at the University of Southern California. He is a member of the National Association of Corporate Directors and the American Institute of CPAs. Mr. Hewitt is Chairman of the Audit Committee.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company files all the reports required under Section 16(a) on behalf of its officers, directors and greater than 10% beneficial owners. To the Company's knowledge, based solely on its information concerning changes in ownership of common stock and other equity securities and written representations that no other reports were required, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 2002 with the exception of the initial reports for Mr. Langenborg and Mr. Terre, indicating no ownership of the Company's equity securities, which were filed late.

--------------------------------------------------------------------------------
                                                                         Page 54



ITEM 11. EXECUTIVE COMPENSATION
--------------------------------

The following table summarizes the annual compensation awarded or paid during the last three fiscal years for the Company's Chairman of the Board and the next three most highly compensated officers (hereinafter, the "Named Executive
Officers").

                                        Summary Compensation Table
                                                                                             Long-term
                                                             Annual Compensation            Compensation
                                                         ---------------------------        ------------
                                                                               Other         Securities
                                         Fiscal                                Compen-       Underlying
          Name and Position               Year        Salary      Bonus        sation          Options
         ------------------              ------      ---------   -------       -------       ----------
Jethren Phillips (1)                      2002       $ 208,000   $ 32,500      $ 9,000            --
  Chairman of the Board                   2001         205,000       --          5,600            --
                                          2000         240,000       --         11,500            --

Neil Blomquist (2)                        2002       $ 183,300   $ 26,400      $ 9,000         650,000
  President and                           2001         148,600     28,100        4,600            --
  Chief Executive Officer                 2000         150,000       --          5,000          50,000

Hubert Holcombe                           2002       $ 132,300   $   --        $   --           75,000
  Vice President,                         2001         120,500     21,500          --             --
  Operations                              2000         120,000       --            --          250,000

Robert Fowles (3)                         2002       $ 136,300   $ 22,000      $   --          100,000
  Chief Financial Officer                 2001         120,500     23,800          --          250,000
  and Secretary                           2000          57,300       --            --          250,000

(1) Mr. Phillips also served as Chief Executive Officer from October 6, 1999 until August 31, 2002.

(2)  Mr. Blomquist was appointed President and Chief Executive Officer on
     September 1, 2002. Prior to then he was President-Consumer Brands.

(3)  Mr. Fowles was appointed Chief Financial Officer on June 26, 2000.

Under new arrangements which began January 1, 2001 the Company's non-executive directors have the choice of (1) annual cash compensation of $10,000 and 20,000 stock options plus 5,000 additional stock options for Chairmanship of a Committee at the market price on the date of grant with a four year vesting schedule, or (2) 80,000 stock options for serving on the Board plus 20,000 additional stock options for Chairmanship of a Committee, at the market price on the date of grant, with one-third vested immediately and the remainder vesting ratably over two years. Under either choice, non-executive directors will be reimbursed for out-of-pocket expenses incurred in attending Board meetings.

In February 2001 Mr. Lynch and Mr. Moore elected to receive the Board fees for
2000 due to them of $10,000 each in restricted shares, under Regulation D of the Securities Act of 1933, in a transaction approved by the Company's disinterested
Board members. The shares were valued at $0.3125 per share, the closing price of the Company's common stock as quoted on the OTC Bulletin Board system on the date the Board approved the transaction.

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

The 1995 Plan is administered by the Board of Directors. During the ensuing years and as a result of the merger, the 1995 Plan was amended and restated to increase the aggregate number of shares of common stock authorized for issuance

--------------------------------------------------------------------------------
                                                                         Page 55



under the Plan from 625,000 to 7,000,000 shares. The Board of Directors determines which individuals shall receive stock options, the vesting period and the number of shares of common stock that may be purchased under each option. In connection with the Merger, the 1995 Plan assumed the outstanding options under SNI's 1998 Equity Incentive Plan.

For incentive stock options the per share exercise price may not be less than the fair market value of the common stock on the date the option is granted, and no person who owns, directly or indirectly at the time of the granting of an incentive stock option, more than 10% of the total combined voting power of all classes of stock of the Company is eligible to receive stock options unless the option price is at least 110% of the fair market value of the common stock subject to the option on the date of grant. No stock options may be transferred by an optionee other than by will or the laws of descent and distribution and, during the lifetime of an optionee, the option may only be exercised by the optionee. Stock options may be exercised only if the option holder remains continuously associated with the Company from the date of grant to the date of exercise or within 90 days of termination. The exercise date of a stock option granted under the Plan cannot be later than ten years from the date of grant.
Any options that expire unexercised or that terminate 90 days after an optionee ceases to be associated with the Company become available once again for issuance. Shares issued upon exercise of an option will rank equally with other shares then outstanding.

As of December 31, 2002 there were 3,898,115 stock options outstanding under the 1995 Plan for officers, directors, consultants and employees (3,170,515 for current executive officers and directors) at exercise prices of $0.20 to $2.50 per share.

Option Grants in Last Fiscal Year:

The following table sets forth the options granted to the Named Executive
Officers for the year ended December 31, 2002. During the year there were no exercises of stock options by the Named Executive Officers.


                                    INDIVIDUAL GRANTS

                    Number of      % of Total
                    Securities       Options
                    Underlying      Granted to
                      Options      Employees in      Exercise or
                      Granted           2002         Base Price        Expiration Date
                    -----------    ------------       ---------          -----------
Neil Blomquist        150,000          18.2%           $ 0.25         February 28, 2012
Hubert Holcombe        75,000           9.1%             0.25         February 28, 2012
Robert Fowles         100,000          12.1%             0.25         February 28, 2012
Neil Blomquist        500,000          60.6%             0.41         October 18, 2012

The above options all vest ratably over the four-year period following the date of grant.

--------------------------------------------------------------------------------
                                                                         Page 56



The following table sets forth the number of shares underlying outstanding options at December 31, 2002 and their related value for the Named Executive
Officers:

                                      Number of Securities                    Value of Unexercised
                                 Underlying Unexercised Options                    In-the-money
                                      at December 31, 2002                Options at December 31, 2002 (1)
                                --------------------------------           -------------------------------
   Name                         Exercisable        Unexercisable        Exercisable         Unexercisable
   ----                         -----------        -------------        -----------         -------------
Neil Blomquist                      865,515             675,000          $     --             $  37,500
Hubert Holcombe                     125,000             200,000                --                18,750
Robert Fowles                       187,500             412,500              16,875              75,625
                                  ---------           ---------          ----------           ----------
Totals                            1,178,015           1,287,500          $   16,875           $ 131,875
                                  =========           =========          ==========           ==========

(1) At closing stock price of $0.30 at December 31, 2002.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

The following table sets forth information concerning the ownership of common stock, common stock warrants and vested common stock options by each Named
Executive Officer, by each director and by all directors and executive officers as a group. All shares are owned beneficially and of record. The address of all persons is in care of the Company at 5341 Old Redwood Highway, Petaluma, California.

   Name                           Number of Shares (1)          Percent of Class
   ----                            -------------------          ----------------
Jethren P. Phillips                        31,519,328                 66.4%
John R. Battendieri                         4,008,332                  8.4
Neil G. Blomquist                           1,720,183                  3.6
Thomas B. Simone                              466,733                   *
Phillip L. Moore                              388,566                   *
Robert B. Fowles                              212,500                   *
Charles A. Lynch                              192,230                   *
Hubert H. Holcombe                            143,750                   *
Conrad W. Hewitt                               23,666                   *
                                         ------------                -------
All officers and directors as a
group (11 persons)                         38,675,288                 77.4%
                                         ============                =======

  *   Less than 1%

(1) The number of shares shown represents the total shares beneficially owned by each individual and shares which are issuable upon the exercise of all stock options or stock warrants which are currently exercisable or became exercisable within 60 days after December 31, 2002. Specifically, the following individuals have the right to acquire the following shares upon the exercise of such stock options and warrants: Mr. Battendieri - 33,333 shares, Mr. Blomquist - 903,015 shares, Mr. Simone - 306,733 shares, Mr. Moore - 132,553 shares, Mr. Fowles -
212,500 shares, Mr. Lynch - 164,230 shares, Mr. Holcombe - 143,750 shares and
Mr. Hewitt - 23,666 shares.

--------------------------------------------------------------------------------
                                                                         Page 57

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

In connection with the merger, the Company assumed a promissory note held by Mr. Battendieri for a capital loan made to Organic Ingredients, which had a balance due as of October 6, 1999 of $102,000. The note is being amortized over 60 months with interest at 10% per annum. During 2002 the Company made payments of $26,100 to Mr. Battendieri representing principal and interest payments under the note.

The Company has retained Moore Consulting for investment banking and management advisory services. Moore Consulting is operated as a sole proprietorship by Phillip Moore, a non-executive Director of the Company. During 2002 the Company made payments of $15,000 to Moore Consulting Company for management advisory services. In addition, the Company paid Moore Consulting an investment banking fee of $79,000 in connection with the sale of the Organic Ingredients product lines.

Also in connection with the sale of the Organic Ingredients product lines, the Company entered into a private label consulting agreement with Running Stream Food and Beverage, Inc. ("RSFB"). RSFB is owned and operated by John Battendieri, a non-executive Director of the Company. During 2002 the Company made payments of $66,000 plus expenses incurred to RSFB for private label consulting and management services.

The Company paid interest at 10% per annum under notes payable to three shareholders during the year ended December 31, 2002 in the amount of $22,400.

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


ITEM 14.  CONTROLS AND PROCEDURES
---------------------------------

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

There were no material changes in the Company's internal control system during the year ended December 31, 2002. Management is not aware of any significant deficiencies in the design or operation of internal controls.

--------------------------------------------------------------------------------
                                                                         Page 58

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

     (a) Documents filed as part of this Report:

          (1)  Index to Financial Statements:

                                                                          Page

               Statement of Management Responsibility                      24
               Report of Independent Certified Public Accountants          25
               Balance Sheets as of December 31, 2002 and 2001             26
               Statements of Operations for the years ended
                  December 31, 2002, 2001 and 2000                         27
               Statement of Stockholders' Equity for the years
                  ended December 31, 2002, 2001 and 2000                   28
               Statements of Cash Flows for the years ended
                  December 31, 2002, 2001 and 2000                         29
               Summary of Significant Accounting Policies                  30
               Notes to Financial Statements                               36


          (2)  Index to Financial Statement Schedules:

               Schedule II - Valuation and Qualifying Accounts             51


          (3)  Exhibits:

               Exhibit
                  No.         Description
               -------        -----------

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

               2.10 Asset Purchase Agreement dated April 25, 2002 by and among Spectrum Organic Products, Inc., Organic Ingredients, Inc. and Acirca, Inc. (9)

               2.11 Escrow and Security Agreement dated April 25, 2002 by and among Spectrum Organic Products, Inc., Organic Ingredients, Inc. and Webster Trust Company, NA. (9)

               2.12 Transition Services Agreement dated April 25, 2002 by and between Spectrum Organic Products, Inc. and Acirca, Inc. (9)

               2.13 Non-competition Agreement dated April 25, 2002 by and among Spectrum Organic Products, Inc., Organic Ingredients, Inc., Jethren Phillips, and Neil Blomquist. (9)

               2.14 Sales Representative Services Agreement dated April 25, 2002 by and between Spectrum Organic Products, Inc. and Organic Ingredients, Inc. (9)

--------------------------------------------------------------------------------
                                                                         Page 59

               2.15 Assignment and Assumption Agreement dated April 25, 2002 by and between Spectrum Organic Products, Inc. and Organic Ingredients, Inc. (9)

               3.01 Form of Amended and Restated Articles of Incorporation of Spectrum Organic Products, Inc.
                              (4)

               3.02           Bylaws of the Registrant (1)

               3.03           Audit Committee Charter of the Registrant (2)

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

               10.27 Redemption Agreement dated November 1, 1996 by and between Spectrum Naturals, Inc. and Debora Bainbridge Phillips. (6)

--------------------------------------------------------------------------------
                                                                         Page 60

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

               10.30 Promissory Note dated June 6, 1997 by and between Spectrum Naturals, Inc. and Debora Bainbridge Phillips. (6)

               10.34 Letter dated February 16, 2001 from Spectrum Organic Products, Inc. to the note holders under the private placement completed on October 6, 1999, offering them the option of converting their notes, which were in default, to equity or a new note with a three year payment schedule with interest at 10% and common stock purchase warrants. (6)

               10.35 First Amendment to Credit and Security Agreement dated October 18, 2001 by and between Spectrum Organic Products, Inc. and Wells Fargo Business Credit, Inc. (8)

               10.37 Sixth Amendment to Amended and Restated Redemption Agreement dated June 13, 2001 by and between Spectrum Organic Products, Inc., Debora Bainbridge Phillips and Jethren P. Phillips. (2)

               10.38 Employment Agreement effective as of October 1, 2002 by and between Spectrum Organic Products, Inc. and Neil G. Blomquist.

               10.39 Second Amendment to Credit and Security Agreement dated October 30, 2002 by and between Spectrum Organic Products, Inc. and Wells Fargo Business Credit, Inc.

               10.40 Seventh Amendment to Amended and Restated Redemption Agreement and Amended and Restated Promissory Note effective November 1, 2002 by and between Spectrum Organic Products, Inc., Debora Bainbridge Phillips and Jethren P. Phillips.

               10.41 Sublease Agreement dated October 23, 2002 by and between Spectrum Organic Products, Inc. and Alcatel USA Sourcing, LP.

               10.42 Consent to Sublease Agreement dated November 13, 2002 by and between Spectrum Organic Products, Inc., Alcatel USA Sourcing, LP and Redwood Business Park IV, LLC.

               23.02 Consent of Independent Certified Public Accountants dated March 14, 2003 by BDO Seidman, LLP, San Francisco, CA.

               99.01 Joint press release of Acirca, Inc. and Spectrum Organic Products, Inc. dated June 12, 2001 titled "Acirca Acquires Millina's Finest Sauces". (7)

               99.02 Press release of the Company dated May 1, 2002 titled "Spectrum Organic Products Reports Sale of Organic Ingredients". (9)

               99.05 Press release of the Company dated August 29, 2002 titled "Spectrum Organic Products, Inc. appoints new CEO". (10)

               99.07 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

               99.08 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

--------------------------------------------------------------------------------
                                                                         Page 61

               (1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, File No. 333-22997, declared effective on August 11, 1997.

               (2) Incorporated by reference to exhibits filed with the Registrant's Form 10-K on March 20, 2002.

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

               (9) Incorporated by reference to exhibits filed with the Registrant's Form 8-K on May 9, 2002.

               (10) Incorporated by reference to exhibits filed with the Registrant's Form 8-K on September 6, 2002.


          (b) Reports on Form 8-K during the quarter ended December 31, 2002:

              None.

--------------------------------------------------------------------------------
                                                                         Page 62

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Petaluma, California on March 10, 2003.

                                            Spectrum Organic Products, Inc.


                                            By:  /s/  Robert B. Fowles
                                               -----------------------------
                                                      Robert B. Fowles
                                                      Chief Financial Officer
                                                      and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                         Title                           Date
         ---------                         -----                           ----

/s/  Jethren P. Phillips          Chairman of the Board of Directors     3/10/03
-----------------------------
     JETHREN P. PHILLIPS


/s/  Neil G. Blomquist            President and Chief Executive          3/10/03
-----------------------------     Officer, Director
     NEIL G. BLOMQUIST


/s/  Robert B. Fowles             Chief Financial Officer and            3/10/03
-----------------------------     Secretary
     ROBERT B. FOWLES


/s/  Larry D. Lawton              Controller (Principal Accounting       3/10/03
-----------------------------     Officer)
     LARRY D. LAWTON


/s/  John R. Battendieri          Director                               3/10/03
-----------------------------
     JOHN R. BATTENDIERI


/s/  Phillip L. Moore             Director                               3/10/03
-----------------------------
     PHILLIP L. MOORE


/s/  Charles A. Lynch             Director                               3/10/03
-----------------------------
     CHARLES A. LYNCH


/s/  Thomas B. Simone             Director                               3/10/03
-----------------------------
     THOMAS B. SIMONE


/s/  Conrad W. Hewitt             Director                               3/10/03
-----------------------------
     CONRAD W. HEWITT


--------------------------------------------------------------------------------
                                                                         Page 63

CERTIFICATION

     I Neil G. Blomquist, Chief Executive Officer of the Company, certify that:

1. I have reviewed this annual report on Form 10-K of Spectrum Organic Products, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 10, 2003

                                            /s/  Neil G. Blomquist
                                            ----------------------------------
                                                 Neil G. Blomquist
                                                 Chief Executive Officer

--------------------------------------------------------------------------------
                                                                         Page 64

CERTIFICATION


     I Robert B. Fowles, Chief Financial Officer of the Company, certify that:

1. I have reviewed this annual report on Form 10-K of Spectrum Organic Products, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 10, 2003

                                            /s/  Robert B. Fowles
                                            -----------------------------------
                                                 Robert B. Fowles
                                                 Chief Financial Officer and
                                                 Secretary

--------------------------------------------------------------------------------
                                                                         Page 65