Form 10-Q
period 2003-03-31
SPECTRUM ORGANIC PRODUCTS INC
filed 2003-05-14
CIK 1034992

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ________________


                          Commission File No. 333-22997

                         SPECTRUM ORGANIC PRODUCTS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

       California                                               94-3076294
 ----------------------                                    --------------------
(State of incorporation)                                  (I.R.S. Employer
                                                          Identification Number)

  5341 Old Redwood Highway, Suite 400
      Petaluma, California 94954                            (707)778-8900
 --------------------------------------               -------------------------
(Address of principal executive offices)             (Issuer's telephone number)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 45,705,571 shares as of May 9, 2003.
Transitional Small Business Disclosure Format: Yes[ ]   No [X]



PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                               SPECTRUM ORGANIC PRODUCTS, INC.
                                       BALANCE SHEETS



                                           ASSETS


                                                               (Unaudited)
                                                                 March 31,     December 31,
                                                                   2003            2002
                                                               ------------    ------------
Current Assets:
   Cash                                                        $      1,000    $      1,000
   Accounts receivable, net                                       3,665,400       3,075,200
   Inventories, net                                               7,235,000       5,269,600
   Prepaid expenses and other current assets                        176,500          79,600
                                                               ------------    ------------
     Total Current Assets                                        11,077,900       8,425,400

Property and Equipment, net                                       3,702,500       3,447,400

Other assets, net                                                   301,700         313,900
                                                               ------------    ------------
Total Assets                                                   $ 15,082,100    $ 12,186,700
                                                               ============    ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Bank overdraft                                              $    760,200    $    589,300
   Line of credit                                                 3,840,000       2,479,800
   Accounts payable                                               4,290,400       3,330,000
   Accrued expenses                                                 730,100         722,500
   Income taxes payable                                              37,800         176,000
   Current maturities of notes payable and capitalized lease
     obligations                                                    257,600         256,000
   Current maturities of notes payable, former stockholder          187,500         187,500
   Current maturities of notes payable, stockholders                 89,900          87,600
                                                               ------------    ------------
     Total Current Liabilities                                   10,193,500       7,828,700

Notes payable and capitalized lease obligations, less
  current maturities                                                214,100         278,900
Notes payable, former stockholder, less current maturities          634,700         676,800
Notes payable, stockholders, less current maturities                105,000         128,400
Deferred rent                                                        25,300            --
                                                               ------------    ------------
Total Liabilities                                                11,172,600       8,912,800
                                                               ------------    ------------
Stockholders' Equity:
   Preferred stock, 5,000,000 shares authorized, no shares
       issued or outstanding                                           --              --
   Common stock, no par value, 60,000,000 shares authorized,
       45,705,571 issued and outstanding at March 31, 2003
       and December 31, 2002                                      9,430,100       9,430,100
   Accumulated deficit                                           (5,520,600)     (6,156,200)
                                                               ------------    ------------
Total Stockholders' Equity                                        3,909,500       3,273,900
                                                               ------------    ------------
Total Liabilities and Stockholders' Equity                     $ 15,082,100    $ 12,186,700
                                                               ============    ============


                         The accompanying notes are an integral part
                                of the financial statements.

                                             2



                         SPECTRUM ORGANIC PRODUCTS, INC.
                            STATEMENTS OF OPERATIONS



                                                             (Unaudited)
                                                         Three Months Ended
                                                      March 31,       March 31,
                                                        2003            2002
                                                    ------------    ------------

Net Sales                                           $ 10,308,600    $ 11,279,400
Cost of Goods Sold                                     7,235,800       8,334,500
                                                    ------------    ------------
Gross Profit                                           3,072,800       2,944,900
                                                    ------------    ------------
Operating Expenses:
   Sales and Marketing                                 1,432,600       1,610,500
   General and Administrative                            897,600         822,500
                                                    ------------    ------------
   Total Operating Expenses                            2,330,200       2,433,000
                                                    ------------    ------------
Income from Operations                                   742,600         511,900
                                                    ------------    ------------
Other Income (Expense):
   Interest Expense                                      (70,400)       (167,300)
   Other, net                                              1,200         (13,300)
                                                    ------------    ------------
Total Other Expenses                                     (69,200)       (180,600)
                                                    ------------    ------------

Income Before Taxes                                      673,400         331,300
Provision for Income Taxes                               (37,800)           --
                                                    ------------    ------------
Net Income                                          $    635,600    $    331,300
                                                    ============    ============

Basic and Fully Diluted Income Per Share            $       0.01    $       0.01
                                                    ============    ============

Basic Weighted Average Shares Outstanding             45,705,571      45,698,661
                                                    ============    ============

Fully Diluted Weighted Average Shares Outstanding     46,108,429      46,120,930
                                                    ============    ============


                   The accompanying notes are an integral part
                          of the financial statements.

                                       3



                            SPECTRUM ORGANIC PRODUCTS, INC.
                               STATEMENTS OF CASH FLOWS



                                                                 (Unaudited)
                                                              Three Months Ended
                                                           March 31,       March 31,
                                                             2003            2002
                                                         ------------    ------------

Cash Flows from Operating Activities:
Net Income                                               $    635,600    $    331,300
  Adjustments to Reconcile Net Income to Net
   Cash Used in Operating Activities:
  Provision for uncollectible receivables                      21,300         164,400
  Provision for inventory obsolescence                         74,700         (29,500)
  Depreciation and amortization                               103,700         105,000
  Imputed interest on note payable, former stockholder          4,700           5,500
  Imputed interest on common stock purchase warrants             --            13,800

Changes in Assets and Liabilities:
  Accounts receivable                                        (611,500)     (1,171,100)
  Inventories                                              (2,083,100)        (49,100)
  Prepaid expenses and other current assets                   (96,900)       (105,300)
  Other assets                                                 10,900            --
  Accounts payable                                          1,003,400         373,100
  Income taxes payable                                        138,200           --
  Accrued expenses and other liabilities                       33,000         155,000
                                                         ------------    ------------
Net Cash Used in Operating Activities                      (1,042,400)       (218,700)
                                                         ------------    ------------

Cash Flows from Investing Activities:
  Purchase of property and equipment                         (357,600)       (103,600)
                                                         ------------    ------------
Net Cash Used in Investing Activities                        (357,600)       (103,600)
                                                         ------------    ------------

Cash Flows From Financing Activities:
  Increase in bank overdraft                                  170,900         549,000
  Proceeds from line of credit                             11,039,300      10,050,400
  Repayment of line of credit                              (9,679,100)    (10,142,300)
  Repayment of notes payable, former stockholder              (46,900)        (46,900)
  Repayment of notes payable, stockholders                    (21,100)        (31,300)
  Repayment of bank term notes payable                        (51,600)        (51,600)
  Repayment of capitalized lease obligations                  (11,500)        (16,800)
                                                         ------------    ------------
Net Cash Provided by Financing Activities                   1,400,000         310,500
                                                         ------------    ------------
Net Increase in Cash                                             --              --
Cash, beginning of the year                                     1,000           1,200
                                                         ------------    ------------
Cash, end of the period                                  $      1,000    $      1,200
                                                         ============    ============
Supplemental Disclosure of Cash Flow Information:
  Cash paid for income taxes                             $    176,000    $       --
  Cash paid for interest                                 $     69,800    $    158,100



                      The accompanying notes are an integral part
                             of the financial statements.

                                          4

SPECTRUM ORGANIC PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation:

     These are unaudited interim financial statements and include all adjustments (consisting of normal recurring accruals) which, in the opinion of Management, are necessary in order to make the financial statements not misleading. These financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include certain disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the statements should be read in conjunction with Spectrum Organic Products, Inc. financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003 or future periods.

     Certain reclassifications have been made to the prior year unaudited interim financial statements to be consistent with the presentation at March 31, 2003. These reclassifications had no impact on net income or retained earnings.

2.   Inventories:

     Inventories consisted of the following:

                                                March 31,      December 31,
                                                  2003             2002
                                               ----------       ----------

     Finished goods                            $6,021,500       $4,409,500
     Raw materials                                914,400        1,350,500
     Deposits on inventory                        619,300           57,600
                                               ----------       ----------
     Total Inventories                          7,555,200        5,817,600
     Less: Reserve for obsolete inventory        (320,200)        (548,000)
                                               ----------       ----------
     Net Inventories                           $7,235,000       $5,269,600
                                               ==========       ==========

     Deposits on inventory primarily represents flaxseed paid for prior to its receipt at the Company's production facility.

3.   Commitments and Contingencies:

     Pending Litigation
     ------------------

     In October 2000 the Company was notified by counsel for GFA Brands, Inc. ("GFA") that nutritional claims pertaining to Spectrum Naturals(R) Organic Margarine were infringing upon two patents issued in the United States that pertain to particular fat compositions suitable for human ingestion. The patent holder exclusively licensed each of these patents to GFA. Management believes that the margarine does not infringe upon either patent, and further, that the patents are unenforceable. Management engaged legal counsel that specializes in this area and received an opinion letter in

     February 2001 confirming that, in the opinion of counsel, the manufacture or sale of Spectrum Naturals(R) Organic Margarine does not infringe upon the GFA patents, either literally or under the doctrine of equivalents.

     The Company filed a complaint against GFA for declaratory judgment of non-infringement and invalidity of the two patents on August 28, 2001 in the U.S. District Court for Northern California. The Complaint requests a declaratory judgment that the margarine does not infringe either patent, a declaratory judgment that both patents are invalid, that GFA be enjoined from threatening or asserting any action for infringement of either patent, and attorney's fees.

     GFA subsequently filed a motion to transfer venue to the U.S. District Court for New Jersey (the "court"). The Company filed its opposition to that motion, however, the motion to transfer venue was granted in January 2002. The case is currently in the discovery phase. Markman briefs, in which each side presents its arguments on how the patent claims should be construed, are due from both GFA and Spectrum in July. In most patent infringement cases, the court's determination of how the patent claims should be interpreted is the central issue. A settlement hearing has been tentatively scheduled by the court for July 21, 2003.

     Management believes the Company has meritorious defenses and that a loss is not probable on the patent infringement complaint at this time. Accordingly, no provision for loss has been recorded at March 31, 2003.

     Safety Violations and Workers' Compensation Appeals
     ---------------------------------------------------

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

     In addition, the estates of the deceased employees have both filed applications to the Workers' Compensation Appeals Board of the State of California for an increased death benefit for serious and willful misconduct by the Company. These two applications are for an additional death benefit of $62,500 each, to be paid by the Company, should the estates successfully establish that the Company intentionally and willfully allowed unsafe working conditions to exist. The report from CAL-OSHA did not include any willful citations against the Company, therefore, the Company intends to defend itself vigorously and believes it has meritorious defenses. As of March 31, 2003 the Company had an industrial accident reserve of $145,500 to cover the anticipated settlement of these issues plus attorney's fees.

4.   Subsequent Event:

     On April 15, 2003 the Company entered into an intellectual property purchase agreement (the "IP Agreement") with Tenere Life Sciences, Inc. ("Tenere") and Mr. Rees Moerman, both unaffiliated third parties. Mr. Moerman is an engineer and lipid scientist who developed proprietary techniques for the benign extraction of oil from oil-bearing vegetable seeds. The Company has utilized Mr. Moerman's techniques under the SpectraVac and LOCET Technology License Agreement (the "License Agreement") for the production of flax oil and other nutritional oils since 1990. Under the License Agreement, the Company paid royalties to Mr. Moerman on its sales of products which were manufactured utilizing the intellectual property. Mr. Moerman assigned his rights to the intellectual property to Tenere on January 21, 2003.

     In accordance with the IP Agreement, the Company purchased the intellectual property outright for $550,000 to be paid in two equal installments on April 30, 2003 and October 30, 2003. In exchange the Company will no longer be obligated to pay royalties to Tenere effective April 1, 2003. Final royalties paid to Tenere for the three months ended March 31, 2003 were $50,700. Royalties paid during the years ended December 31, 2002 and 2001 were $162,500 and $152,000, respectively.

5.   Stock-based Compensation:

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. As permitted under SFAS 123, the Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation expense for employee stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation expense arising from options granted to non-employees is recorded over the service period at the estimated fair value of the options granted.

     All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with the accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements. Had compensation expense for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with SFAS 123, the Company's net income and net income per share for the three months ended March 31, 2003 and 2002 would have been adjusted to the pro-forma amounts presented below:

     Three months ended March 31,                      2003              2002
     --------------------------------------------------------------------------
     Net income as reported                          $635,600          $331,300
     Less: Total compensation expense under
       fair value method for all stock-based
       awards, net of related tax effects
                                                      (68,000)          (50,000)
                                                     --------          --------
     Pro-forma net income                            $567,600          $281,300
                                                     ========          ========
     Basic and diluted income per share:
       As reported                                     $ 0.01            $ 0.01
       Pro-forma                                       $ 0.01            $ 0.01

          The fair value of option grants for 2003 was estimated on the date of grant utilizing the Black-Scholes option-pricing model, with the following assumptions: expected life of five years, risk-free interest rate of 2.5%, no dividend yield and volatility of 115%.

          The fair value of option grants for 2002 was estimated on the date of grant utilizing the Black-Scholes option-pricing model, with the following assumptions: expected life of five years, risk-free interest rate of 2.5%, no dividend yield and volatility of 214%.


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     ---------------------------------------------------------------------------

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

     The Company's operating results could vary from period to period as a result of a number of factors. These factors include, but are not limited to, the purchasing patterns of significant customers, the timing of new product introductions by the Company and its competitors, the amount of slotting fees, new product development and advertising expenses incurred by the Company, variations in sales by distribution channel, fluctuations in market prices and availability of raw materials, competitive pricing policies and situations that the Company cannot foresee. These factors could cause the Company's performance to differ from investor expectations, resulting in volatility in the price of the common stock.

     Introduction:

     Spectrum Organic Products, Inc. ("SPOP" or the "Company") competes primarily in three product categories: natural and organic foods sold under the Spectrum Naturals(R) brand, nutritional supplements sold under the Spectrum Essentials(R) brand, and industrial ingredients sold by the Spectrum Ingredients sales force for use by other manufacturers. The vast majority of the Company's products are oil-based and the Company has positioned itself as "The Good Fats Company".

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

     The Spectrum Ingredients (formerly known as Spectrum Commodities, Inc.) sales force offers organic culinary oils, vinegar and nutritional oils to other manufacturers for use in their products. In addition, they bring incremental purchasing power to the Company resulting in higher margins for the consumer branded product lines.

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

     On June 11, 2001 the Company sold the OFPI tomato-based product lines to Acirca, Inc., an unrelated third party. On April 25, 2002 the Company sold the OI industrial ingredient business in fruits, vegetables, concentrates and purees to Acirca. Accordingly, results for the three months ended March 31, 2002 include the operating results associated with the OI disposed product lines.

     The two dispositions have significantly strengthened the Company from a liquidity and working capital standpoint. The Company now plans to focus its resources on its core business in healthy oils, butter substitutes and essential fatty acid nutrition.

     Critical Accounting Policies and Estimates
     ------------------------------------------

     The following discussion and analysis of the Company's financial condition and results of operations is based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for the carrying values of assets and liabilities that are not readily apparent from other sources. On an on-going basis, the Company re-evaluates all of its estimates, including those related to accounts receivable allowances, inventory reserves, the industrial accident reserve and the deferred tax asset valuation allowance. Actual results may differ materially from these estimates under different assumptions or conditions and as additional information becomes available in future periods.

     The Company believes the following are the more significant judgments and estimates used in the preparation of its financial statements:

     Accounts Receivable Allowances - The Company provides allowances against accounts receivable for estimated bad debts, returns and deductions by customers for trade promotions and programs. These allowances are based upon the Company's historical experience with bad debt write-offs and customer deductions, customer creditworthiness, payment trends and general economic conditions. Allowances for bad debts and customer deductions were $437,300 at March 31, 2003 on gross trade accounts receivable of $4,046,600. While this estimate is one of the more significant estimates the Company makes in the preparation of its financial statements, Management does not consider it to be highly uncertain.

     Inventory Reserves - The Company establishes reserves for obsolete, excess and slow-moving inventories in order to properly value its inventory at the lower of cost or market. The reserve estimates are based upon historical inventory usage, spoilage, current market conditions, and anticipated future demand. Reserves for obsolete inventories were $320,200 at March 31, 2003 on total gross inventories of $7,598,200. While this estimate is one of the more significant estimates the Company makes in the preparation of its financial statements, Management does not consider it to be highly uncertain.

     Deferred Tax Asset Valuation Allowance - As of December 31, 2002 the Company had deferred tax assets of $1,997,900 primarily resulting from net operating loss carryforwards ("NOLS"). At December 31, 2002 the NOLS consisted of $5,200,000 of Federal NOLS that expire at various times through 2021, and $2,800,000 of state NOLS that expire at various times through 2012. The majority of the NOLS originated from the pre-merger operations of OFPI. As a result of OFPI's acquisition by SNI, OFPI experienced an ownership change in excess of 50% for federal and state income tax purposes. Therefore, an annual limitation is placed by the taxing authorities on the Company's right to realize the benefit of the pre-merger NOLS. Management is unable to determine whether it is more likely than not that the net deferred tax assets will be realized. Accordingly, Management maintains a 100% valuation allowance against the net deferred tax assets for all periods presented in the financial statements. This valuation allowance is highly uncertain because its value depends upon the future taxable income of the Company. It will continue to be evaluated during 2003 in light of the Company's operating results to determine whether it should be fully or partially reversed at some future point.

     Industrial Accident Reserve - During the second quarter of 2002, the Company established a reserve of $200,000 to cover anticipated future expenses associated with an industrial accident that occurred on April 25, 2002 (see Note 3). The reserve was established to cover anticipated citations and fines from CAL-OSHA, applications to the Workers' Compensation Appeals Board of the State of California for serious and willful misconduct penalties to be levied against the Company, and attorney's fees. As of March 31, 2003 there was $145,500 remaining in the industrial accident reserve. This reserve is highly uncertain because the CAL-OSHA proposed fines of $137,900 have been appealed and the applications to the Workers' Compensation Appeals Board for serious and willful misconduct penalties, if litigated, are an all-or-nothing proposition under which the Company will either be liable for $125,000 in total or nothing. The Company does not anticipate that the Workers' Compensation Appeals will be litigated, based upon the advice of its attorneys. Furthermore, the reserve does not cover potential criminal penalties against the Company which the Sonoma County District Attorney's office can levy for up to three years following the accident. There have been no criminal actions filed against the Company as of the date of this report, however, the possibility does exist and Management is unable to reasonably estimate the potential financial impact of a criminal filing as of the date of this report.



     ---------------------------------------------------------------------------
     Results of Operations for the Three Month Periods Ending March 31, 2003 and
     March 31, 2002
     ---------------------------------------------------------------------------

     Summary of Results:

     Management believes that Earnings Before Interest, Taxes, Depreciation and
     Amortization ("EBITDA") is an important measure of the Company's operating performance. For the three months ended March 31, 2003 EBITDA was $846,300 compared to $616,900 for the prior year, an increase of $229,400 or 37%.
     The improved performance in 2003 is discussed below and was primarily attributable to increased gross profit and lower sales and marketing expense, partially offset by increased general and administrative expenses.

     While Management believes that EBITDA is a useful measure of the Company's financial performance, it should not be construed as an alternative to income from operations, net income or cash flows from operating activities as determined in accordance with accounting principles generally accepted in the United States of America. Furthermore, the Company's calculation of EBITDA may be different from the calculation used by other companies, thereby limiting comparability.

     The Company's calculations to arrive at EBITDA are detailed in the following table:


                                               Three Months Ended March 31,
                                                -------------------------
                                                  2003             2002
                                                --------         --------
     Income from Operations                     $742,600         $511,900
     Add back depreciation and amortization      103,700          105,000
                                                --------         --------
     EBITDA                                     $846,300         $616,900
                                                ========         ========

     Revenues:

     SPOP's net sales for the three months ended March 31, 2003 were $10,308,600 compared to $11,279,400 for 2002, a decrease of $970,800 or 9%. The decrease in 2003 was entirely due to the lost sales associated with the OI product lines which were sold in April 2002. Comparable net sales (after the elimination of disposed or discontinued product lines from both periods) increased by 14% as detailed in the following table:

                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                         2003          2002     % Change
                                                         ----          ----     --------
     Spectrum Naturals(R)Culinary Products           $ 4,598,100   $ 3,796,000     +21%
     Spectrum Essentials(R)Nutritional Supplements     2,446,300     2,450,000       0%
     Spectrum Ingredients/Private Label Products       3,212,000     2,775,100     +16%
                                                     -----------   -----------    -----
     Comparable Net Sales                             10,256,400     9,021,100     +14%
     Disposed/Discontinued Product Lines                  52,200     2,258,300     -98%
                                                     -----------   -----------    -----
       Total Net Sales                               $10,308,600   $11,279,400      -9%
                                                     ===========   ===========    =====

                                           11

     Within the Spectrum Naturals(R) culinary products, sales were significantly higher than prior year in packaged oils (+20%), salad dressings and dips (+26%) and packaged mayonnaise (+16%). The Company introduced eight new flavors of dressings and dips in new packaging during the fourth quarter of 2002. The Company's culinary oils continued to benefit from increased consumer awareness of the importance of healthy fats in one's diet.

     Spectrum Essentials(R) nutritional supplement sales were flat versus the prior year, as a result of lower promotional activity as the Company rebuilt its safety stocks. During the fourth quarter of 2002, the Company was unable to meet its demand for flax oil due to a shortage of flaxseed. The Company arranged new sources of flaxseed supply during the first quarter of 2003 and was able to meet demand for its flax oil products. The cost of the flaxseed was sharply higher than the prior year, however.

     The Spectrum Ingredients sales were up 16% versus the prior year on the strength of increased customer demand for trans fat free oils. During the first quarter there was additional media coverage of commitments by several Fortune 500 companies to eliminate hydrogenated fats from their products.

     Cost of Goods Sold:

     The Company's cost of goods sold decreased sharply as a percent of net sales for the three-month period ended March 31, 2003 to 70.2% compared to 73.9% for the same period in 2002. The decrease was due primarily to the disposed OI industrial ingredient product lines in April 2002 which featured lower margins than the Company's branded product lines, which more than offset increased costs in the Company's flax oil product lines as a result of the higher cost of flaxseed.

     Gross Profit:

     Gross profit for 2003 was $3,072,800 versus $2,944,900 for 2002, an increase of $127,900 or 4%. Gross profit as a percentage of net sales (gross margin) was 29.8% for 2003 versus 26.1% for 2002, as a result of the disposed OI product lines, which more than offset the margin erosion in the Spectrum Essentials(R) product lines as a result of the higher flaxseed cost.

     Sales and Marketing Expenses:

     The Company's sales and marketing expenses for 2003 were $1,432,600 or 13.9% of net sales, versus $1,610,500 or 14.3% of net sales for 2002. The decrease in spending of $177,900 in 2003 was primarily attributable to the elimination of eleven full time employees formerly associated with the OI product lines disposed of on April 25, 2002.

     General and Administrative Expenses:

     The Company's general and administrative expenses for 2003 were $897,600 or 8.7% of net sales, versus $822,500 or 7.3% of net sales for 2002. The increase in spending of $75,100 was primarily attributable to increased rent and the expenses associated with the move to the Company's new headquarters facility.

     Interest Expense:

     The Company's interest expense for 2003 was $70,400 versus $167,300 for 2002. The reduction of $96,900 or 58% was primarily attributable to lower borrowing levels under the Company's line of credit as a result of the April 2002 sale of the OI product lines. Average borrowings outstanding during 2003 were $1,817,000 lower than 2002. The weighted average effective interest rate under the line of credit was approximately 150 basis points lower in 2003, primarily as a result of financial targets achieved by the Company in 2001, which lowered the premium over the prime rate assessed by its primary lender effective April 1, 2002.

     Also contributing to the reduced interest expense in 2003 was the non-cash interest expense on the private placement notes of $13,800 during the prior year, which did not recur since the notes were retired one year early in December 2002.

     Provision for Income Taxes:

     During the three months ended March 31, 2003 the Company recorded a provision for state income taxes of $37,800 versus zero for 2002. The Company has federal net operating loss carryovers sufficient to offset all federal income taxes due on its estimated taxable income for 2003. However, the State of California recently announced a two-year moratorium on the use of net operating loss carryovers, as a result of a budget crisis, effective January 1, 2002. Consequently, the Company paid $176,000 in estimated state income taxes due for 2002 during the first quarter and will owe state income taxes for 2003 estimated at 9% of its taxable income. The Company estimates that its taxable income for the first quarter of 2003 was approximately $420,000.

     Due to continued uncertainty regarding the Company's realization of deferred tax assets, the Company maintained a 100% reserve at March 31, 2003 against the Company's net deferred tax assets. In light of the Company's operating results, this reserve will continue to be evaluated during 2003 to determine whether it should be fully or partially reversed at some future point.

     Net Income:

     The Company reported net income of $635,600 versus net income of $331,300 for the three-month periods ended March 31, 2003 and 2002, respectively. The improvement in 2003 was primarily due to higher gross profit, lower operating expenses and lower interest expense, partially offset by the provision for state income taxes necessary in 2003.

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

     Liquidity and Capital Resources:

     The Company maintains a credit facility (the "Credit Agreement") with its primary lender, Wells Fargo Business Credit ("WFBC"), consisting of a $9,000,000 revolving line of credit and term debt that bear interest at prime plus 1% and 1.25%, respectively. The Credit Agreement is secured by substantially all assets of the Company and life insurance policies on the CEO and Chairman of the Board. Advances under the revolving line of credit are limited to a borrowing base consisting of certain eligible accounts receivable and inventory.

     The Company could not operate its business without the Credit Agreement with WFBC or one similar to it. At March 31, 2003 the Company satisfied all financial covenants and all other requirements under the Credit Agreement. The Credit Agreement calls for continued satisfaction of various financial covenants for 2003 and beyond.

     During 2003 the Company used $1,042,400 in cash from operating activities, compared to using $218,700 in cash in 2002. The increase in cash used was primarily due to increased inventory levels as the Company rebuilt its safety stock of flax oil products in the wake of the flaxseed shortage during late 2002. Seed inventories were sharply higher as a result of higher costs and the requirement to pay for seed in advance prior to shipment due to intense competition. Partially offsetting the increased inventories were higher levels of accounts payable associated with the same issues.

     Cash used in investing activities was $357,600 in 2003 compared to $103,600 in 2002. The cash was invested by the Company in machinery and equipment, primarily for a new rotary labeler and six used expeller presses.

     Cash provided by financing activities was $1,400,000 in 2003 compared to $310,500 in 2002. The increase in funds provided from financing during 2003 primarily reflected increased borrowing under the revolving line of credit to finance the equipment purchases and the cash used for operating activities.

     Management believes that future cash flows from operations and available borrowing capacity under the revolving line of credit should provide adequate funds to meet the Company's estimated cash requirements for the foreseeable future. Available borrowing capacity under the revolving line of credit was $1,908,500 and $1,220,500 at, March 31, 2003 and 2002,
     respectively. The Company relocated to a new leased headquarters facility in December 2002 which represented a significant upgrade to the Company's office facilities. The new office is rented under a five year fixed operating lease. Rental expense for the year ended December 31, 2003 is expected to be $185,600.

     During the first quarter of 2003, the Company announced its intention to relocate its third-party warehousing and distribution from Rancho Cucamongo, California to a new third-party facility in Woodland, California effective June 2, 2003. In addition, the Company intends to out-source its bottling operation to the same third-party, Interpac Technologies, Inc. during the third quarter. Management does not anticipate that these changes will significantly impact the company's financial condition, cash flows or results of operations during 2003.

     The Company does not utilize off-balance sheet financing arrangements. There were no transactions with special purpose entities that give the Company access to assets or additional financing or carry debt that is secured by the Company. There was one significant transaction with a related party during the three months ended March 31, 2003. The Company paid consulting fees of $24,800, plus expenses incurred, to Running Stream Food and Beverage, Inc. ("RSFB"). RSFB provides private label consulting and management services to the Company and is owned and operated by John R.

     Battendieri, a non-executive Director of the Company. In the opinion of Management, the consulting fees paid to RSFB were fair, reasonable and consistent with terms the Company could have obtained from an unaffiliated third party.

     Mr. Thomas Simone is one of the Company's external Directors and also sits on the Board of United Natural Foods, Inc. UNFI is the Company's largest customer by far, representing approximately 50% of the Company's net sales for the year ended December 31, 2002.

     The Company's operating results could vary from period to period as a result of a number of factors. These factors include, but are not limited to, the purchasing patterns of significant customers, the timing of new product introductions by the Company and its competitors, the amount of slotting fees, new product development and advertising expenses incurred by the Company, variations in sales by distribution channel, fluctuations in market prices and availability of raw materials, competitive pricing policies and situations that the Company cannot foresee. These factors could cause the Company's performance to differ from investor expectations, resulting in volatility in the price of the common stock.

     New Applicable Accounting Pronouncements:

     In July 2002 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires that a liability for expenses associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. Severance pay under SFAS 146, in many cases, would be recognized over time rather than up front. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company has announced the upcoming relocation of its bottling operation and warehousing and distribution center. Severance costs, if any, will be recognized when a liability is incurred.

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

     In December 2002 the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as prescribed in SFAS 123, "Accounting for Stock-Based Compensation". Additionally, SFAS 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 with early application permitted in certain circumstances. Management has evaluated the benefits of changing to the fair value method of accounting for stock-based compensation and has elected to continue to use the intrinsic value method. Accordingly, Management does not expect the adoption of SFAS



     148 to have a material impact on the Company's financial condition or results of operations. The additional interim disclosures required under SFAS 148 are included in this report.

     In January 2003 the FASB issued Interpretation No. 46, "Consolidation of
     Variable Interest Entities" ("FIN 46"), which requires the consolidation of certain special purpose or variable interest entities. FIN 46 is applicable to financial statements issued after 2002. There are no entities that are required to be consolidated with the Company's financial statements as a result of FIN 46.


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

     Throughout the course of its fiscal year, the Company utilizes a variable interest rate line of credit at various borrowing levels. For the three months ended March 31, 2003 the average outstanding balance under the line of credit was approximately $3,614,000 with a weighted average effective interest rate of 5.5% per annum. For the three months ended March 31, 2002 the average outstanding balance under the line of credit was approximately
     $5,431,000 with a weighted average effective interest rate of 6.9% per annum. Effective April 1, 2002 the line of credit agreement called for the interest rate to float at the prime rate plus 100 basis points.

     Certain other debt items are also sensitive to changes in interest rates.
     The following table summarizes principal cash flows and related weighted average interest rates by expected maturity date for long-term debt, excluding capital leases ($ thousands):

                                                           Expected Maturity Date
                        Outstanding                        (Years Ended December 31)
                        March 31, 2003        2003       2004       2005       2006        2007         2011
                        --------------        ----       ----       ----       ----        ----         ----
     Long Term Debt:
     Fixed Rate                 $1,017.1     $207.2     $275.2     $228.2      $15.6        --         $290.9
       Avg. Int. Rate                9.3%       9.3%       9.2%       9.0%      10.0%       --            6.5%
     Variable Rate                $377.4     $154.8     $185.8     $ 36.8        --         --            --
       Avg. Int. Rate                5.5%       5.9%       6.8%       7.5%       --         --            --

     In the ordinary course of its business the Company enters into commitments to purchase raw materials over a period of time, generally six months to one year, at contracted prices. At March 31, 2003 these future commitments were not at prices in excess of current market, nor in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.


     Item 4. DISCLOSURE CONTROLS AND PROCEDURES
     -------------------------------------------

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of both the design and the operation of its disclosure controls and procedures and have found them to be adequate. The

                                       16

     Company has formed a Disclosure Review Committee (the "DRC") which consists of various senior managers from each functional area of the Company. The DRC considers the materiality of new information and reports to the Company's Chief Financial Officer.

     There were no material changes in the Company's internal control system during the three months ended March 31, 2003. Management is not aware of any significant deficiencies in the design or operation of internal controls.


     PART II - OTHER INFORMATION

     Item 1. Legal Proceedings
     --------------------------

     In October 2000 the Company was notified by counsel for GFA Brands, Inc. ("GFA") that nutritional claims pertaining to Spectrum Naturals(R) Organic Margarine were infringing upon two patents issued in the United States that pertain to particular fat compositions suitable for human ingestion. The patent holder exclusively licensed each of these patents to GFA. Management believes that the margarine does not infringe upon either patent, and further, that the patents are unenforceable. Management engaged legal counsel that specialize in this area and received an opinion letter in February 2001 confirming that, in the opinion of counsel, the manufacture or sale of Spectrum Naturals(R) Organic Margarine does not infringe upon the GFA patents, either literally or under the doctrine of equivalents.

     The Company filed a complaint against GFA for declaratory judgment of non-infringement and invalidity of the two patents on August 28, 2001 in the U.S. District Court for Northern California. The Complaint requests a declaratory judgment that the margarine does not infringe either patent, a declaratory judgment that both patents are invalid, that GFA be enjoined from threatening or asserting any action for infringement of either patent, and attorney's fees.

     GFA subsequently filed a motion to transfer venue to the U.S. District Court for New Jersey (the "court"). The Company filed its opposition to that motion, however, the motion to transfer venue was granted in January 2002. The case is currently in the discovery phase. Markman briefs, in which each side presents its arguments on how the patent claims should be construed, are due from both GFA and Spectrum in July. In most patent infringement cases, the court's determination of how the patent claims should be interpreted is the central issue. A settlement hearing has been tentatively scheduled by the court for July 21, 2003.

     Management believes the Company has meritorious defenses and that a loss is not probable on the patent infringement complaint at this time. Accordingly, no provision for loss has been recorded at March 31, 2003.


     Item 2. Changes in Securities and Use of Proceeds
     --------------------------------------------------

     During the three months ended March 31, 2003 the Company did not issue any shares of its common stock.

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


     Item 3. Defaults Upon Senior Securities
     ----------------------------------------
     None.


     Item 4. Submission of Matters to a Vote of Security Holders
     ------------------------------------------------------------
     None.



     Item 5. Other Information
     --------------------------
     None.



     Item 6. Exhibits and Reports on Form 8-K
     -----------------------------------------

     (a) Exhibits:

         99.09 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.10 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K during the quarter ended March 31, 2003:

         None.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2003                           SPECTRUM ORGANIC PRODUCTS, INC.

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

Date:  May 9, 2003

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

Date:  May 9, 2003

                                            /s/  Robert B. Fowles
                                            -----------------------------------
                                                 Robert B. Fowles
                                                 Chief Financial Officer