Form 10-Q
period 2003-06-30
SPECTRUM ORGANIC PRODUCTS INC
filed 2003-08-08
CIK 1034992

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.


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

                       5341 Old Redwood Highway, Suite 400
                           Petaluma, California 94954
                     --------------------------------------
                    (Address of principal executive offices)

                                 (707) 778-8900
                          Registrant's telephone number

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 45,705,571 shares as of August 1, 2003. Transitional Small Business Disclosure
Format: Yes [ ] No [X]



PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                                  SPECTRUM ORGANIC PRODUCTS, INC.
                                          BALANCE SHEETS

                                              ASSETS

                                                                    (Unaudited)
                                                                      June  30,     December 31,
                                                                        2003            2002
                                                                    ------------    ------------
Current Assets:
   Cash                                                             $      8,000    $      1,000
   Accounts receivable, net                                            3,914,600       3,075,200
   Inventories, net (Note 2)                                           8,593,500       5,269,600
   Prepaid expenses and other current assets                             162,600          79,600
                                                                    ------------    ------------
     Total Current Assets                                             12,678,700       8,425,400

Property and Equipment, net                                            4,153,700       3,447,400

Other Assets:
   Intangible assets (Note 3)                                            649,500          42,000
   Other assets, net                                                     209,100         271,900
                                                                    ------------    ------------
Total Assets                                                        $ 17,691,000    $ 12,186,700
                                                                    ============    ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Bank overdraft                                                   $    437,200    $    589,300
   Line of credit (Note 5)                                             4,401,800       2,479,800
   Accounts payable, trade                                             6,553,600       3,330,000
   Accrued expenses (Note 6)                                             678,600         722,500
   Income taxes payable                                                     --           176,000
   Current maturities of notes payable, former stockholder               187,500         187,500
   Current maturities of notes payable and
     capitalized lease obligations                                       257,200         256,000
   Current maturities of notes payable, stockholders                      92,100          87,600
                                                                    ------------    ------------
     Total Current Liabilities                                        12,608,000       7,828,700

Notes payable, former stockholder, less current maturities               592,500         676,800
Notes payable and capitalized lease obligations, less
   current maturities                                                    149,800         278,900
Notes payable, stockholders, less current maturities                      81,300         128,400
Deferred rent                                                             33,800            --
                                                                    ------------    ------------
Total Liabilities                                                     13,465,400       8,912,800
                                                                    ------------    ------------

Stockholders' Equity:
   Preferred stock, 5,000,000 shares authorized, no shares issued
     or outstanding                                                         --              --
   Common stock, without par value, 60,000,000 shares authorized,
     45,705,571 issued and outstanding at June 30, 2003 and
     December 31, 2002                                                 9,430,100       9,430,100
   Accumulated deficit                                                (5,204,500)     (6,156,200)
                                                                    ------------    ------------
Total Stockholders' Equity                                             4,225,600       3,273,900
                                                                    ------------    ------------
Total Liabilities and Stockholders' Equity                          $ 17,691,000    $ 12,186,700
                                                                    ============    ============



                            The accompanying notes are an integral part
                                    of the financial statements

                                                2



                                        SPECTRUM ORGANIC PRODUCTS, INC.
                                           STATEMENTS OF OPERATIONS



                                                           (Unaudited)                   (Unaudited)
                                                       Three Months Ended              Six Months Ended
                                                 June 30, 2003   June 30, 2002   June 30, 2003   June 30, 2002
                                                  ------------    ------------    ------------    ------------
Net Sales                                         $ 11,380,800    $ 10,077,500    $ 21,689,400    $ 21,357,200

Cost of Goods Sold                                   8,414,900       7,752,400      15,650,700      16,086,900
                                                  ------------    ------------    ------------    ------------
Gross Profit                                         2,965,900       2,325,100       6,038,700       5,270,300
                                                  ------------    ------------    ------------    ------------
Operating Expenses:

   Sales and Marketing                               1,632,100       1,553,500       3,064,800       3,164,300

   General and Administrative                          917,700         759,400       1,815,300       1,581,900
                                                  ------------    ------------    ------------    ------------
Total Operating Expenses                             2,549,800       2,312,900       4,880,100       4,746,200
                                                  ------------    ------------    ------------    ------------

Gain on Sales of Product Lines (Note 4)                   --            42,100            --            42,100
                                                  ------------    ------------    ------------    ------------

Income from Operations                                 416,100          54,300       1,158,600         566,200
                                                  ------------    ------------    ------------    ------------
Other Income (Expense):

   Interest Expense                                    (82,700)       (129,300)       (153,100)       (296,600)
   Other                                                 9,300          23,900          10,500          10,600
                                                  ------------    ------------    ------------    ------------
Total Other Expenses                                   (73,400)       (105,400)       (142,600)       (286,000)
                                                  ------------    ------------    ------------    ------------

Income (Loss) Before Income Taxes                      342,700         (51,100)      1,016,000         280,200

Provision for Income Taxes                             (26,500)           --           (64,300)           --
                                                  ------------    ------------    ------------    ------------
Net Income (Loss)                                 $    316,200    $    (51,100)   $    951,700    $    280,200
                                                  ============    ============    ============    ============

Basic and Fully Diluted Income (Loss) Per Share   $       0.01    $      (0.00)   $       0.02    $       0.01
                                                  ============    ============    ============    ============

Weighted Average Shares Outstanding                 45,705,571      45,698,661      45,705,571      45,698,661
                                                  ============    ============    ============    ============


                                  The accompanying notes are an integral part
                                          of the financial statements

                                                      3



                                   SPECTRUM ORGANIC PRODUCTS, INC.
                                      STATEMENTS OF CASH FLOWS



                                                                              (Unaudited)
                                                                            Six Months Ended
                                                                     June 30, 2003   June 30, 2002
                                                                      ------------    ------------
Net Income                                                            $    951,700    $    280,200
  Adjustments to Reconcile Net Income to Net Cash Provided by (Used
    in) Operating Activities:
         Provision for bad debts and customer deductions                    36,700         162,800
         Provision for inventory obsolescence                               74,700         (23,700)
         Depreciation and amortization                                     211,200         210,800
         Gain on sales of product lines                                       --           (42,100)
         Imputed interest on note payable, former stockholder                9,400          11,100
         Imputed interest on common stock purchase warrants                   --            30,800

  Changes in Assets and Liabilities:
         Accounts receivable                                              (876,100)         92,200
         Inventories                                                    (3,398,600)        130,600
         Prepaid expenses and other assets                                 (80,200)        (40,500)
         Accounts payable                                                2,948,600        (261,900)
         Accrued expenses and other liabilities                           (186,100)       (209,900)
                                                                      ------------    ------------
Net Cash Provided by (Used in) Operating Activities                       (308,700)        340,400
                                                                      ------------    ------------
Cash Flows from Investing Activities:
  Purchase of property and equipment                                      (915,000)       (237,500)
  Purchase of intellectual property                                       (275,000)           --
  Proceeds from sale of product lines and related inventories                 --         2,770,000
  Transaction fees on sale of product lines                                   --          (123,900)
                                                                      ------------    ------------
Net Cash Provided by (Used in) Investing Activities                     (1,190,000)      2,408,600
                                                                      ------------    ------------
Cash Flows from Financing Activities:
  Decrease in bank overdraft                                              (152,100)        (69,400)
  Proceeds from line of credit                                          22,676,600      21,977,200
  Repayment of line of credit                                          (20,754,600)    (24,306,100)
  Repayment of bank term notes payable                                    (103,100)       (158,000)
  Repayment of note payable, former stockholder                            (93,700)        (93,800)
  Repayment of notes payable, stockholders                                 (42,800)        (63,300)
  Repayment of capitalized lease obligations                               (24,600)        (35,800)
                                                                      ------------    ------------
Net Cash Provided by (Used in) Financing Activities                      1,505,700      (2,749,200)
                                                                      ------------    ------------
Net Increase (Decrease) In Cash                                              7,000            (200)

Cash, beginning of the year                                                  1,000           1,200
                                                                      ------------    ------------
Cash, end of the period                                               $      8,000    $      1,000
                                                                      ============    ============

Supplemental Disclosure of Cash Flow Information:
  Cash paid for income taxes                                          $    266,000    $      1,600
  Cash paid for interest                                              $    156,300    $    267,100

Non-Cash Financing Activities:
  Purchase of intellectual property with debt                         $    275,000            --


                             The accompanying notes are an integral part
                                     of the financial statements

                                                 4

SPECTRUM ORGANIC PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation:

     These are unaudited interim financial statements and include all adjustments which, in the opinion of Management, are necessary in order to make the financial statements not misleading. The financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include certain disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the statements should be read in conjunction with Spectrum Organic Products, Inc. financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003 or future periods.

     Certain reclassifications have been made to the prior year unaudited interim financial statements to be consistent with the presentation at June 30, 2003. These reclassifications had no impact on net income or retained earnings.

2.   Inventories:

     Inventories consisted of the following:

                                                    June 30,        December 31,
                                                      2003              2002
                                                   ----------        ----------
     Finished goods                                $6,608,400        $4,409,500
     Raw materials                                  2,110,400         1,350,500
     Deposits on inventory                            210,300            57,600
                                                   ----------        ----------
     Total Inventories                              8,929,100         5,817,600
     Less: Reserve for obsolete inventory            (335,600)         (548,000)
                                                   ----------        ----------
     Net Inventories                               $8,593,500        $5,269,600
                                                   ==========        ==========

     Deposits on inventory consist primarily of flaxseed paid for prior to its receipt at the Company's production facility.

3.   Intellectual Property Purchase:

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

     In accordance with the IP Agreement, the Company purchased the intellectual property for $550,000 to be paid in two equal installments on April 30, 2003 and October 30, 2003. As a result, the Company will no longer be obligated to pay royalties to Tenere effective April 1, 2003. Royalties paid during the years ended December 31, 2002 and 2001 were $162,500 and $152,000, respectively.

     In accordance with Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), the Company has determined that the IP Agreement has an indefinite useful life since it represents trade secrets utilized in the manufacture of flax oil and other nutritional oils. Accordingly, there is no periodic amortization expense. The Company will evaluate the intangible asset carrying value of $550,000 for impairment in relation to the anticipated future cash flows of its nutritional oils at least annually.

4.   Sale of Product Lines:

     On April 25, 2002 the Company entered into an Asset Purchase Agreement with Acirca, Inc. pursuant to which the Company sold certain product lines from the Company's Aptos, California-based industrial ingredients business. The product lines sold included the Organic Ingredients ("OI") business in fruits, vegetables, concentrates and purees. The Spectrum Ingredients product lines consisting of culinary oils, vinegars and nutritional supplements were not part of the sale.

     The total consideration was $3,167,000 in cash, which included $1,417,000 for saleable inventory sold to Acirca. Also included in the total consideration received was $250,000 that was deposited into an escrow account to be applied towards indemnity claims of Acirca or, to the extent not utilized for any indemnity claims of Acirca, released to the Company in two equal installments on August 30, 2002 and December 31, 2002. The first installment of $125,000 was received in full on September 3, 2002. The final installment of $124,700 (which was accrued at December 31, 2002) was received on January 31, 2003 and consisted of $125,000 plus interest earned on the escrowed funds less the escrow agent fees.

     Since the product line sale comprised all of the remaining assets of OI, the remaining net goodwill associated with the reverse acquisition of OI in October 1999 was written off. Accordingly, the Company recorded the following gain on the product line sale:

     Total cash consideration                         $ 3,167,000
     Less escrowed funds included above                  (250,000)
                                                      -----------
     Net cash proceeds from sale                        2,917,000

     Assets sold:
       Inventories                                     (1,417,000)
       Fixed assets, net of accumulated
         depreciation                                      (8,600)
       Goodwill, net of accumulated
         amortization                                  (1,470,200)
       Other assets                                        (6,300)
     Transaction fees                                    (106,700)
     Reserve for remaining inventories not
         purchased                                        (39,300)
                                                      -----------
     Loss before collection of previously
         escrowed funds                                  (131,100)
     Collection of escrowed funds from June
         2001 sale of product lines                       173,200
                                                      -----------
     Net Gain on Sale of Product Lines                $    42,100
                                                      ===========

     The Company applied the cash proceeds received against the outstanding borrowing under its revolving line of credit.

     The transaction fees represented investment banking, legal and accounting fees associated with closing the sale. An investment banking fee of $79,000 was paid on the sale of the OI product lines to Moore Consulting, a sole proprietorship owned and operated by Phillip Moore, a non-executive Director of the Company. The fee paid represented 2.5% of the total consideration received from the sale and, in the opinion of Management, was fair, reasonable and consistent with terms the Company could have received from an unaffiliated third party.

     The reserve recorded for remaining inventories represented losses incurred or anticipated on inventories previously sold by the Company under the disposed product lines that were not purchased by Acirca.

     The $173,200 collection of previously escrowed funds was the final installment of the escrowed funds in connection with the June 2001 sale of the Company's tomato-based consumer product lines, which were also divested in order to raise working capital and focus the Company's resources on its core business in healthy oils, butter substitutes and essential fatty acid nutrition.

5.   Subsequent Event:

     On July 11, 2003 the Company entered into a Loan and Security Agreement (the "Credit Facility") with Comerica Bank-California ("Comerica"). The Credit Facility consists of a $7,000,000 revolving line of credit, a $1,250,000 term loan and a $1,000,000 capital expenditure term loan. The Credit Facility is secured by substantially all assets of the Company and matures on June 30, 2005 unless renewed earlier.

     The revolving line of credit is subject to a borrowing base consisting of certain eligible accounts receivable and inventory and bears interest at the prime rate or LIBOR plus 2.25%, at the Company's option. The Credit Facility calls for continued satisfaction of various financial covenants for 2003 and beyond in order to remain in compliance with Comerica.

     The $1,250,000 term loan is secured by property and equipment, bears interest at the prime rate plus 25 basis points (0.25%) and features a sixty month amortization schedule.

     The $1,000,000 capital expenditure term loan will finance the purchase of additional new or used property and equipment, bears interest at the prime rate plus 25 basis points and features a 12 month interest only draw down period, converting to a 48 month amortization schedule thereafter.

     The Credit Facility with Comerica replaces a similar arrangement with Wells Fargo Business Credit, Inc. ("WFBC"), the Company's former primary lender. All amounts due to WFBC were paid off on July 11, 2003 in the amount of $5,023,600. Included in that amount was an early termination fee of $62,400 paid to WFBC for terminating that credit facility prior to its maturity date of October 9, 2004, which will be recorded as additional interest expense in the third quarter.

6.   Commitments and Contingencies:

     Pending Litigation
     ------------------

     In October 2000 the Company was notified by counsel for GFA Brands, Inc. ("GFA") that nutritional claims pertaining to Spectrum Naturals(R) Organic Margarine were infringing upon two patents issued in the United States that pertain to particular fat compositions suitable for human consumption. The patent holder exclusively licensed each of these patents to GFA. Management believes that the margarine does not infringe upon either patent, and further, that the patents are unenforceable. Management engaged legal counsel that specializes in this area and received an opinion letter in February 2001 confirming that, in the opinion of counsel, the manufacture or sale of Spectrum Naturals(R) Organic Margarine does not infringe upon the GFA patents, either literally or under the doctrine of equivalents.

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

     GFA subsequently filed a motion to transfer venue to the U.S. District Court for New Jersey (the "court"). The Company filed its opposition to that motion, however, the motion to transfer venue was granted in January 2002. The case is currently in the discovery phase. Markman briefs, in which each side presents its arguments on how the patent claims should be construed, were submitted by both GFA and Spectrum in July 2003. In most patent infringement cases, the court's determination of how the patent claims should be interpreted is the central issue. A Markman hearing has been tentatively scheduled by the court for September 4, 2003.

     A Settlement hearing between GFA, its counsel, the Company and its counsel took place on July 31, 2003. There was discussion amongst the parties regarding a potential resolution of the case without resorting to a trial. As of the date of this report, further negotiations were necessary with GFA before a potential settlement could be reached.

     Management believes the Company has meritorious defenses and that a loss is not probable on the patent infringement complaint at this time. Accordingly, no provision for loss has been recorded at June 30, 2003.

     Safety Violations and Worker's Compensation Appeals
     ---------------------------------------------------

     On April 25, 2002 a tragic industrial accident occurred at the Company's manufacturing facility located in Petaluma, California in which two employees died from asphyxiation during regular routine maintenance of empty oil tanks. An investigation has been completed by the State of California Division of Occupational Safety and Health ("CAL-OSHA") and the Petaluma Police Department. On October 18, 2002 Management met with representatives of CAL-OSHA and received their notice of nine citations for safety violations and total proposed penalties of $137,900. All of the safety violations had been completely abated before the Company's meeting with CAL-OSHA. The Company has retained separate legal counsel that specialize in CAL-OSHA matters and has filed an appeal in the hopes of reducing the citations and proposed penalties.

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

     As of June 30, 2003 the Company had an industrial accident reserve of $144,200 to cover the anticipated settlement of both these issues plus attorney's fees. Based upon the advice of its attorneys, the Company believes the remaining reserve will be sufficient to cover the anticipated settlement of the CAL-OSHA safety violations and the worker's compensation appeals.

     Finally, the Sonoma County District Attorney has the right to file criminal charges against the Company and certain employees, asserting violations of the California Labor Code which entail a maximum fine of $3,000,000, for up to three years from the date of the accident. The Company has engaged separate legal counsel that specializes in this area. The remaining industrial accident reserve does not cover the potential fines and expenses associated with criminal charges nor the potential settlement of these issues with the District Attorney. There have been no criminal charges filed against the Company as of the date of this report and Management is unable to reasonably estimate the potential financial impact of a criminal filing or a negotiated settlement in lieu of a criminal filing. Attorney's fees incurred during the six months ended June 30, 2003 in connection with the potential criminal charges were $23,100 and were included in general and administrative expenses.



7.   Stock-based Compensation:

     Statement of Financial Accounting Standard No. 123, "Accounting for
     Stock-Based Compensation" ("SFAS 123"), established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. As permitted under SFAS 123, the Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion
     No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation expense for employee stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.
     Compensation expense arising from options granted to non-employees is recorded over the service period at the estimated fair value of the options granted.

     All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant.
     In accordance with the accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements. Had compensation expense for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with SFAS 123, the Company's net income and net income per share for the three and six month periods ended June 30, 2003 and 2002 would have been adjusted to the pro-forma amounts presented below:


                                                    Three Months Ended      Six Months Ended
                                                   --------------------   --------------------
                                                    June 30,   June 30,    June 30,   June 30,
                                                      2003       2002        2003       2002
                                                   ---------  ---------   ---------  ---------
Net income (loss) as reported                       $316,200   $(51,100)   $951,700   $280,200

Less: Total compensation expense under fair value
method for all stock-based awards, net of related
tax effects                                           52,900     81,500     120,900    131,500
                                                   ---------  ---------   ---------  ---------
Pro-Forma net income (loss)                        $ 263,300  $(132,600)  $ 830,800  $ 148,700
                                                   =========  =========   =========  =========
Basic and diluted income (loss) per share:
  As reported                                      $    0.01  $   (0.00)  $    0.02  $    0.01
  Pro-forma                                        $    0.01  $   (0.00)  $    0.02  $    0.00


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

                                       10

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

The Company's operating results could vary from period to period as a result of a number of factors. These factors include, but are not limited to, the purchasing patterns of significant customers, the timing of new product introductions by the Company and its competitors, the amount of slotting fees, new product development and advertising expenses incurred by the Company, variations in sales by distribution channel, fluctuations in market prices and availability of raw materials, competitive pricing policies and situations that the Company cannot foresee. These factors could cause the Company's performance to differ from investor expectations, resulting in volatility in the price of the Company's common stock.

Introduction:

Spectrum Organic Products, Inc. ("SPOP", the "Company", or the "Registrant") competes primarily in three product categories: natural and organic foods sold under the Spectrum Naturals(R) brand, nutritional supplements sold under the Spectrum Essentials(R) brand, and industrial ingredients sold by the Spectrum Ingredients sales force for use by other manufacturers. The vast majority of the Company's products are oil-based and the Company has positioned itself as "The Good Fats Company".

Within the Spectrum Naturals(R) brand, the Company's products include olive oils and other culinary oils, salad dressings, condiments and butter-substitutes such as Spectrum Organic Margarine(R) and Spectrum Spread(R). All of the Company's culinary products feature healthy oils, contain no hydrogenated fats and are offered in a variety of sizes and flavors in both organic and conventional offerings.

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

On June 11, 2001 the Company sold the OFPI tomato-based product lines to Acirca, Inc., an unrelated third party. On April 25, 2002 the Company sold the OI industrial ingredient business in fruits, vegetables, concentrates and purees to Acirca. Accordingly, results for the three months ended June 30, 2002 include the operating results associated with the OI disposed product lines until the date of sale.

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

The Company believes the following are the more significant judgments and estimates used in the preparation of its financial statements:

Accounts Receivable Allowances - The Company provides allowances against accounts receivable for estimated bad debts, returns and deductions by customers for trade promotions and programs. These allowances are based upon the Company's historical experience with bad debt write-offs and customer deductions, customer creditworthiness, payment trends and general economic conditions. Allowances for bad debts and customer deductions were $452,700 at June 30, 2003 on gross trade accounts receivable of $4,318,100. While this estimate is one of the more significant estimates the Company makes in the preparation of its financial statements, Management does not consider it to be highly uncertain.

Inventory Reserves - The Company establishes reserves for obsolete, excess and slow-moving inventories in order to properly value its inventory at the lower of cost or market. The reserve estimates are based upon historical inventory usage, spoilage, current market conditions, and anticipated future demand. Reserves for obsolete inventories were $335,600 at June 30, 2003 on total gross inventories of $8,929,100. While this estimate is one of the more significant estimates the Company makes in the preparation of its financial statements, Management does not consider it to be highly uncertain.

Deferred Tax Asset Valuation Allowance - As of December 31, 2002 the Company had deferred tax assets of $1,997,900 primarily resulting from net operating loss carryforwards ("NOLs"), which consisted of $5,200,000 of Federal NOLs that expire at various times through 2021, and $2,800,000 of state NOLs that expire at various times through 2012. The majority of the NOLs originated from the pre-merger operations of OFPI. As a result of OFPI's acquisition by SNI, OFPI experienced an ownership change in excess of 50% for federal and state income tax purposes. Therefore, an annual limitation is placed by the taxing authorities on the Company's right to realize the benefit of the pre-merger NOLs. Management is unable to determine whether it is more likely than not that the net deferred tax assets will be realized. Accordingly, Management has maintained a 100% valuation allowance against the net deferred tax assets for all periods presented in the financial statements. This valuation allowance is highly uncertain because its value depends upon the future taxable income of the Company. It will continue to be evaluated during 2003 in light of the Company's operating results to determine whether it should be fully or partially reversed at some future point.

Industrial Accident Reserve - During the second quarter of 2002, the Company established a reserve of $200,000 to cover anticipated future expenses associated with an industrial accident that occurred on April 25, 2002 (see Note
6). The reserve was established to cover anticipated citations and fines from CAL-OSHA, applications to the Workers' Compensation Appeals Board of the State of California for serious and willful misconduct penalties levied against the Company, and attorney's fees. As of June 30, 2003 there was $144,200 remaining in the industrial accident reserve. This reserve is highly uncertain because the CAL-OSHA proposed fines of $137,900 have been appealed and the applications to the Workers' Compensation Appeals Board for serious and willful misconduct penalties, if litigated, are an all-or-nothing proposition under which the Company will either be liable for $125,000 in total or nothing. The Company does not anticipate that the Workers' Compensation Appeals will be litigated, based upon the advice of its attorneys. Furthermore, the reserve does not cover potential criminal penalties against the Company which the Sonoma County District Attorney's office can levy for up to three years following the accident. There have been no criminal actions filed against the Company as of the date of this report, however, the possibility does exist and Management is unable to reasonably estimate the potential financial impact of a criminal filing as of the date of this report.


--------------------------------------------------------------------------------
Results of Operations for the Three Month Periods Ending June 30, 2003 and June
30, 2002
--------------------------------------------------------------------------------

Summary of Results:

Management believes that Earnings Before Interest, Taxes, Depreciation and
Amortization ("EBITDA") is an important measure of the Company's operating performance. For the three months ended June 30, 2003 EBITDA was $532,900 compared to $183,900 for the prior year, an increase of $345,000 or 190%. The improved performance in 2003 is discussed in detail below, but was primarily attributable to increased sales and gross profit, partially offset by increased operating expenses.

While Management believes that EBITDA is a useful measure of the Company's financial performance, it should not be construed as an alternative to income from operations, net income or cash flows from operating activities as determined in accordance with accounting principles generally accepted in the United States of America. Furthermore, the Company's calculation of EBITDA, which is detailed in the following table, may be different from the calculation used by other companies, thereby limiting comparability:

                                                   Three Months Ended June 30,
                                                   ---------------------------
                                                      2003              2002
                                                   ---------         ---------
Net income (loss)                                  $ 316,200         $ (51,100)
Add back :Provision for income taxes                  26,500              --
         :Interest expense                            82,700           129,300
         :Depreciation and amortization              107,500           105,700
                                                   ---------         ---------
EBITDA                                             $ 532,900         $ 183,900
                                                   =========         =========

Revenues:

SPOP's net sales for the three months ended June 30, 2003 were $11,380,800 compared to $10,077,500 for 2002, an increase of $1,303,300 or 13%. The increase in 2003 was primarily attributable to the Spectrum Ingredients product lines, however, all three categories the Company competes in delivered strong sales growth. Comparable net sales (after the elimination of disposed or discontinued
product lines from both periods) increased by 21% as detailed in the following table:
                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                   2003            2002      % Change
                                                   ----            ----      --------
Spectrum Naturals(R)Culinary Products           $ 5,059,200     $ 4,367,100      +16%
Spectrum Essentials(R)Nutritional Supplements     2,530,300       1,999,800      +27%
Spectrum Ingredients/Private Label Products       3,753,800       2,990,300      +26%
                                                -----------     -----------  --------
Comparable Net Sales                             11,343,300       9,357,200      +21%
Disposed/Discontinued Product Lines                  37,500         720,300      -95%
                                                -----------     -----------  --------
  Total Net Sales                               $11,380,800     $10,077,500      +13%
                                                ===========     ===========  ========

Within the Spectrum Naturals(R) culinary products, sales were significantly higher than prior year in consumer packaged oils (+26%), institutional and food service oils (+16%) and individually quick frozen fruits and vegetables (+19%).
The Company's culinary oils continued to benefit from increased consumer awareness of the dangers of hydrogenated oils with regards to obesity and cardiovascular disease.

Spectrum Essentials(R) nutritional supplement sales increased 27% versus the prior year, as a result of strong demand for flax oil. During the first quarter of 2003 the Company arranged new sources of flaxseed supply enabling it to meet demand for its flax oil products during the second quarter. The cost of the flaxseed was sharply higher than the prior year, however.

                                       14

The Spectrum Ingredients sales increased 26% versus the prior year on the strength of increased customer demand for non-hydrogenated oils. During the second quarter there was additional media coverage of commitments by several Fortune 500 companies to eliminate or sharply reduce hydrogenated oils from their products.

Cost of Goods Sold:

The Company's cost of goods sold decreased sharply as a percent of net sales for the three-month period ended June 30, 2003 to 73.9% compared to 76.9% for the same period in 2002. The decrease was due primarily to the impact of the industrial accident during the prior year, which included $254,100 of expenses directly attributable to the accident plus the impact of unabsorbed overhead due to the plant shutdown following the accident, which more than offset increased costs in the Company's flax oil product lines as a result of the higher cost of flaxseed in 2003.

Gross Profit:

Gross profit for 2003 was $2,965,900 versus $2,325,100 for 2002, an increase of $640,800 or 28%. Gross profit as a percentage of net sales (gross margin) was 26.1% for 2003 versus 23.1% for 2002, primarily as a result of the expenses associated with the industrial accident in 2002, which more than offset the margin erosion in the Spectrum Essentials(R) product lines as a result of the higher flaxseed cost.

Sales and Marketing Expenses:

The Company's sales and marketing expenses for 2003 were $1,632,100 or 14.5% of net sales, versus $1,553,500 or 15.4% of net sales for 2002. The increase in spending of $78,600 in 2003 was primarily attributable to increased investment in market research and public relations during 2003 of $113,400 and $24,600, respectively, partially offset by reduced levels of consumer advertising of $86,000 as a result of improvements currently being made to the Company's advertising message and its overall consistency.

General and Administrative Expenses:

The Company's general and administrative expenses for 2003 were $917,700 or 8.1% of net sales, versus $759,400 or 7.5% of net sales for 2002. The increase in spending of $158,300 was primarily attributable to increased compensation and benefits of $81,100, increased compensation for the Company's non-executive Directors of $21,700 and increased rent of $33,300 associated with the move to the Company's new headquarters facility.

Gain on Sales of Product Lines:

Since both product line sales comprised all of the remaining assets of OI and OFPI, the remaining net goodwill associated with the reverse acquisition of both companies in October 1999 was written-off as a result of the sales. Accordingly, the Company recorded a net gain from the sales of product lines during the six months ended June 30, 2002 of $42,100 which consisted of the collection of the final escrowed funds from the sale of OFPI of $173,200 partially offset by the loss incurred on the sale of OI prior to the collection of escrowed funds on that sale (see Note 4 to the financial statements).

Interest Expense:

The Company's interest expense for 2003 was $82,700 versus $129,300 for 2002. The reduction of $46,600 or 36% was primarily attributable to sharply lower levels of long-term debt outstanding during 2003 versus 2002, mainly as a result of the early retirement of the private placement notes on December 31, 2002.

Also contributing to the reduced interest expense in 2003 was the negotiated reduction of the fixed interest rate paid to the Company's second largest creditor from 12% per annum to 9% per annum effective November 1, 2002.

Provision for Income Taxes:

During the three months ended June 30, 2003 the Company recorded a provision for state income taxes of $26,500 versus zero for 2002. The Company has federal net operating loss carryovers sufficient to offset all federal income taxes due on its estimated taxable income for 2003. However, the State of California recently announced a two-year moratorium on the use of net operating loss carryovers, as a result of a budget crisis, effective January 1, 2002. Consequently, the Company paid $176,000 in estimated state income taxes due for 2002 during the first quarter of 2003 and will owe state income taxes for 2003 estimated at 9% of its taxable income. The Company estimates that its taxable income for the second quarter of 2003 was approximately $300,000.

Due to continued uncertainty regarding the Company's realization of its deferred tax assets, the Company maintained a 100% reserve at June 30, 2003 against the net deferred tax assets. In light of the Company's operating results, this reserve will continue to be evaluated during 2003 to determine whether it should be fully or partially reversed at some future point.


--------------------------------------------------------------------------------
Results of Operations for the Six-Month Periods Ending June 30, 2003 and
June 30, 2002
--------------------------------------------------------------------------------

Summary of Results:

Management believes that earnings before interest, taxes, depreciation and amortization ("EBITDA") is an important measure of the Company's operating performance. For the six months ended June 30, 2003, EBITDA was $1,380,300 compared to $787,600 for the prior year, an increase of $592,700 or 75%. The improved performance in 2003 is discussed in detail below, but was primarily attributable to increased sales and gross profit, partially offset by increased general and administrative expenses.

While Management believes that EBITDA is a useful measure of the Company's financial performance, it should not be construed as an alternative to income from operations, net income or cash flows from operating activities as determined in accordance with accounting principles generally accepted in the United States of America. Furthermore, the Company's calculation of EBITDA, which is detailed in the following table, may be different from the calculation used by other companies, thereby limiting comparability:




                                                   Six Months Ended June 30,
                                                 ----------------------------
                                                    2003             2002
                                                 -----------      -----------
Net income                                       $   951,700      $   280,200
Add back :Provision for income taxes                  64,300             --
         :Interest expense                           153,100          296,600
         :Depreciation and amortization              211,200          210,800
                                                 -----------      -----------
EBITDA                                           $ 1,380,300      $   787,600
                                                 ===========      ===========


Revenues:

SPOP's net sales for the six months ended June 30, 2003 were $21,689,400 compared to $21,357,200 for 2002, an increase of $332,200 or 2%. The increase was attributable to strong sales growth in all three of the Company's primary product categories, partially offset by the lost sales associated with the disposed product lines. Comparable net sales (after eliminating the sales of disposed or discontinued product lines from both periods) increased by 18%, as detailed in the following table:
                                                           Six Months Ended June 30,
                                                           -------------------------
                                                     2003           2002       % Change
                                                     ----           ----       --------
Spectrum Naturals(R)Culinary Products            $  9,657,200   $  8,163,400      +18%
Spectrum Essentials(R)Nutritional Supplements       4,976,600      4,449,700      +12%
Spectrum Ingredients(R)/Private Label Products      6,965,900      5,765,400      +21%
                                                 ------------   ------------     -----
Comparable Net Sales                               21,599,700     18,378,500      +18%
Disposed/Discontinued Product Lines                    89,700      2,978,700      -97%
                                                 ------------   ------------     -----
  Total Net Sales                                $ 21,689,400   $ 21,357,200       +2%
                                                 ============   ============     =====

Within the Spectrum Naturals(R) culinary products, sales were significantly higher in consumer packaged oils (+22%), institutional and food service oils
(+19%), consumer and institutional sizes of mayonnaise (+11%) and individually quick frozen fruits and vegetables (+15%). All of the Spectrum Naturals(R) products contain no hydrogenated oils and continue to benefit from increased consumer awareness of the dangers of hydrogenated oils with regards to obesity and cardiovascular disease.

Spectrum Essentials(R) nutritional supplement sales increased 12% versus the prior year as a result of continued strong demand for flax oil and other nutritionally rich sources of Omega 3 and 6 essential fatty acids. The Spectrum
Essentials(R) product line continues to benefit from increased consumer awareness of the importance of Omega 3 and 6 EFAs to brain and other organ function.

The Spectrum Ingredients sales increase of 21% versus the prior year was primarily attributable to increased demand by other food manufacturers for non-hydrogenated culinary oils for use in their products.

                                       17

Cost of Goods Sold:

The Company's cost of goods sold decreased as a percent of net sales for the six-month period ended June 30, 2003 to 72.2% compared to 75.3% for the same period in 2002. The decrease was primarily due to the direct effects of the industrial accident during the prior year of $254,100 plus the impact of unabsorbed overhead as a result of the plant shutdown following the accident. Partially offsetting the impact of the industrial accident was higher flaxseed costs during 2003 as a result of a crop shortage in North America associated with drought conditions during 2002.

Gross Profit:

Gross profit as a percent of net sales (gross margin) was 27.8% for 2003 versus 24.7% for the prior year. The sharp increase was primarily due to the effects of the industrial accident on the prior year, partially offset by increased flaxseed costs during 2003.

Sales and Marketing Expenses:

The Company's sales and marketing expenses for the six months ended June 30, 2003 were $3,064,800 or 14.2% of net sales, versus $3,164,100 or 14.8% of net sales for 2002. The decrease in spending of $99,300 was primarily attributable to the elimination of $241,200 of compensation and benefits associated with the eleven full time employees formerly associated with the OI business disposed of on April 25, 2002. Partially offsetting that was increased investment in market research and public relations of $164,700 during 2003.

General and Administrative Expenses:

The Company's general and administrative expenses for the six months ended June 30, 2003 were $1,815,300 or 8.4% of net sales, versus $1,581,900 or 7.4% of net sales for 2002. The increase in spending of $233,400 was primarily attributable to increased compensation and benefits of $126,100, increased rent of $66,500 associated with the move to the Company's new headquarters in December 2002, and increased fees for non-executive Directors in 2003 of $43,800.

Gain on Sales of Product Lines:

Since both product line sales comprised all of the remaining assets of OI and OFPI, the remaining net goodwill associated with the reverse acquisition of both companies in October 1999 was written-off as a result of the sales. Accordingly, the Company recorded a net gain from the sales of product lines during the six months ended June 30, 2002 of $42,100, which consisted of the collection of the final escrowed funds from the sale of OFPI of $173,200 partially offset by the loss incurred on the sale of OI prior to the collection of escrowed funds on that sale (see Note 4 to the financial statements).

Interest Expense:

The Company's interest expense for the six months ended June 30, 2003 was $153,100 versus $296,600 for 2002. The reduction of $143,500 or 48% was primarily attributable to lower borrowing levels under the line of credit as a result of the sale of the OI product lines on April 25, 2002. Also contributing to the reduced interest expense in 2003 was the early retirement of the private placement notes on December 31, 2002 and the reduction in the interest rate paid to the Company's second largest creditor from 12% per annum to 9% per annum effective November 1, 2002.

Provision for Income Taxes:

During the six months ended June 30, 2003 the Company recorded a provision for state income taxes of $64,300 versus zero for 2002. The Company has federal net operating loss carryovers sufficient to offset all federal income taxes due on its estimated taxable income for 2003. However, the State of California recently announced a two-year moratorium on the use of net operating loss carryovers, as a result of a budget crisis, effective January 1, 2002. Consequently, the Company paid $176,000 in estimated state income taxes due for 2002 during the first quarter of 2003 and will incur state income tax expense for 2003 estimated at 9% of its taxable income. The Company estimates that its taxable income for the first six months of 2003 was approximately $720,000.

Due to continued uncertainty regarding the Company's realization of its deferred tax assets, the Company maintained a 100% reserve at June 30, 2003 against the net deferred tax assets. In light of the Company's operating results, this reserve will continue to be evaluated during 2003 to determine whether it should be fully or partially reversed at some future point.

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

Liquidity and Capital Resources:

During the six months ended June 30, 2003 the Company maintained a credit agreement with Wells Fargo Business Credit ("WFBC") consisting of a revolving line of credit and term debt bearing interest at prime plus 1% and 1.25%, respectively.

As disclosed in Note 5 to the financial statements, the Company terminated the credit agreement with WFBC effective July 11, 2003 and entered into a new Credit Facility with Comerica Bank-California ("Comerica") that expires on June 30, 2005 unless renewed earlier. The new Credit Facility includes a revolving line of credit up to a maximum of $7,000,000, a term loan for $1,250,000 and a capital expenditure term loan of $1,000,000. The new Credit Facility is secured by substantially all assets of the Company and enables the Company to borrow below prime, using a LIBOR rate option, for the first time in its history.

The new Credit Facility with Comerica substantially enhanced the Company's available borrowing capacity during July 2003 as a result of refinancing the existing term debt and more liberal definitions of eligible inventory to secure the borrowing base under the revolving line of credit.

The Company could not operate its business without the Credit Facility with Comerica or one similar to it. At June 30, 2003 the Company satisfied all financial covenants and all other requirements under the Credit Agreement with WFBC. The new Credit Facility with Comerica calls for continued satisfaction of various financial covenants for 2003 and beyond related to profitability levels, debt service coverage, tangible net worth and the ratio of total liabilities to tangible net worth.

During 2003 the Company used $308,700 in cash from operating activities, compared to generating $340,400 in cash in 2002. The increase in cash used was primarily due to increased inventory levels as the Company rebuilt its safety stock of flax oil products in the wake of the flaxseed shortage during late 2002 and higher levels of trade accounts receivable due to increased sales. Seed inventories were sharply higher as a result of higher costs and the requirement to pay for seed in advance prior to shipment due to intense competition. Partially offsetting the increased inventories were higher levels of accounts payable associated with the same issues.

Cash used in investing activities was $1,190,000 in 2003 compared to cash provided of 2,408,600 in 2002. The cash was invested by the Company in machinery and equipment, primarily for a new rotary labeler and six used expeller presses and the purchase of the intellectual property (see Note 3 to the financial statements). The cash provided during the prior year was primarily attributable to the sale of the OI product lines and related inventories in April 2002.

Cash provided by financing activities was $1,505,700 in 2003 compared to cash used of $2,749,200 in 2002. The funds provided from financing during 2003 primarily reflected increased borrowing under the revolving line of credit to finance the equipment and intellectual property purchases and the cash used for operating activities. The cash used in financing activities during 2002 was primarily attributable to payments against outstanding borrowings under the Company's line of credit with the cash proceeds from the sale of the OI product lines and related inventories in April 2002.

Management believes that future cash flows from operations and available borrowing capacity under the revolving line of credit should provide adequate funds to meet the Company's estimated cash requirements for the foreseeable future. Available borrowing capacity under the revolving line of credit was $1,722,900 and $2,036,400 at June 30, 2003 and 2002, respectively.

The Company relocated to a new leased headquarters facility in December 2002 which represented a significant upgrade to the Company's office facilities. The new office is rented under a five year fixed operating lease. Rental payments for the year ended December 31, 2003 are expected to be $185,600.

Effective June 2, 2003 the Company relocated its third-party warehousing and distribution facility from Rancho Cucamongo, California to a new facility in Woodland, California operated by Interpac Technologies, Inc. ("Interpac"). Additionally, the Company outsourced its bottling operation effective July 14, 2003 to another Interpac facility in Petaluma, California. As a result, there were thirteen positions eliminated from the Company's bottling and warehousing operation at its Copeland Street, Petaluma facility during July. The Company continues to own its bottling equipment, which has been moved and reassembled in a more efficient configuration at the Interpac Petaluma facility.

The Company does not utilize off-balance sheet financing arrangements. There were no transactions with special purpose entities that give the Company access to assets or additional financing or carry debt that is secured by the Company. There was one significant transaction with a related party during the six months ended June 30, 2003. The Company paid consulting fees of $49,500, plus expenses incurred, to Running Stream Food and Beverage, Inc. ("RSFB"). RSFB provides private label consulting and management services to the Company and is owned and operated by John R. Battendieri, a non-executive Director of the Company. In the opinion of Management, the consulting fees paid to RSFB were fair, reasonable and consistent with terms the Company could have obtained from an unaffiliated third party.

Mr. Thomas Simone is one of the Company's non-executive Directors and also sits on the Board of Directors of United Natural Foods, Inc ("UNFI"). UNFI is the Company's largest customer, representing approximately 50% of the Company's net sales for the six months ended June 30, 2003.

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

New Applicable Accounting Pronouncements:

In July 2002 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires that a liability for expenses associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. Severance pay under SFAS 146, in many cases, would be recognized over time rather than up front. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company's relocation and outsourcing of its bottling operation to the Interpac Petaluma facility became effective on July 14, 2003. Exit and disposal costs associated with the bottling operation relocation and outsourcing are expected to be minor and will be recognized during the third quarter.

In November 2002 the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which is effective for financial statements issued after December 15, 2002. There have been no new guaranties entered into during 2003 and therefore no valuation necessary under FIN 45. However, the Company is the continuing guarantor for a portion of a line of credit for The Olive Press, LLC, an unrelated third party, in the amount of $25,000.

In December 2002 the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as prescribed in SFAS 123, "Accounting for Stock-Based Compensation". Additionally, SFAS 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 with early application permitted in certain circumstances. Management has evaluated the benefits of changing to the fair value method of accounting for stock-based compensation and has elected to continue to use the intrinsic value method. Accordingly, Management does not expect the adoption of SFAS 148 to have a material impact on the Company's financial condition or results of operations. The additional interim disclosures required under SFAS 148 are included in Note 7 to the financial statements.

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

Throughout the course of its fiscal year, the Company utilizes a variable interest rate line of credit at various borrowing levels. For the six months ended June 30, 2003 the average outstanding balance under the line of credit was approximately $4,072,700 with a weighted average effective interest rate of 5.5% per annum. For the six months ended June 30, 2002 the average outstanding balance under the line of credit was approximately $4,311,000 with a weighted average effective interest rate of 6.7% per annum.

Certain other debt items are also sensitive to changes in interest rates. The following table summarizes principal cash flows and related weighted average interest rates by expected maturity date for long-term debt, excluding capital leases ($ thousands):

                                                       Expected Principal Payments
                                                       (Periods Ended December 31)
                        Outstanding      ---------------------------------------------------------
                       June 30, 2003      2003      2004      2005      2006      2007      2011
                       -------------      ----      ----      ----      ----      ----      ----
Long Term Debt:
Fixed Rate                    $657.7     $138.7    $275.2    $228.2    $15.6       --        --
  Avg. Int. Rate                 9.3%       9.3%      9.3%      9.2%     9.0%      --        --
Variable Rate                 $325.8     $325.8      --        --       --         --        --
  Avg. Int. Rate                 5.3%       5.3%     --        --       --         --        --
Imputed Rate                  $295.6       --        --        --       --         --      $295.6
  Avg. Int. Rate                 6.5%      --        --        --       --         --         6.5%

As discussed in Note 5 to the financial statements, the Company entered into a Loan and Security Agreement with Comerica Bank-California effective July 11,
2003. As a result, all of the Company's variable rate long-term debt outstanding at June 30, 2003 was retired on July 11 and replaced with new long-term debt provided by Comerica. The Company's fixed rate and imputed rate long-term debt outstanding at June 30, 2003 were not effected by the subsequent change to Comerica.

In the ordinary course of its business the Company enters into commitments to purchase raw materials over a period of time, generally six months to one year, at contracted prices. At June 30, 2003 these future commitments were not at prices in excess of current market, nor in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

                                       22

Item 4.  DISCLOSURE CONTROLS AND PROCEDURES
-------------------------------------------

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of both the design and the operation of its disclosure controls and procedures and have found them to be adequate. The Company has formed a Disclosure Review Committee (the "DRC") which consists of various senior managers from each functional area of the Company. The DRC considers the materiality of new information and reports to the Company's Chief Financial Officer.

There were no material changes in the Company's internal control system during the six months ended June 30, 2003. Management is not aware of any significant deficiencies in the design or operation of internal controls.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

In October 2000 the Company was notified by counsel for GFA Brands, Inc. ("GFA") that nutritional claims pertaining to Spectrum Naturals(R) Organic Margarine were infringing upon two patents issued in the United States that pertain to particular fat compositions suitable for human consumption. The patent holder exclusively licensed each of these patents to GFA. Management believes that the margarine does not infringe upon either patent, and further, that the patents are unenforceable. Management engaged legal counsel that specialize in this area and received an opinion letter in February 2001 confirming that, in the opinion of counsel, the manufacture or sale of Spectrum Naturals(R) Organic Margarine does not infringe upon the GFA patents, either literally or under the doctrine of equivalents.

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

GFA subsequently filed a motion to transfer venue to the U.S. District Court for New Jersey (the "court"). The Company filed its opposition to that motion, however, the motion to transfer venue was granted in January 2002. The case is currently in the discovery phase. Markman briefs, in which each side presents its arguments on how the patent claims should be construed, were submitted by both GFA and Spectrum in July 2003. In most patent infringement cases, the court's determination of how the patent claims should be interpreted is the central issue. A Markman hearing has been tentatively scheduled by the court for September 4, 2003.

A Settlement hearing between GFA, its counsel, the Company and its counsel took place on July 31, 2003. There was discussion amongst the parties regarding a potential resolution of the case without resorting to a trial. As of the date of this report, further negotiations were necessary with GFA before a potential settlement could be reached.

Management believes the Company has meritorious defenses and that a loss is not probable on the patent infringement complaint at this time. Accordingly, no provision for loss has been recorded at June 30, 2003.


Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

During the six months ended June 30, 2003 the Company did not issue any shares of its common stock.

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

None.


Item 5.  Other Information
--------------------------

None.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits:

     10.43 Agreement for Purchase and Sale of Intellectual Property dated April 15, 2003 by and between Spectrum Organic Products, Inc., Tenere Life Sciences, Inc. and Rees Moerman.

     99.11 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.12 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K during the quarter ended June 30, 2003:

     The Company filed a Current Report on Form 8-K on April 21, 2003 disclosing the dismissal of its previous independent certifying accountant and another Current Report on Form 8-K on May 12, 2003 disclosing the appointment of Grant Thornton, LLP as its new independent certifying accountant.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 4, 2003                        SPECTRUM ORGANIC PRODUCTS, INC.

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

Date:  August 4, 2003

                                            /s/  Neil G. Blomquist
                                            ----------------------------------
                                                 Neil G. Blomquist
                                                 Chief Executive Officer

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

Date:  August 4, 2003

                                            /s/  Robert B. Fowles
                                            -----------------------------------
                                                 Robert B. Fowles
                                                 Chief Financial Officer