Form 10-Q
period 2003-09-30
SPECTRUM ORGANIC PRODUCTS INC
filed 2003-11-06
CIK 1034992

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE TRANSITION PERIOD FROM                TO
                                            --------------    ----------------


                          Commission File No. 333-22997

                         SPECTRUM ORGANIC PRODUCTS, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

            California                                         94-3076294
      ----------------------                               -------------------
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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X} No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 45,999,795 shares outstanding as of November 3, 2003.
Transitional Small Business Disclosure Format: Yes [ ]  No [X]



PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                                    SPECTRUM ORGANIC PRODUCTS, INC.
                                             BALANCE SHEETS



                                              ASSETS
                                                                     (Unaudited)
                                                                    September 30,   December 31,
                                                                        2003            2002
                                                                    ------------    ------------
Current Assets:
   Cash                                                             $     83,200    $      1,000
   Accounts receivable, net                                            4,293,000       3,075,200
   Inventories, net (Note 2)                                           8,826,600       5,269,600
   Prepaid expenses and other current assets                             236,800          79,600
                                                                    ------------    ------------
     Total Current Assets                                             13,439,600       8,425,400

Property and Equipment, net (Note 3)                                   4,380,200       3,447,400

Other Assets:
   Intangible assets (Note 5)                                            588,200          42,000
   Other assets, net                                                     203,200         271,900
                                                                    ------------    ------------
Total Assets                                                        $ 18,611,200    $ 12,186,700
                                                                    ============    ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Bank overdraft                                                   $     15,500    $    589,300
   Line of credit (Note 4)                                             5,423,600       2,479,800
   Accounts payable, trade                                             5,343,400       3,330,000
   Accrued expenses (Note 7)                                             774,000         722,500
   Income taxes payable                                                     --           176,000
   Current maturities of notes payable and
     capitalized lease obligations                                       311,500         256,000
   Current maturities of notes payable, former stockholder               187,500         187,500
   Current maturities of notes payable, stockholders                      94,900          87,600
                                                                    ------------    ------------
     Total Current Liabilities                                        12,150,400       7,828,700

Notes payable and capitalized lease obligations, less
   current maturities                                                  1,190,300         278,900
Notes payable, former stockholder, less current maturities               550,500         676,800
Notes payable, stockholders, less current maturities                      56,300         128,400
Deferred rent                                                             42,200            --
                                                                    ------------    ------------
Total Liabilities                                                     13,989,700       8,912,800
                                                                    ------------    ------------

Stockholders' Equity:
   Preferred stock, 5,000,000 shares authorized, no shares issued
     or outstanding                                                         --              --
   Common stock, without par value, 60,000,000 shares authorized,
     45,984,795 and 45,705,571 issued and outstanding at
      September 30, 2003 and  December 31, 2002, respectively          9,500,800       9,430,100
   Accumulated deficit                                                (4,879,300)     (6,156,200)
                                                                    ------------    ------------
Total Stockholders' Equity                                             4,621,500       3,273,900
                                                                    ------------    ------------
Total Liabilities and Stockholders' Equity                          $ 18,611,200    $ 12,186,700
                                                                    ============    ============


                            The accompanying notes are an integral part
                                    of the financial statements

                                                2



                                     SPECTRUM ORGANIC PRODUCTS, INC.
                                        STATEMENTS OF OPERATIONS



                                                   (Unaudited)                     (Unaudited)
                                                Three Months Ended              Nine Months Ended
                                             Sept. 30,       Sept. 30,       Sept. 30,      Sept. 30,
                                               2003             2002            2003           2002
                                           ------------    ------------    ------------    ------------

Net Sales                                  $ 12,168,900    $  9,718,200    $ 33,858,000    $ 31,075,200

Cost of Goods Sold                            9,069,100       6,972,100      24,719,800      23,059,000
                                           ------------    ------------    ------------    ------------
Gross Profit                                  3,099,800       2,746,100       9,138,200       8,016,200
                                           ------------    ------------    ------------    ------------
Operating Expenses:

   Sales and Marketing                        1,634,200       1,437,300       4,699,000       4,601,400

   General and Administrative                   959,300         735,100       2,774,500       2,317,000
                                           ------------    ------------    ------------    ------------
Total Operating Expenses                      2,593,500       2,172,400       7,473,500       6,918,400
                                           ------------    ------------    ------------    ------------

Gain on Sales of Product Lines (Note 6)            --            97,700            --           139,800
                                           ------------    ------------    ------------    ------------

Income from Operations                          506,300         671,400       1,664,700       1,237,600
                                           ------------    ------------    ------------    ------------
Other Income (Expense):

   Interest Expense                            (164,200)        (94,400)       (317,200)       (391,000)
   Other                                           --            10,500          10,600          21,100
                                           ------------    ------------    ------------    ------------
Total Other Expenses                           (164,200)        (83,900)       (306,600)       (369,900)
                                           ------------    ------------    ------------    ------------

Income Before Income Taxes                      342,100         587,500       1,358,100         867,700

Provision for Income Taxes                       16,800          12,700          81,200          12,700
                                           ------------    ------------    ------------    ------------
Net Income                                 $    325,300    $    574,800    $  1,276,900    $    855,000
                                           ============    ============    ============    ============

Basic and Fully Diluted Income Per Share   $       0.01    $       0.01    $       0.03    $       0.02
                                           ============    ============    ============    ============

Weighted Average Shares Outstanding          45,911,672      45,698,661      45,775,026      45,698,661
                                           ============    ============    ============    ============


                               The accompanying notes are an integral part
                                      of the financial statements

                                                     3



                                     SPECTRUM ORGANIC PRODUCTS, INC.
                                        STATEMENTS OF CASH FLOWS



                                                                                   (Unaudited)
                                                                                Nine Months Ended
                                                                          September 30,   September 30,
                                                                              2003            2002
                                                                          ------------    ------------
Net Income                                                                $  1,276,900    $    855,000
  Adjustments to Reconcile Net Income to Net Cash Provided by (Used in)
      Operating Activities:
         Depreciation and amortization expense                                 350,200         319,600
         Provision for allowances against receivables                           77,900         135,500
         Provision for reserves for inventory obsolescence                     132,000         167,200
         Write-down of bottling equipment due to reconfiguration                53,000            --
         (Gain) Loss on sales of product lines                                    --          (139,800)
         Imputed interest on notes payable                                      14,200          16,800
         Imputed interest on stock warrants issued                                --            44,700

  Changes in Assets and Liabilities:
         Accounts receivable                                                (1,295,700)         32,200
         Inventories                                                        (3,689,000)       (122,700)
         Prepaid expenses and other assets                                    (148,500)        (21,300)
         Accounts payable                                                    1,618,400          23,500
         Accrued expenses                                                      (82,300)        (86,900)
                                                                          ------------    ------------
Net Cash Provided by (Used in) Operating Activities                         (1,692,900)      1,223,800
                                                                          ------------    ------------
Cash Flows from Investing Activities:
  Purchase of property and equipment                                        (1,152,200)       (401,300)
  Purchase of intellectual property                                           (275,000)           --
  Proceeds from sale of product lines and related inventories                     --         3,068,300
  Transaction fees on sale of product lines                                       --          (134,000)
                                                                          ------------    ------------
Net Cash Provided by (Used in) Investing Activities                         (1,427,200)      2,533,000
                                                                          ------------    ------------
Cash Flows from Financing Activities:
  Increase (decrease) in checks drawn against future deposits                 (573,800)       (108,700)
  Proceeds from line of credit                                              31,762,000      32,838,000
  Repayment of line of credit                                              (28,818,000)    (35,911,800)
  Proceeds from notes payable                                                1,495,200            --
  Repayment of notes payable                                                  (491,300)       (238,100)
  Repayment of notes payable, former stockholder                              (140,600)       (187,500)
  Repayment of notes payable to stockholders                                   (65,000)        (96,300)
  Proceeds from common stock warrants exercised                                 70,700            --
  Repayment of capitalized lease obligations                                   (36,900)        (52,600)
                                                                          ------------    ------------
Net Cash Provided by (Used in) Financing Activities                          3,202,300      (3,757,000)
                                                                          ------------    ------------
Net Increase (Decrease) In Cash                                                 82,200            (200)

Cash, beginning of the year                                                      1,000           1,200
                                                                          ------------    ------------
Cash, end of the period                                                   $     83,200    $      1,000
                                                                          ============    ============

Supplemental Disclosure of Cash Flow Information:
  Cash paid for income taxes                                              $    311,000    $     12,700
  Cash paid for interest                                                  $    313,900    $    341,400

Non-Cash Financing Activities:
   Purchase of intellectual property with debt                            $    275,000    $       --


                               The accompanying notes are an integral part
                                      of the financial statements

                                                     4

SPECTRUM ORGANIC PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation:

     These are unaudited interim financial statements and include all adjustments that, in the opinion of Management, are necessary in order to make the financial statements not misleading. The financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include certain disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the statements should be read in conjunction with Spectrum Organic Products, Inc. financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003 or future periods.

     Certain reclassifications have been made to the prior year unaudited interim financial statements to be consistent with the presentation at September 30, 2003. These reclassifications had no impact on net income or retained earnings.

2. Inventories:

     Inventories consisted of the following:

                                              September 30,      December 31,
                                                  2003               2002
                                              ------------       ------------
     Finished goods                             $6,147,300         $4,409,500
     Raw materials                               1,930,700          1,350,500
     Deposits on inventory                         990,400             57,600
                                              ------------       ------------
     Total Inventories                           9,068,400          5,817,600
     Less: Reserve for obsolete inventory         (241,800)          (548,000)
                                              ------------       ------------
     Net Inventories                            $8,826,600         $5,269,600
                                              ============       ============

     Deposits on inventory consist primarily of flaxseed paid for prior to its receipt at the Company's production facility.

3. Bottling Equipment Relocation and Reconfiguration:

     On July 14, 2003 the Company disassembled its bottling line at its leased manufacturing facility located at 133 Copeland Street, Petaluma, California and relocated and reconfigured the line at its new co-packer, Interpac Technologies, Inc. ("Interpac"), also located in Petaluma, California. Interpac provides custom bottling services to the Company under contract, utilizing the Company's bottling equipment. As a result, there were thirteen positions eliminated from the Company's bottling and warehouse operation at Copeland Street. Of those thirteen positions, eight people accepted similar positions at Interpac, three accepted severance packages and two people were on a leave of absence at the time. The severance payments were included in cost of sales for the third quarter and were not significant.

     The bottling line was reconfigured for better efficiency and higher bottling speeds and included a new labeler and new conveying equipment. As a result, there was $30,600 in net book value of equipment at Copeland Street which was scrapped rather than being relocated. Additionally, the Company recorded a writedown of $22,400 to reduce the net book value of two pieces of equipment that are being held for sale down to their estimated market value. The combined amount of $53,000 was included in cost of sales for the third quarter.

4. Change in Primary Banking Relationship:

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

     The revolving line of credit is subject to a borrowing base consisting of certain eligible accounts receivable and inventory and bears interest at the prime rate or LIBOR plus 2.25%, at the Company's option. As of September 30, 2003 the Company had $1,515,200 in available borrowing capacity under the line of credit.

     The $1,250,000 term loan is secured by property and equipment, bears interest at the prime rate plus 25 basis points (0.25%) and features a sixty-month amortization schedule.

     The $1,000,000 capital expenditure term loan will finance the purchase of additional new or used property and equipment, bears interest at the prime rate plus 25 basis points (0.25%) and features a 12 month interest only draw down period, converting to a 48 month amortization schedule thereafter. As of September 30, 2003 the Company had $754,800 available to be drawn down against the capital expenditure term loan.

     The Credit Facility calls for continued satisfaction of various financial covenants for 2003 and beyond in order to remain in compliance. As of September 30, 2003 the company was in technical default under one of the three financial covenants called for under the Credit Agreement. That covenant was the ratio of total liabilities to effective net worth, which measured 3.06 to one at September 30, 2003 versus a covenant that it not exceed 2.75 to one. The ratio was in excess of the covenant as a result of higher than expected levels of trade accounts payable and borrowings under the line of credit in order to finance the above-normal inventory levels. Inventories were above normal as a result of higher levels of finished goods maintained while the new bottling location comes up to full speed, higher levels of flaxseed inventory as a result of a short crop which necessitated buying and taking seed in advance of production requirements, and higher levels of raw materials as a result of the longer lead times required for the importation of food products as a result of the Bioterrorism Act of 2003. Comerica has granted the Company a waiver of its rights as a result of this covenant violation.

     The Credit Facility with Comerica replaced a similar arrangement with Wells Fargo Business Credit, Inc. ("WFBC"), the Company's former primary lender. All amounts due to WFBC were retired on July 11, 2003 in the amount of $5,023,600. Included in that amount was an early termination fee of $62,400 paid to WFBC for terminating that credit facility prior to its maturity date of October 6, 2004. The early termination fee and the remaining unamortized loan fee of $8,000 associated with the WFBC agreement were recorded as interest expense in the third quarter.

5. Intellectual Property Purchase:

     On April 15, 2003 the Company entered into an intellectual property purchase agreement (the "IP Agreement") with Tenere Life Sciences, Inc. ("Tenere") and Mr. Rees Moerman, both unaffiliated third parties. Mr. Moerman is an engineer and lipid scientist who developed proprietary techniques for the benign extraction of oil from oil-bearing vegetable seeds. The Company has utilized Mr. Moerman's techniques under the SpectraVac and LOCET Technology License Agreement (the "License Agreement") for the production of flax oil and other nutritional oils since 1990. Under the License Agreement, the Company paid royalties to Mr. Moerman on its sales of products that were manufactured utilizing the intellectual property. Mr. Moerman assigned his rights to the intellectual property to Tenere on January 21, 2003.

     In accordance with the IP Agreement, the Company purchased the intellectual property for $550,000 which was paid in two equal installments on April 30, 2003 and October 7, 2003. As a result, the Company is no longer obligated to pay royalties to Tenere effective April 1, 2003. Royalties paid during the years ended December 31, 2002 and 2001 were $162,500 and $152,000, respectively.

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

6. Sales of Product Lines:

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

     Since the product line sale comprised all of the remaining assets of OI, the remaining net goodwill associated with the reverse acquisition of OI in October 1999 was written off. Accordingly, the Company recorded the following gain on the product line sales for the nine months ended September 30, 2002:




     Total cash consideration                                       $ 3,167,000
     Less escrowed funds included above                                (125,000)
                                                                    -----------
     Net cash proceeds from sale                                      3,042,000

     Assets sold:
     Inventories                                                     (1,417,000)
        Fixed assets, net of accumulated depreciation                    (8,600)
        Goodwill, net of accumulated amortization                    (1,470,200)
        Other assets                                                     (6,300)
     Transaction fees                                                  (134,000)
     Reserve for remaining inventories not purchased                    (39,300)
                                                                    -----------
     Loss before collection of other previously escrowed funds          (33,400)
     Collection of escrowed funds from June 2001 sale of product
     lines                                                              173,200
                                                                    -----------
     Net Gain on Sales of Product Lines                             $   139,800
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

     Included in accounts receivable at September 30, 2002 was $146,900 of the cash consideration for salable OI inventories, which was received on October 11, 2002. The reserve for remaining inventories represented losses incurred or anticipated on inventories previously sold by the Company under the disposed product lines that were not purchased by Acirca.

     The $173,200 collection of other previously escrowed funds was the final installment of the escrowed funds in connection with the June 2001 sale of the Company's tomato-based consumer product lines, which were also divested in order to raise working capital and focus the Company's resources on its core business in healthy oils, butter substitutes and essential fatty acid nutrition.



7. Commitments and Contingencies:

     Pending Litigation

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

     GFA subsequently filed a motion to transfer venue to the U.S. District Court for New Jersey (the "court"). The Company filed an opposition to that motion; however, the motion to transfer venue was granted in January 2002.

     A Settlement hearing between GFA, its counsel, the Company and its counsel took place on July 31, 2003. There was discussion amongst the parties regarding a potential resolution of the case without resorting to a trial. As of the date of this report, further negotiations were necessary with GFA before a potential settlement could be reached.

     Markman briefs, in which each side presents its arguments on how the patent claims should be construed, were submitted by both GFA and Spectrum in July 2003. In most patent infringement cases, the court's determination of how the patent claims should be interpreted is the central issue. A Markman hearing was held by the court on October 16, 2003. The court is expected to issue a ruling on the Markman hearing soon, however, there had been no ruling issued as of the date of this report.

     Management believes the Company has meritorious defenses and that a loss is not probable on the patent infringement complaint at this time. Accordingly, no provision for loss has been recorded at September 30, 2003.

     Safety Violations and Worker's Compensation Appeals

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

     In addition, the estates of the deceased employees have both filed applications to the Workers' Compensation Appeals Board of the State of California for an increased death benefit for serious and willful misconduct by the Company. These two applications are for an additional death benefit of $107,500, to be paid by the Company, should the estates successfully establish that the Company intentionally and willfully allowed unsafe working conditions to exist. The report from CAL-OSHA did not include any willful citations against the Company, therefore, the Company intends to defend itself vigorously and believes it has meritorious defenses.

     As of September 30, 2003 the Company had an industrial accident reserve remaining of $142,000. Based upon the advice of its attorneys, the Company believes the remaining reserve will be sufficient to cover the anticipated settlement of the CAL-OSHA citations for safety violations, the worker's compensation appeals and the related attorney's fees.

     Finally, the Sonoma County District Attorney has the right to file criminal charges against the Company and certain employees, asserting violations of the California Labor Code which entail a maximum fine of $3,000,000, for up to three years from the date of the accident. The Company has engaged separate legal counsel that specializes in this area. The remaining industrial accident reserve does not cover the potential fines and expenses associated with criminal charges nor the potential settlement of these issues with the District Attorney. There have been no criminal charges filed against the Company or any of its employees as of the date of this report, and Management is unable to reasonably estimate the potential financial impact of a criminal filing or a negotiated settlement in lieu of a criminal filing. Attorney's fees incurred during the nine months ended September 30, 2003 in connection with the potential criminal charges were $26,900 and were included in general and administrative expenses.

8. Stock-based Compensation:

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


     All stock options issued to employees have an exercise price equal to the fair market value of the Company's common stock on the date of grant.
     Therefore, in accordance with the accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements. Had compensation expense for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with SFAS 123, the Company's net income and net income per share for the three and nine-month periods ended
     September 30, 2003 and 2002 would have been adjusted to the pro-forma amounts presented below:

                                                       Three Months Ended        Nine Months Ended
                                                    -----------------------   -----------------------
                                                     Sept. 30,    Sept. 30,    Sept. 30,    Sept. 30,
                                                       2003         2002         2003         2002
                                                    ----------   ----------   ----------   ----------
Net income as reported                              $  325,300   $  574,800   $1,276,900   $  855,000

Less: Total compensation expense under fair value
method for all stock-based awards, net of related
tax effects                                             74,300       52,400      226,600      153,900
                                                    ----------   ----------   ----------   ----------
Pro-Forma net income                                $  251,000   $  522,400   $1,050,300   $  701,100
                                                    ==========   ==========   ==========   ==========
Basic and diluted income per share:
  As reported                                       $     0.01   $     0.01   $     0.03   $     0.02
  Pro-forma                                         $     0.01   $     0.01   $     0.02   $     0.02


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

                                       9

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

Within the Spectrum Essentials(R) brand, the Company's products include organic flax oil, borage oil, Norwegian fish oil and other essential fatty acids in both liquid and capsule forms. The Spectrum Essentials(R) products are cold-pressed, nutritionally rich sources of Omega-3 and Omega-6 essential fatty acids and are also offered in a variety of sizes and styles.

The Spectrum Ingredients (formerly known as Spectrum Commodities, Inc.) sales force offers organic culinary oils, vinegar and nutritional oils to other manufacturers for use in their products. In addition, they bring incremental purchasing power to the Company resulting in higher margins for the consumer branded product lines.

The Company was formed on October 6, 1999 by the four-way reverse merger of Spectrum Naturals, Inc. ("SNI"), its affiliate Spectrum Commodities, Inc. ("SCI"), Organic Ingredients, Inc. ("OI"), with and into Organic Food Products, Inc. ("OFPI"). OFPI was the Registrant prior to the merger, but since a controlling interest in the Company is held by former SNI stockholders, the merger was accounted for as a reverse acquisition, with SNI and SCI as the acquirer and OI and OFPI as acquirees.

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

The Company believes the following are the more significant judgments and estimates used in the preparation of its financial statements:

Accounts Receivable Allowances - The Company provides allowances against accounts receivable for estimated bad debts, returns and deductions by customers for trade promotions and programs. These allowances are based upon the Company's historical experience with bad debt write-offs and customer deductions, customer creditworthiness, payment trends and general economic conditions. Allowances for bad debts and customer deductions were $493,900 at September 30, 2003 on gross trade accounts receivable of $4,744,900. While this estimate is one of the more significant estimates the Company makes in the preparation of its financial statements, Management does not consider it to be highly uncertain.

Inventory Reserves - The Company establishes reserves for obsolete, excess and slow-moving inventories in order to properly value its inventory at the lower of cost or market. The reserve estimates are based upon historical inventory usage, spoilage, current market conditions, and anticipated future demand. Reserves for obsolete inventories were $241,800 at September 30, 2003 on total gross inventories of $9,068,400. While this estimate is one of the more significant estimates the Company makes in the preparation of its financial statements, Management does not consider it to be highly uncertain.

Deferred Tax Asset Valuation Allowance - As of December 31, 2002 the Company had net deferred tax assets of $1,997,900 primarily resulting from net operating loss carryforwards ("NOLs"), which consisted of $5,200,000 of Federal NOLs that expire at various times through 2021, and $2,800,000 of state NOLs that expire at various times through 2012. The majority of the NOLs originated from the pre-merger operations of OFPI. As a result of OFPI's acquisition by SNI, OFPI experienced an ownership change in excess of 50% for federal and state income tax purposes. Therefore, an annual limitation is placed by the taxing authorities on the Company's right to realize the benefit of the pre-merger NOLs. Management is unable to determine whether it is more likely than not that the net deferred tax assets will be realized. Accordingly, Management has maintained a 100% valuation allowance against the net deferred tax assets for all periods presented in the financial statements. This valuation allowance is uncertain because its value depends upon the future taxable income of the Company. It will continue to be evaluated during 2003 in light of the Company's operating results to determine whether it should be fully or partially reversed at some future point.

Industrial Accident Reserve - During the second quarter of 2002, the Company established a reserve of $200,000 to cover anticipated future expenses associated with an industrial accident that occurred on April 25, 2002 (see Note
7). The reserve was established to cover anticipated citations and fines from CAL-OSHA, applications to the Workers' Compensation Appeals Board of the State of California for serious and willful misconduct penalties levied against the Company, and attorney's fees. As of September 30, 2003 there was $142,000 remaining in the industrial accident reserve. This reserve is highly uncertain because the CAL-OSHA proposed fines of $137,900 have been appealed and the applications to the Workers' Compensation Appeals Board for serious and willful misconduct penalties, if litigated, are an all-or-nothing proposition under which the Company will either be liable for $107,500 in total or nothing. The Company does not anticipate that the Workers' Compensation Appeals will be litigated, based upon the advice of its attorneys. Furthermore, the reserve does not cover potential criminal penalties against the Company which the Sonoma County District Attorney's office can levy for up to three years following the accident. There have been no criminal actions filed against the Company as of the date of this report, however, the possibility does exist and Management is unable to reasonably estimate the potential financial impact of a criminal filing or a negotiated settlement as of the date of this report.


--------------------------------------------------------------------------------
Results of Operations for the Three Month Periods Ending September 30, 2003 and September 30, 2002
--------------------------------------------------------------------------------

Summary of Results:

Management believes that earnings before interest, taxes, depreciation amortization and gains on the sales of product lines ("EBITDA as Adjusted") is an important measure of the Company's operating performance. For the three months ended September 30, 2003 EBITDA as Adjusted was $645,200 compared to $693,000 for the prior year, a decrease of $47,800 or 7%. The decrease in 2003 is discussed in detail below, but was primarily attributable to increased operating expenses partially offset by increased gross profit in 2003.

While Management believes that EBITDA as Adjusted is a useful measure of the Company's financial performance, it should not be construed as an alternative to income from operations, net income or cash flows from operating activities as determined in accordance with accounting principles generally accepted in the United States of America. Furthermore, the Company's calculation of EBITDA as Adjusted, which is detailed in the following table, may be different from the calculation used by other companies, thereby limiting comparability:

                                                   Three Months Ended Sept. 30,
                                                    --------------------------
                                                      2003             2002
                                                    ---------        ---------
Net income                                          $ 325,300        $ 574,800
Add back:  Provision for income taxes                  16,800           12,700
           Interest expense                           164,200           94,400
           Depreciation and amortization              138,900          108,800
Subtract:  Gain on sales of product lines                --            (97,700)
                                                    ---------        ---------
EBITDA as Adjusted                                  $ 645,200        $ 693,000
                                                    =========        =========



Revenues:

SPOP's net sales for the three months ended September 30, 2003 were $12,168,900 compared to $9,718,200 for 2002, an increase of $2,450,700 or 25%. The increase in net sales was primarily volume-related and was driven by increases in the Spectrum Naturals(R) and Spectrum Ingredients product lines, as detailed in the following table:

                                                     Three Months Ended September 30,
                                                 ----------------------------------------
                                                     2003            2002       % Change
                                                 -----------     -----------    ---------
Spectrum Naturals(R)Culinary Products            $ 5,796,500     $ 4,607,900        +26%
Spectrum Essentials(R)Nutritional Supplements      2,761,100       2,640,100         +5%
Spectrum Ingredients/Private Label Products        3,492,300       2,348,600        +49%
Disposed/Discontinued Product Lines                  119,000         121,600         -2%
                                                 -----------     -----------     -------
  Total Net Sales                                $12,168,900     $ 9,718,200        +25%
                                                 ===========     ===========     =======

Within the Spectrum Naturals(R) culinary products, sales were significantly higher than prior year in consumer packaged oils (+42%), institutional and food service oils (+34%) olive oils (+22%) and mayonnaise (+28%). The Company's culinary oils continued to benefit from increased consumer awareness of the dangers of hydrogenated oils with regards to obesity and cardiovascular disease.

Spectrum Essentials(R) nutritional supplement sales increased 5% versus the prior year, primarily as a result of increased demand for organic flaxseed sold as a dry supplement and refined coconut oil sold as a health and beauty aid.
Liquid supplement sales, which represented approximately 60% of the Spectrum
Essentials(R) sales during the third quarter, were flat versus the prior year.
However, the prior year sales were an all-time quarterly record for liquid supplements.

The Spectrum Ingredients sales increased 49% versus the prior year on the strength of increased customer demand for non-hydrogenated culinary oils. During the third quarter there was additional media coverage of commitments by several
Fortune 500 companies to eliminate or sharply reduce hydrogenated oils from their products.

Cost of Goods Sold:

The Company's cost of goods sold increased sharply as a percent of net sales for the three-month period ended September 30, 2003 to 74.5% compared to 71.7% for the same period in 2002. The increase was due primarily to the $53,000 write-down incurred for the bottling line equipment that was not relocated to Interpac, increased raw material costs in the Company's flax oil, olive oil and mayonnaise product lines, and an unfavorable sales mix.

Gross Profit:

Gross profit for 2003 was $3,099,800 versus $2,746,100 for 2002, an increase of $353,700 or 13%. Gross profit as a percentage of net sales (gross margin) was 25.5% for 2003 versus 28.3% for 2002, primarily as a result of the bottling line relocation and the increased raw material costs in the Company's flax oil, olive oil and mayonnaise product lines.


Sales and Marketing Expenses:

The Company's sales and marketing expenses for 2003 were $1,634,200 or 13.4% of net sales, versus $1,437,400 or 14.8% of net sales for 2002. The increase in spending of $196,800 in 2003 was primarily attributable to increased broker commissions during 2003 of $90,800, increased compensation and benefits of $55,000, increased trade show expenses of $32,700 and increased market research of $27,900, partially offset by reduced levels of advertising of $64,800 as a result of improvements currently being made to the Company's advertising message and its overall consistency.

General and Administrative Expenses:

The Company's general and administrative expenses for 2003 were $959,300 or 7.9% of net sales, versus $735,100 or 7.6% of net sales for 2002. The increase in spending of $224,200 was primarily attributable to increased compensation and benefits of $117,400, increased rent of $33,900 associated with the move to the Company's new headquarters facility, and increased legal fees of $35,300 primarily associated with the industrial accident and an S-8 filing with the SEC.

                                       12

Gain on Sales of Product Lines:

Since both product line sales comprised all of the remaining assets of OI and OFPI, the remaining net goodwill associated with the reverse acquisition of both companies in October 1999 was written-off as a result of the sales. Accordingly, the Company recorded a net gain from the sales of product lines during the nine months ended September 30, 2002 of $97,700 which consisted primarily of the collection of the first installment of the escrowed funds from the sale of OI for $125,000 collected on September 3, 2002.

Interest Expense:

The Company's interest expense for 2003 was $164,200 versus $94,400 for 2002. The increase of $69,800 or 74% was primarily attributable to the early termination fee of $62,400 paid to the Company's former primary lender (see Note 4 to the financial statements).

Provision for Income Taxes:

During the three months ended September 30, 2003 the Company recorded a provision for state income taxes of $16,800 versus $12,700 for 2002. The Company has federal net operating loss carryovers sufficient to offset all federal income taxes due on its estimated taxable income for 2003. However, the State of California has imposed a two-year moratorium on the use of net operating loss carryovers, as a result of a budget crisis, effective January 1, 2002. Consequently, the Company paid $176,000 in estimated state income taxes due for 2002 during the first quarter of 2003 and will owe state income taxes for 2003 estimated at approximately 9% of its taxable income. The Company estimates that its taxable income for the third quarter of 2003 was approximately $180,000.

Due to continued uncertainty regarding the Company's realization of its deferred tax assets, the Company maintained a 100% reserve at September 30, 2003 against the net deferred tax assets. In light of the Company's operating results, this reserve will continue to be evaluated during 2003 to determine whether it should be fully or partially reversed at some future point.

--------------------------------------------------------------------------------
Results of Operations for the Nine-Month Periods Ending September 30, 2003 and September 30, 2002
--------------------------------------------------------------------------------

Summary of Results:

Management believes that earnings before interest, taxes, depreciation amortization and gains on the sale of product lines ("EBITDA as Adjusted") is an important measure of the Company's operating performance. For the nine months ended September 30, 2003 EBITDA as Adjusted was $2,025,500 compared to $1,438,500 for the prior year, an increase of $587,000 or 41%. The improved performance in 2003 is discussed in detail below, but was primarily attributable to increased sales and gross profit, partially offset by increased operating expenses.

While Management believes that EBITDA as Adjusted is a useful measure of the Company's financial performance, it should not be construed as an alternative to income from operations, net income or cash flows from operating activities as determined in accordance with accounting principles generally accepted in the United States of America. Furthermore, the Company's calculation of EBITDA as Adjusted which is detailed in the following table, may be different from the calculation used by other companies, thereby limiting comparability:

                                                   Nine Months Ended Sept. 30,
                                                   ---------------------------
                                                      2003            2002
                                                   -----------     -----------
Net income                                         $ 1,276,900     $   855,000
Add back:  Provision for income taxes                   81,200          12,700
           Interest expense                            317,200         391,000
           Depreciation and amortization               350,200         319,600
Subtract:  Gain on sales of product lines                 --          (139,800)
                                                   -----------     -----------
EBITDA as Adjusted                                 $ 2,025,500     $ 1,438,500
                                                   ===========     ===========



Revenues:

SPOP's net sales for the nine months ended September 30, 2003 were $33,858,000 compared to $31,075,200 for 2002, an increase of $2,782,800 or 9%. The increase was attributable to strong sales growth in all three of the Company's primary product categories, partially offset by the lost sales associated with the disposed product lines. Comparable net sales (after eliminating the sales of disposed or discontinued product lines from both periods) increased by 20%, as detailed in the following table:

                                                        Nine Months Ended September 30,
                                                   -----------------------------------------
                                                       2003             2002        % Change
                                                   ------------     ------------    --------
Spectrum Naturals(R)Culinary Products              $ 15,453,600     $ 12,771,200      +21%
Spectrum Essentials(R)Nutritional Supplements         7,737,700        7,089,800       +9%
Spectrum Ingredients(R)/Private Label Products       10,458,000        8,113,900      +29%
                                                   ------------     ------------     -----
Comparable Net Sales                                 33,649,300       27,974,900      +20%
Disposed/Discontinued Product Lines                     208,700        3,100,300      -93%
                                                   ------------     ------------     -----
  Total Net Sales                                  $ 33,858,000     $ 31,075,200       +9%
                                                   ============     ============     =====


Within the Spectrum Naturals(R) culinary products, sales were significantly higher in consumer packaged oils (+45%), institutional and food service oils
(+26%), consumer and institutional sizes of mayonnaise (+17%) and olive oils
(+10%). All of the Spectrum Naturals(R) products contain no hydrogenated oils and continue to benefit from increased consumer awareness of the dangers of hydrogenated oils with regards to obesity and cardiovascular disease.

Spectrum Essentials(R) nutritional supplement sales increased 9% versus the prior year as a result of continued strong demand for flax oil and other nutritionally rich sources of Omega 3 and 6 essential fatty acids. The Spectrum
Essentials(R) product line continues to benefit from increased consumer awareness of the importance of Omega 3 and 6 EFAs to brain and other organ functions.

The Spectrum Ingredients sales increase of 29% versus the prior year was primarily attributable to increased demand by other food manufacturers for non-hydrogenated culinary oils for use in their products.

Cost of Goods Sold:

The Company's cost of goods sold decreased as a percent of net sales for the nine-month period ended September 30, 2003 to 73.0% compared to 74.2% for the same period in 2002. The decrease was primarily due to the direct effects of the industrial accident during the prior year of $254,100. Partially offsetting the impact of the industrial accident was the $53,000 write-down incurred for the bottling line equipment that was not relocated to Interpac and higher raw material costs during 2003 in the Company's flax oil, olive oil and mayonnaise product lines.

Gross Profit:

Gross profit as a percent of net sales (gross margin) was 27.0% for 2003 versus
25.8% for the prior year. The increase was primarily due to the effects of the industrial accident on the prior year, partially offset by the bottling line write-down and increased raw material costs during 2003.

Sales and Marketing Expenses:

The Company's sales and marketing expenses for the nine months ended September
30, 2003 were $4,699,000 or 13.9% of net sales, versus $4,601,400 or 14.8% of net sales for 2002. The increase in spending of $97,600 was primarily attributable to increased compensation and benefits of $146,200 and increased broker commissions of $372,500, partially offset by the elimination of $408,600 of expenses associated with the OI business disposed of on April 25, 2002.

General and Administrative Expenses:

The Company's general and administrative expenses for the nine months ended
September 30, 2003 were $2,774,500 or 8.2% of net sales, versus $2,317,000 or 7.5% of net sales for 2002. The increase in spending of $457,500 was primarily attributable to increased compensation and benefits of $243,500, increased rent of $106,900 associated with the move to the Company's new headquarters in December 2002, increased board fees for non-executive Directors in 2003 of $66,700 and increased legal expenses of $49,700 primarily attributable to the industrial accident and an S-8 filing with the SEC.

                                       14

Gain on Sales of Product Lines:

Since both product line sales comprised all of the remaining assets of OI and OFPI, the remaining net goodwill associated with the reverse acquisition of both companies in October 1999 was written-off as a result of the sales. Accordingly, the Company recorded a net gain from the sales of product lines during the nine months ended September 30, 2002 of $139,800, which consisted primarily of the collection of the final escrowed funds from the sale of OFPI of $173,200 (see
Note 6 to the financial statements).

Interest Expense:

The Company's interest expense for the nine months ended September 30, 2003 was $317,200 versus $391,000 for 2002. The reduction of $73,800 or 19% was primarily attributable to lower borrowing levels under the line of credit as a result of the sale of the OI product lines on April 25, 2002. Also contributing to the reduced interest expense was the early retirement of the private placement notes on December 31, 2002 and the reduction in the interest rate paid to the Company's second largest creditor from 12% per annum to 9% per annum effective November 1, 2002. These favorable items were partially offset by the early termination fee of $62,400 paid to the Company's former primary creditor on July 11, 2003.

Provision for Income Taxes:

During the nine months ended September 30, 2003 the Company recorded a provision for state income taxes of $81,200 versus $12,700 for 2002. The Company has federal net operating loss carryovers sufficient to offset all federal income taxes due on its estimated taxable income for 2003. However, the State of California has imposed a two-year moratorium on the use of net operating loss carryovers, as a result of a budget crisis, effective January 1, 2002. Consequently, the Company paid $176,000 in estimated state income taxes due for 2002 during the first quarter of 2003 and will incur state income tax expense for 2003 estimated at approximately 9% of its taxable income. The Company estimates that its taxable income for the first nine months of 2003 was approximately $900,000.

Due to continued uncertainty regarding the Company's realization of its deferred tax assets, the Company maintained a 100% reserve at September 30, 2003 against the net deferred tax assets. In light of the Company's operating results, this reserve will continue to be evaluated during 2003 to determine whether it should be fully or partially reversed at some future point.

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

Liquidity and Capital Resources:

As disclosed in Note 4 to the financial statements, the Company entered into a new Credit Facility with Comerica Bank-California ("Comerica") that expires on June 30, 2005 unless renewed earlier. The new Credit Facility includes a revolving line of credit up to a maximum of $7,000,000, a term loan for $1,250,000 and a capital expenditure term loan of $1,000,000. The new Credit Facility is secured by substantially all assets of the Company and enables the Company to borrow below prime, using a LIBOR rate option.

The new Credit Facility with Comerica substantially enhanced the Company's available borrowing capacity during July 2003 as a result of refinancing the existing term debt and more liberal definitions of eligible inventory to secure the borrowing base under the revolving line of credit.

The Company could not operate its business without the Credit Facility with Comerica or one similar to it. The Credit Facility calls for continued satisfaction of various financial covenants for 2003 and beyond related to profitability levels, debt service coverage, and the ratio of total liabilities to tangible net worth. As of September 30, 2003 the Company was in technical default under one of the three financial covenants called for under the Credit Agreement. That covenant was the ratio of total liabilities to tangible net worth, which measured 3.06 to one at September 30, 2003 versus a covenant that it not exceed 2.75 to one. The ratio was in excess of the covenant as a result of higher than expected levels of trade accounts payable and borrowings under the line of credit in order to finance the above-normal inventory levels. Inventories are above normal as a result of higher levels of safety stock maintained while the new bottling location comes up to full speed, higher levels of flaxseed inventory as a result of a short crop which necessitated buying and taking seed in advance of production requirements, and higher levels of raw materials as a result of the longer lead times required for the importation of food products as a result of the Bioterrorism Act of 2003. Comerica has granted the Company a waiver of its rights as a result of this covenant violation.

During 2003 the Company used $1,692,900 in cash from operating activities, compared to generating $1,223,800 in cash in 2002. The increase in cash used was primarily due to increased inventory levels as the Company rebuilt its safety stock of flax oil products in the wake of the flaxseed shortage during late 2002 and higher levels of trade accounts receivable due to increased sales. Flaxseed inventories were sharply higher as a result of higher costs and the requirement to pay for seed in advance prior to shipment due to intense competition. Partially offsetting the increased inventories were higher levels of accounts payable associated with the same issues.

Cash used in investing activities was $1,427,200 in 2003 compared to cash provided of 2,533,000 in 2002. The cash was invested by the Company in machinery and equipment (primarily for a new rotary labeler, new conveying equipment and six used expeller presses) and the purchase of the intellectual property (see
Note 5 to the financial statements). The cash provided during the prior year was primarily attributable to the sale of the OI product lines and related inventories in April 2002.

Cash provided by financing activities was $3,202,300 in 2003 compared to cash used of $3,757,000 in 2002. The funds provided by financing activities during 2003 primarily reflected the proceeds from the new term debt with Comerica and increased borrowing under the revolving line of credit to finance the equipment and intellectual property purchases and the cash used for operating activities. The cash used in financing activities during 2002 was primarily attributable to payments against outstanding borrowings under the Company's line of credit with the cash proceeds from the sale of the OI product lines and related inventories in April 2002.

Management believes that future cash flows from operations and available borrowing capacity under the revolving line of credit should provide adequate funds to meet the Company's estimated cash requirements for the foreseeable future. Available borrowing capacity under the revolving line of credit was $1,515,200 and $2,872,200 at September 30, 2003 and 2002, respectively. The reduction in available borrowing capacity versus 2002 is primarily attributable to higher borrowings in 2003 to finance the increased levels of inventory.

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

The Company does not utilize off-balance sheet financing arrangements. There were no transactions with special purpose entities that give the Company access to assets or additional financing or carry debt that is secured by the Company. There was one significant transaction with a related party during the nine months ended September 30, 2003. The Company paid consulting fees of $74,300, plus expenses incurred, to Running Stream Food and Beverage, Inc. ("RSFB"). RSFB provides private label consulting and management services to the Company and is owned and operated by John R. Battendieri, a non-executive Director of the Company. In the opinion of Management, the consulting fees paid to RSFB were fair, reasonable and consistent with terms the Company could have obtained from an unaffiliated third party.

Mr. Thomas Simone is one of the Company's non-executive Directors and also sits on the Board of Directors of United Natural Foods, Inc ("UNFI"). UNFI is the Company's largest customer, representing approximately 50% of the Company's net sales for the nine months ended September 30, 2003.

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


New Applicable Accounting Pronouncements:

In July 2002 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 146 ("SFAS 146"), "Accounting for Costs
Associated with Exit or Disposal Activities". SFAS 146 requires that a liability for expenses associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. Severance pay under SFAS
146, in many cases, would be recognized over time rather than up front. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company's relocation and outsourcing of its bottling operation to the Interpac Petaluma facility became effective on July 14, 2003. Exit and disposal costs associated with the bottling operation relocation and outsourcing of $53,000 were recognized during the third quarter in accordance with SFAS 146.

In November 2002 the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of
Indebtedness of Others", which is effective for financial statements issued after December 15, 2002. Under FIN 45, a guarantor is required to measure and recognize the fair value of certain guarantees at inception. Additionally, a guarantor must provide new disclosures regarding the nature of any guarantees, potential amount of future guarantee payments, the current carrying amount of the guarantee liability, and the nature of any recourse provisions or assets held as collateral. The initial recognition and measurement provisions under FIN
45 are effective for guarantees issued or modified on or after January 1, 2003 for the Company. The disclosure requirements are effective as of December 31, 2002 for the Company. There have been no new guaranties entered into during 2003 and therefore no valuation necessary under FIN 45. However, the Company is the continuing guarantor for a portion of a line of credit for The Olive Press, LLC, an unrelated third party, in the amount of $25,000.

In December 2002 the FASB issued SFAS 148, "Accounting for Stock-Based
Compensation-Transition and Disclosure", which provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as prescribed in SFAS 123, "Accounting for Stock-Based Compensation". Additionally, SFAS 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 with early application permitted in certain circumstances. Management has evaluated the benefits of changing to the fair value method of accounting for stock-based compensation and has elected to continue to use the intrinsic value method. Accordingly, the adoption of SFAS
148 did not have a material impact on the Company's financial condition or results of operations. The additional interim disclosures required under SFAS
148 are included in Note 8 to the financial statements.

In January 2003 the FASB issued Interpretation No. 46, "Consolidation of
Variable Interest Entities" an interpretation of Accounting Research Bulletin
No. 51, "Consolidated Financial Statements". Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company has no investment in or contractual or other business relationship with a variable interest entity. However, if the Company were to enter into any such arrangement with a variable interest entity in the future, its consolidated financial position or results of operations may be adversely impacted.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

The Company does not hold market risk sensitive trading instruments, nor does it use financial instruments for trading purposes. All sales, operating items and balance sheet data are denominated in U.S. dollars; therefore, the Company has no foreign currency exchange rate risk.

Throughout the course of its fiscal year, the Company utilizes a variable interest rate line of credit at various borrowing levels. For the nine months ended September 30, 2003 the average outstanding balance under the line of credit was approximately $4,504,400 with a weighted average effective interest rate of 4.8% per annum. For the nine months ended September 30, 2002 the average outstanding balance under the line of credit was approximately $3,614,100 with a weighted average effective interest rate of 6.6% per annum. The increased average borrowing levels in 2003 reflect the funds necessary to finance the increased inventory levels and increased level of operations in general. The reduction in the weighted average effective interest rate reflects the lower interest rates available under the new banking relationship with Comerica.



Certain other debt items are also sensitive to changes in interest rates. The following table summarizes principal cash flows and related weighted average interest rates by expected maturity date for long-term debt, excluding capital leases ($ thousands):

                                              Expected Principal Payments
                                              (Periods Ended December 31)
                  Outstanding    -----------------------------------------------------
                 Sept.30, 2003   2003     2004      2005      2006      2007     2008+
                 -------------   ----     ----      ----      ----      ----     -----
Long Term Debt:
Fixed Rate         $    588.7  $  69.6  $  275.2  $  228.2  $   15.6     --       --
  Avg. Int. Rate          9.3%     9.3%      9.3%      9.2%      9.0%    --       --
Variable Rate      $  1,432.7  $  62.5  $  280.7  $  311.3  $  311.3  $  311.3 $  155.6
  Avg. Int. Rate          4.3%   var.      var.      var.      var.      var.     var.
Imputed Rate       $    300.5     --        --        --        --        --   $  300.5
  Avg. Int. Rate          6.5%    --        --        --        --        --        6.5%


As discussed in Note 3 to the financial statements, the Company entered into a new Loan and Security Agreement with Comerica Bank-California effective July 11,
2003. As a result, all of the Company's variable rate long-term debt outstanding was retired on July 11 and replaced with new variable rate long-term debt provided by Comerica. The Company's fixed rate and imputed rate long-term debt outstanding were not affected by the change to Comerica.

In the ordinary course of its business the Company enters into commitments to purchase raw materials over a period of time, generally six months to one year, at contracted prices. At September 30, 2003 these future commitments were not at prices in excess of current market, nor in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.


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

There were no material changes in the Company's internal control system during the nine months ended September 30, 2003. Management is not aware of any significant deficiencies in the design or operation of internal controls.


PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings

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

GFA subsequently filed a motion to transfer venue to the U.S. District Court for New Jersey (the "court"). The Company filed an opposition to that motion;
however, the motion to transfer venue was granted in January 2002.

A Settlement hearing between GFA, its counsel, the Company and its counsel took place on July 31, 2003. There was discussion amongst the parties regarding a potential resolution of the case without resorting to a trial. As of the date of this report, further negotiations were necessary with GFA before a potential settlement could be reached.

                                       18

Markman briefs, in which each side presents its arguments on how the patent claims should be construed, were submitted by both GFA and Spectrum in July 2003. In most patent infringement cases, the court's determination of how the patent claims should be interpreted is the central issue. A Markman hearing was held by the court on October 16, 2003. The court is expected to issue a ruling on the Markman hearing soon, however, there had been no ruling issued as of the date of this report.

Management believes the Company has meritorious defenses and that a loss is not probable on the patent infringement complaint at this time. Accordingly, no provision for loss has been recorded at September 30, 2003.


Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

During the three months ended September 30, 2003 the Company issued 279,224 shares of its common stock for the exercise of 301,950 common stock purchase warrants issued under the private placement notes that were retired on December 31, 2002. Of the total warrants exercised, 258,100 were exercised in cash with total proceeds to the Company of $70,700 and the remaining 43,850 warrants were exercised via the cash-less exercise feature under which the net equity in the warrants are exchanged into common stock of the Company. The Company applied the proceeds received of $70,700 against its outstanding borrowings under the line of credit.

The Company has not in the past nor does it intend to pay cash dividends on its common stock in the foreseeable future. The Company intends to retain earnings, if any, for use in the operation and expansion of its business.


Item 3.  Defaults Upon Senior Securities
----------------------------------------

As disclosed in Note 4 to the financial statements, the Company entered into a new Credit Facility with Comerica Bank-California on July 11, 2003. As of September 30, 2003 the company was in technical default under one of the three financial covenants called for under the Credit Agreement. That covenant was the ratio of total liabilities to tangible net worth, which measured 3.06 to one at September 30, 2003 versus a covenant that it not exceed 2.75 to one. The ratio was in excess of the covenant as a result of higher than expected levels of trade accounts payable and borrowings under the line of credit in order to finance the above-normal inventory levels. Inventories were above normal as a result of higher levels of finished goods maintained while the new bottling location comes up to full speed, higher levels of flaxseed inventory as a result of a short crop which necessitated buying and taking seed in advance of production requirements, and higher levels of raw materials as a result of the longer lead times required for the importation of food products as a result of the Bioterrorism Act of 2003.

As a result of the technical default Comerica has certain rights under the Credit Agreement, including the right to raise the interest rates levied on the Company's indebtedness to Comerica by 3%. Comerica has granted the Company a waiver of its rights as a result of this covenant violation.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None.


Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:       Description

     10.44 Loan and Security Agreement dated June 12, 2003 effective as of July 11, 2003 by and between Spectrum Organic Products, Inc. and Comerica Bank-California.

     10.45 LIBOR Addendum to Loan and Security Agreement dated June 12, 2003 effective as of July 11, 2003 by and between Spectrum Organic Products, Inc. and Comerica Bank-California.

     10.46 Variable Rate-Installment Note dated June 12, 2003 effective as of July 11, 2003 by and between Spectrum Organic Products, Inc. and Comerica Bank-California

     10.47 Variable Rate-Single Payment Note dated June 12, 2003 effective as of July 11, 2003 by and between Spectrum Organic Products, Inc. and Comerica Bank-California

     10.48 Subordination Agreement dated June 12, 2003 effective as of July 11, 2003 by and between Debora Bainbridge Phillips Trust, Spectrum Organic Products, Inc. and Comerica Bank-California

     10.49 Subordination Agreement dated June 12, 2003 effective as of July 11, 2003 by and between Steven Reedy, Spectrum Organic Products, Inc. and Comerica Bank-California

     31.01 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.02 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.01 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.02 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K during the quarter ended September 30, 2003:

None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 3, 2003                      SPECTRUM ORGANIC PRODUCTS, INC.

                                            By:  /s/  Robert B. Fowles
                                               --------------------------------
                                                      Robert B. Fowles
                                                      Duly Authorized Officer &
                                                      Chief Financial Officer