Form 10-K
period 2003-12-31
SPECTRUM ORGANIC PRODUCTS INC
filed 2004-03-29
CIK 1034992

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2003

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from                 to
                                      ---------------   ----------------

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

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X  No
                                    -----  -----

Indicate by check mark if there is no disclosure contained herein of delinquent filers pursuant to Item 405 of Regulation S-K, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or by amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
                                 Yes     No  X
                                    -----  -----

As of March 22, 2004 there were 46,296,277 shares of the Registrant's common stock outstanding.

As of March 22, 2004 the aggregate market value of the Registrant's no par value common stock, excluding shares held by affiliates, was $9,843,016 based upon a closing bid price of $0.80 per share of common stock on the OTC Bulletin Board System.


--------------------------------------------------------------------------------
                                                                          Page 1

                                     PART I

ITEM 1. BUSINESS
----------------

Introduction

Spectrum Organic Products, Inc. ("Spectrum", the "Registrant" or the "Company") competes primarily in three business segments: natural and organic foods under the Spectrum Naturals(R) brand, essential fatty acid nutritional supplements under the Spectrum Essentials(R) brand, and industrial ingredients for use by other manufacturers sold under the Spectrum Ingredients name. The vast majority of the Company's products are oil-based and the Company has positioned itself as "The Good Fats Company".

Within the natural and organic foods segment, the Company's products include olive oils and other culinary oils, salad dressings, condiments and butter-substitutes such as Spectrum Organic Margarine(R) and Spectrum Spread(R). All of the Company's culinary products feature healthy fats, contain no hydrogenated or trans fats and are offered in a variety of sizes and flavors in both organic and conventional, non-GMO offerings.

Within the nutritional supplement segment, the Company's products include organic flax oils, evening primrose oil, borage oil, Norwegian fish oil and other essential fatty acids in both liquid and capsule forms. The Spectrum Essentials(R) products are cold-pressed, nutritionally rich sources of Omega-3 and Omega-6 essential fatty acids and are also offered in a variety of sizes and styles.

The Spectrum Ingredients(R) (formerly known as Spectrum Commodities, Inc.) segment includes organic and conventional non-GMO culinary oils, organic vinegar, condiments and nutritional oils offered to other manufacturers for use in their products. In addition, they bring incremental purchasing power to the Company resulting in higher margins for the consumer branded products.

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

On April 25, 2002 the Company sold the OI industrial ingredient product lines in fruits, vegetables, concentrates and purees to Acirca. Accordingly, operating results for 2002 include the operating results associated with the OI disposed product lines from January 1 until the date of sale. The two dispositions have significantly strengthened the Company from a liquidity and working capital standpoint. Additionally, the Company can now focus its resources on its core business in healthy oils, butter substitutes and essential fatty acid nutrition.

--------------------------------------------------------------------------------
                                                                          Page 2

History

SNI was incorporated in 1980 to bring nutrition and quality into the vegetable oil category. In the beginning natural oils were manufactured and distributed in bulk. Six years later the Spectrum Naturals(R) brand was launched. Over time SNI expanded its product lines to include condiments and salad dressings under the Spectrum Naturals(R) brand and nutritional supplements under the Spectrum Essentials(R) brand. The brands are positioned as premium, healthy alternatives to conventional products as a result of the organic sourcing of raw ingredients and the chemical-free extraction of the oils utilizing mechanical (expeller) pressing techniques. SNI has been a leading innovator in the development and marketing of expeller-pressed and certified organic vegetable oils. The Company has also been a leading proponent of testing and verifying the absence of genetically modified organisms in its culinary oils. SNI has marketed natural mayonnaise since 1987, organic vinegar since 1989 and healthy fat salad dressings since 1996. Spectrum Spread(R), a healthy alternative to butter or margarine in baking applications was introduced in 1993.

Expanding into the nutritional supplement product category, Spectrum participated in areas of nutritional research and product development, becoming the first company to market organic flax oil in the United States. Spectrum also implemented the proprietary technology known as SpectraVac. SpectraVac, in use since 1989, is an organic method of fresh oil extraction from seed without the use of chemicals that also minimizes the impact of oxygen, light and heat. The SpectraVac system also employs micron filtration technology which eliminates impurities without stripping out the beneficial compounds in the oil. The result is a true, cold-pressed nutritionally rich oil that resists flavor reversion.

In 1995 the Company formed Spectrum Commodities, Inc. to serve other natural food manufacturers with similar bulk ingredient needs. SCI's mission was to improve the integrity of ingredients used in food manufacturing. SCI offered expeller-pressed oils in place of those made with petroleum solvents. Organic and non-GMO oils are often preferred over their conventional counterparts. SCI also secured exclusive distribution rights to new products such as organic palm and coconut oils. SCI works with a distribution network that has railcar pumping stations and warehouses on both coasts. SCI provides industrial quantities of organic and expeller-pressed culinary and nutritional oils and organic vinegar to manufacturers, co-packers, private label and food service accounts. The SCI product lines are now offered for sale under the Spectrum Ingredients ("SI") name.

OFPI went public in August 1997 and was traded on the NASDAQ Small Cap Market until being delisted in May 1999 due to non-compliance with the net tangible assets requirement. Since then the Company's common stock has traded on the OTC Bulletin Board System under the ticker symbol "OFPI" until the October 1999 merger, after which the Company changed its name to Spectrum Organic Products, Inc. and its ticker symbol to "SPOP."

The Company offers its products here in the United States as well as internationally to natural and mainstream retailers and manufacturers. Retail products are sold in, but not limited to, stores such as Whole Foods, Wild Oats, Raley's and Trader Joe's.


SPECTRUM NATURALS(R) CULINARY SEGMENT

The Company introduces and discontinues products on a regular basis, consistent with customary practices of other firms in the processed food industry. The Company's current culinary products, which include organic and Orthodox Union certified products, include the following:

Culinary Oils

The Company's largest culinary product line is olive oil. Spectrum markets organic and conventional extra virgin olive oil in various sizes. The Company also offers olive oils from various geographic regions including Greece, Spain, Italy, Argentina and California.

--------------------------------------------------------------------------------
                                                                          Page 3

Spectrum also markets other refined, unrefined, blended and organic cooking oils under the Spectrum Naturals(R) brand. The other culinary oils include almond, apricot, avocado, canola, coconut, corn, peanut, grapeseed, safflower, sesame, soy, sunflower and walnut. In 2003 the Company introduced three new toasted nut oils: walnut, hazelnut and pumpkin seed.

Condiments

The Company also markets condiments under the Spectrum Naturals brand name. There is both a "lite" and a regular mayonnaise made from expeller-pressed canola oil. The Company introduced the first organic mayonnaise during 2000. Spectrum also markets a vinegar line that is third party certified organic, which includes: apple cider, brown rice, red wine, white wine and balsamic. There is also non-organic balsamic vinegar from Modina, Italy. Spectrum also markets two types of spreads for use as a healthy alternative to butter or margarine: Spectrum Naturals Canola Spread and Essential Omega Spread made with organic flax and soy oils. Spectrum also introduced the first organic margarine during 2000.

Salad Dressings

The Company also markets organic salad dressings in full-fat, low-fat and fat-free versions in various flavors and sizes. The salad dressing line also includes three Omega-3 vinaigrettes, which are functional full-fat dressings made with organic flax and soy oil to help consumers achieve recommended daily allowances of Omega-3 essential fatty acids in a tasteful product.

Cooking Sprays

There are five six-ounce cooking sprays that compete with their mass-market counterpart "Pam". The Spectrum Super Canola Spray Oil is made from high-oleic canola oil and the Extra Virgin Olive Spray Oil is made from a blend of extra virgin olive oil and canola oil. Also available in the six-ounce size are Canola Spray Oil with Butter Flavor, Grapeseed Spray Oil and Extra Virgin Olive Spray Oil with Garlic Flavor. There is also a 16-ounce version of the Spectrum Super Canola Spray Oil.

Shortening

Spectrum markets a non-hydrogenated organic palm shortening that can be used in any cooking application where butter, margarine or shortening is called for. The Spectrum Naturals(R) shortening is a healthy alternative to hydrogenated shortening and partially hydrogenated oils.

IQF Whole Frozen Fruits and Vegetables

There are eight Individually Quick Frozen whole frozen fruits offered by the Company for sale in foodservice sizes: bananas, raspberries, strawberries, peaches, mango, papaya, blueberries and pineapple. IQF vegetables include peas and corn.


SPECTRUM ESSENTIALS(R) NUTRITIONAL SUPPLEMENT SEGMENT

Spectrum markets essential fatty acid nutritional supplements under the Spectrum Essentials(R) brand. The supplements are available in both liquid and capsule forms. The essential fatty acid supplement oils include Flax, Borage, Evening Primrose, Norwegian Fish and Wheat Germ oils in various sizes, flavors and blends. The Spectrum Essentials(R) brand also includes two fiber supplements for colon care.


SPECTRUM INGREDIENTS/PRIVATE LABEL SEGMENT

The Company offers a wide variety of certified organic and non-organic industrial ingredients to other food manufacturers, including olive oils and numerous other vegetable cooking oils in both refined and unrefined states, vinegar, mayonnaise, shortening and nutritional oils (primarily flax oil) sold in institutional sizes and bulk capsules.

--------------------------------------------------------------------------------
                                                                          Page 4

The private label product lines include programs for natural and organic food retailers such as Whole Foods, Wild Oats and Trader Joe's. These programs include canola oil, mayonnaise, olive oil, flax oil, various fruit juices and tomato-based products. The Company has announced is intention to discontinue the private label fruit juice and tomato-based products, effective April 16, 2004.

Sales and Distribution

Spectrum sells its consumer branded products primarily through distributors, independent commissioned food brokers and specialty food brokers to natural food and specialty food stores, retail chains and independent grocery stores. Currently Spectrum products are offered in over 6,000 health food stores nationwide and 2,000 grocery stores located throughout the United States and Canada. In order to increase its distribution and sales, Spectrum offers special promotional pricing and occasionally may pay "slotting fees", which are payments made by food processors and distributors to retail stores in order to acquire retail shelf space for their food products.

In 2003 United Natural Foods, Inc. ("UNFI") accounted for approximately 36% of the Company's net sales, versus 50% in 2002 and 39% in 2001. The loss of UNFI as a customer would have a material adverse effect on Spectrum's operations. The Company has one independent Director, Thomas B. Simone, who also serves as Vice Chair and Lead Independent Director of the Board of United Natural Foods, Inc. UNFI's percentage of sales decreased in 2003 because of the growth of the Spectrum Ingredients Division as a percent of total sales. The Spectrum Ingredients product lines are sold to domestic food manufacturers.

A broker incentive plan has been implemented based on annual quotas to motivate brokers to increase their sales of Spectrum products. Spectrum has also entered into arrangements with certain retail store chains to obtain closer working relationships and enhanced retail merchandising and promotional support.

To date the Company has focused on its core natural foods distribution network. Spectrum will enter into new distribution arrangements with mass-market accounts where profitable. Management believes there is an opportunity to enter conventional supermarkets as they become more committed to providing a variety of organic and natural food products, and as consumers become more health conscious.

Marketing and New Product Development

Spectrum's product marketing emphasizes organic, all natural and healthy oil products containing no hydrogenated fats as a healthy and good-tasting alternative to similar traditional food products. Each brand is targeted toward specific consumer segments with appropriate products, flavor variations, images and messages. Spectrum promotes all its brands to natural food and health food stores and the specialty or gourmet departments of grocery stores. Spectrum utilizes a pricing strategy in which its organic food products are offered at prices only slightly higher than their non-organic counterparts through strategic everyday value pricing programs with key retailers.

The Company primarily uses outside resources in developing its new consumer branded products. Research and development expenses are included in general and administrative expense.

Manufacturing Facilities and Suppliers

Spectrum manufactures the Spectrum Essentials flax oil products in a leased facility located at 133 Copeland Street, Petaluma, California. On July 14, 2003 the Company disassembled its bottling line at Copeland Street and relocated and reconfigured the line at its new bottling co-packer, Interpac Technologies, Inc. ("Interpac"), also located in Petaluma. Interpac provides custom bottling services to the Company utilizing the Company's bottling equipment.

On June 2, 2003 the Company relocated its third party warehousing and distribution facility from Southern California to a new facility operated by Interpac in Woodland, California.

--------------------------------------------------------------------------------
                                                                          Page 5

Spectrum uses co-packers to process and package its vinegars, condiments, dressings, mayonnaise, shortening, spreads and encapsulated nutritional products. The Company's primary co-packer of branded products represented approximately 11% of the cost of goods sold in 2003 versus 11% in 2002 and 6% in 2001. While a change in co-packers could cause a delay in production and a possible loss of sales, the Company believes other manufacturers are available who could provide processing at similar prices and terms.

Organic raw materials are available from a limited number of sources. The Company had one vendor of canola oil that supplied approximately 16% of Spectrum's raw material purchases in 2003 versus 11% in 2002 and 6% in 2001. The Company believes that other suppliers are available who could provide products at similar prices and terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which could adversely affect operating results.

Competition

The natural food and health food industries in general and the condiment, culinary oil and nutritional supplement businesses in particular, are highly competitive and there are numerous multinational, regional and local firms that currently compete, or are capable of competing, with Spectrum. In the natural foods category Spectrum's principal competitors are private label offerings and Hain Pure Foods. Spectrum competes with numerous brands in the non-organic vegetable oil category including Puritan and Wesson. In the organic culinary oil category, competitors include Colavita, Hain and Dal Raccolto. The nutritional supplement competitors include Health From The Sun and Barleans. The Company also faces competition in the natural food condiment market from Eden, Canoleo, Nasoya, Annie's and Braggs. Competitors in the non-organic condiments market include H.J. Heinz Company and International Home Foods, which markets Best Foods Mayonnaise.

Competitive factors in the specialty foods industry include price, quality, brand image and flavor. Spectrum positions its product lines to be slightly more expensive than their non-organic food counterparts but consistent with prices charged by other organic food marketers. Management believes its products compete favorably against other organic foods with respect to quality and flavor.

Trade Names and Trademarks

The Company has federal registration for its Spectrum Naturals, Spectrum Essentials, Spectrum Spread and Veg Omega-3 trademarks. However, there can be no assurance that any trademark or trade name will not be copied or challenged by others.

Government Regulation

The Company is subject to various federal, state and local regulations relating to cleanliness, maintenance of food production equipment, food storage and food handling and the Company is subject to unannounced on-site inspections of its manufacturing facilities. As a manufacturer and distributor of foods, the Company is subject to regulation by the United States Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the United States Department of Agriculture ("USDA") and the Occupational Safety and Health Administration ("OSHA") in connection with the manufacture, sale, safety, advertising, handling, storage, transportation, labeling and processing of food products. In order to offer organic and kosher food products, the Company is also subject to inspection and regulation by third party certification agencies.

The USDA adopted regulations with respect to the labeling and certification of organic foods which were implemented on October 21, 2002. The Company has made the required label revisions and is in compliance with the additional requirements for third party organic certification.

In response to the terrorist attacks against the United States on September 11, 2001 the government has taken aggressive action to protect the nation's food supplies. In June 2002 the FDA enacted the Public Health Security and Bioterrorism Preparedness and Responsive Act of 2002 (the "Bioterrorism Act").

--------------------------------------------------------------------------------
                                                                          Page 6

The Bioterrorism Act mandated that all food companies comply with four new requirements with regards to the importation of food products to the United States as of December 2003:

     1. Registration of all domestic and importing manufacturers directly with the FDA.
     2. Pre-notification of inbound food shipments with the Bureau of Customs and Border Protection (the "BCBP").
     3. Maintenance of documentation to support the importation of any food product, by lot, as it flows from the importer to the ultimate customer for a minimum of two years.
     4. Detention of food products at the port of entry at the discretion of the FDA, in connection with its efforts to protect the nation's food supply.

Spectrum, as a regulated organic producer, has been subject to annual audits to retain its organic certification and maintains records of organic and conventional shipments, by lot, for a minimum of five years. Accordingly, compliance with the Bioterrorism Act has been relatively seamless for the Company. The increased amount of time required to clear items through the port with the BCBP has required the Company to carry higher levels of raw materials in inventory, however.

Additionally, the BCBP has initiated a key cooperative program with the importer community called Customs-Trade Partnership Against Terrorism ("C-TPAT"). The BCBP provides participating companies with guidelines for security enhancement throughout the supply chain and encourages their voluntary enrollment into C-TPAT. The Company has applied for membership in the C-TPAT program, which will lower the Company's risk profile with BCBP and improve the efficiency of the importation of raw materials by the Company.

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

Employees

As of March 22, 2004 Spectrum had 59 full-time employees. Spectrum's employees are not covered by a collective bargaining agreement and the Company considers its employee relations to be satisfactory.


ITEM 2. PROPERTY
----------------

The Company leases three facilities in Petaluma, California to house manufacturing and the administrative offices. The Petaluma facilities occupy a total of 53,800 square feet at a combined monthly rent of $41,600. In December 2002 the Company consolidated its office space into its new headquarters facility at 5341 Old Redwood Highway, Suite 400, Petaluma, California. The headquarters facility lease is a non-cancelable operating lease which expires on December 31, 2007. While Management believes that the headquarters facility is adequate for the Company's needs, it was actively evaluating other locations for its manufacturing facility at the time this report was filed.

--------------------------------------------------------------------------------
                                                                          Page 7

ITEM 3. PENDING LITIGATION
--------------------------

Industrial Accident

On February 4, 2004 the Company pleaded no contest to two misdemeanor counts of violations under California Labor Code Section 6425, violation of a regulation issued by the California Occupational Health and Safety Administration ("CAL-OSHA"), requiring employers to provide, maintain and ensure employees use required confined space equipment. The plea arose in connection with a tragic production accident on April 25, 2002 that resulted in the death of two of the Company's employees. Under the Terms of Settlement and Probation entered into with the plea, the Company will pay a fine of $150,000 in three annual installments of $50,000 each on June 30, 2004, 2005 and 2006. In addition the Company paid $150,000 in restitution to the California District Attorneys Association Workers Safety Training Account to assist in the prosecution of worker safety cases in the State of California. The Company also reimbursed costs of $25,000 each to the Petaluma Police Department, the Petaluma Fire Dept. and the Sonoma County District Attorney's Office. Finally, an additional fine of $250,000 under California Labor Code Section 6425 was suspended conditioned upon the Company's compliance with the terms of court supervised probation for three years. Accordingly, the Company accrued an expense of $375,000 against the year ended December 31, 2003 to cover the net present value of the above payments, plus estimated attorney's fees to reach agreement on the plea with the District Attorney's Office. Total expenses directly attributable to the industrial accident were $410,200 and $254,100 for the years ended December 31, 2003 and 2002, respectively.

At December 31, 2003 the remaining outstanding issues in connection with the industrial accident were the CAL-OSHA proposed penalties of $137,900 which have been appealed by the Company, and appeals filed by the estates of the two employees with the Workers Compensation Appeals Board of California for serious and willful misconduct penalties of $107,500 in total. The Company intends to defend itself vigorously and believes it has meritorious defenses, since the CAL-OSHA citations did not include any willful penalties. It actually litigated, the workers compensation appeals are an all-or-nothing proposition under which the Company will either be liable for $107,500 or nothing. Based on the advice of counsel, the Company expects the workers compensation appeals to be settled rather than litigated. The Company had a reserve of $141,900 at December 31, 2003 to cover the anticipated settlement of these outstanding issues plus attorney's fees, which Management believes will be adequate.

Proposition 65 Complaint

On November 26, 2003 the Company was notified by attorneys for the Environmental Law Foundation (the "ELF") that the Spectrum Naturals(R) Organic Balsamic Vinegar contains lead in excess of the allowable quantities under the Safe Drinking Water and Toxic Enforcement Act of 1986, also known as Proposition 65. The ELF is a California non-profit organization that represents itself as dedicated to the preservation of human health and the environment.

ELF's attorneys filed a Complaint for Civil Penalties, Statutory, Equitable and Injunctive Relief (the "Complaint") against Cost Plus, Inc., Safeway, Inc., Trader Joe's Company, Williams-Sonoma, Inc., Whole Foods, Inc. and unspecified defendants one through 100 in the Superior Court of the State of California on May 20, 2003 alleging violation of Proposition 65 for the sale of various products that contain lead in excess of the allowable limits without the required warning label. ELF's attorneys later notified Spectrum and dozens of other retailers, importers and manufacturers of vinegar that they would be included as one of the 100 unspecified defendants included in the Complaint.

While lead has been shown to cause cancer and reproductive toxicity in humans, the Proposition 65 consumption quantity defined as no significant risk level for cancer was set at 15 micrograms per day. Lead is a naturally occurring element in all vinegars. Based on the Company's tests, a person would need to consume

--------------------------------------------------------------------------------
                                                                          Page 8
somewhere between 1.3-2.6 cups (270-630ml) daily of the Company's various vinegar products to reach the Proposition 65 lead level. The small lead content in vinegar occurs naturally in the soil and is absorbed by the grapes used to make vinegar. The level of lead in vinegar is not affected by the manufacturing process and, therefore, is not subject to regulation under Proposition 65.

The Spectrum Naturals(R) brand was built on the premise of providing consumers with organic healthy oils and condiments. Management does not believe the consumption of its various vinegar products as condiments or salad dressings poses any increased risk for cancer or reproductive toxicity.

The Company has joined a Joint Defense Group established by attorneys representing several of the defendants in the Complaint. The initial fee to join was a $5,000 retainer, which the Company paid on February 17, 2004. Management believes the Complaint will eventually be shown to be without merit. Accordingly, no provision for loss or future attorney's fees has been recorded at December 31, 2003.

Patent Infringement Complaint

In October 2000 the Company was notified by counsel for GFA Brands, Inc. ("GFA") that nutritional claims pertaining to Spectrum Naturals(R) Organic Margarine were infringing upon two patents (the "first patents") issued in the United States that pertain to particular fat compositions suitable for human consumption. The patent holder, Brandeis University, exclusively licensed each of these patents to GFA. GFA demanded that the Company cease the manufacture and sale of the margarine and threatened legal action if the Company failed to comply.

Management engaged legal counsel that specializes in this area and received an opinion letter in February 2001 confirming that, in the opinion of counsel, the manufacture or sale of Spectrum Naturals(R) Organic Margarine did not infringe upon the GFA patents, either literally or under the doctrine of equivalents.

It has always been Management's view that the formula for Spectrum Naturals Organic Margarine(R) fell outside the claims made in the Brandeis University patents. Despite numerous attempts, the Company was unable to convince GFA that its formula for the margarine fell outside the claims of the first patents. Therefore, the Company filed a complaint against GFA for declaratory judgment of non-infringement and invalidity of the two patents on August 28, 2001 in the U.S. District Court for Northern California. The complaint requested a declaratory judgment that the margarine does not infringe either patent, a declaratory judgment that both patents are invalid, that GFA be enjoined from threatening or asserting any action for infringement of either patent, and attorney's fees.

GFA subsequently filed a motion to transfer venue to the U.S. District Court for New Jersey (the "court"). The Company filed an opposition to that motion; however, the motion to transfer venue was granted in January 2002.

A settlement hearing between GFA, its counsel, the Company and its counsel took place on July 31, 2003. There was discussion amongst the parties regarding a potential resolution of the case without resorting to a trial. A settlement between the parties could not be reached.

Markman briefs, in which each side presents its arguments on how the patent claims should be construed, were submitted by both GFA and Spectrum in July 2003. In most patent infringement cases, the court's determination of how the patent claims should be interpreted is the central issue. A Markman hearing was held by the court on October 16, 2003. The court issued its ruling on the Markman hearing on December 3, 2003 in favor of the Company's interpretation of the patent claims. The favorable ruling will assist the Company in settling the complaint with respect to the first patents.

Meanwhile, unbeknownst to the Company, Brandeis University had filed for an additional patent (the "second patent") with the U.S. Patent Office which included patent claims that did encompass the Company's formula for Spectrum Naturals Organic Margarine(R). Unlike trademark law, patents are issued in the United States without pre-publication or notice which would allow for comment or appeal by potentially affected parties. Instead, the United States Patent Office is the sole arbiter of the merits of any patent application. Once a patent is

--------------------------------------------------------------------------------
                                                                          Page 9
issued, the burden to contest it falls on any affected party to pursue its rights via the courts. On October 7, 2003 the U.S. Patent Office granted the second patent to Brandeis University. On the advice of counsel, the Company ceased the production of the margarine immediately thereafter and is currently evaluating its options with regards to the second patent.

Management believes the Company has meritorious defenses and that a loss is not probable on the patent infringement complaint with regard to the first patents at this time. Accordingly, no provision for loss has been recorded at December 31, 2003.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None.

--------------------------------------------------------------------------------
                                                                         Page 10

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------------------------------------------------------------------------
MATTERS
-------

General

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

                                                               Price
                                                               -----
                                                          High        Low
                                                          ----        ---
     Fiscal Year Ended December 31, 2003:
         First Quarter                                   $ 0.40      $ 0.27
         Second Quarter                                    0.45        0.21
         Third Quarter                                     0.72        0.41
         Fourth Quarter                                    0.85        0.58
     Fiscal Year Ended December 31, 2002:
         First Quarter                                   $ 0.44      $ 0.18
         Second Quarter                                    0.48        0.24
         Third Quarter                                     0.60        0.36
         Fourth Quarter                                    0.47        0.28

The last recorded sale price of the Company's common stock was $0.80 per share on the OTC Bulletin Board System on March 22, 2004.

As of March 22, 2004 the Company had approximately 750 record and beneficial stockholders.

Dividend Policy

The Company has not in the past nor does it intend to pay cash dividends on its common stock in the future. The Company intends to retain earnings, if any, for use in the operation and expansion of its business. The amount of future dividends, if any, will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements, general economic conditions and such other factors as the Board deems relevant. Moreover, the Company's Credit and Security Agreement with its primary lender prohibits the payment of dividends without the prior approval of the lender.

--------------------------------------------------------------------------------
                                                                         Page 11



Shares Issued During the Years Ended December 31, 2003, 2002 and 2001

During the years ended December 31, 2003, 2002 and 2001, the Company issued shares of its common stock as follows for the reasons indicated:

                                                                                                   Cash and
                                                                       Month          Shares       Non-Cash
                                                                      Issued          Issued       Proceeds
                                                                      ------          ------       --------
Year Ended December 31, 2003:
Shares issued for the exercise of common stock
    purchase warrants under the private placement
    notes                                                             Various           405,456     $  90,000

Shares issued for the exercise of common stock
    options by former employees                                      Dec. 2003          143,750        59,400
                                                                                      ---------     ---------
Totals for the Year Ended December 31, 2003                                             549,206     $ 149,400
                                                                                      =========     =========
Year Ended December 31, 2002:

Shares issued for the net exercise of common
   stock purchase warrants under the private
   placement notes                                                   Nov. 2002            6,910     $    --
                                                                                      =========     ==========
Year Ended December 31, 2001:

Shares issued to a non-executive Director of
   the Company, under a private sale                                 Feb. 2001          160,000     $  50,000

Shares issued to two non-executive Directors of
   the Company, in lieu of cash compensation for
   Board fees earned during 2000                                     Feb. 2001           64,000        20,000

Shares issued to four note holders under the
   private placement conversion offer to convert
   the notes to equity                                                Various           630,000       168,200

Common stock purchase warrants exercised by the
   note holders under the private placement notes                     Various           230,883          --

Shares issued to the Chapter 7 estate of Sunny
   Farms Corp. in final settlement of litigation                     Dec. 2001          117,950        93,700
                                                                                      ---------     ---------
Totals for the Year Ended December 31, 2001                                           1,202,833     $ 331,900
                                                                                      =========     =========

All the shares except those issued to the Chapter 7 estate of Sunny Farms Corp.
and the shares issued under the Company's Stock Option Plan were issued under Regulation D of the Securities Act of 1933 (the "Act"), with resale of such shares permitted only pursuant to Rule 144 of the Act. All certificates representing the unregistered shares were endorsed with restrictive legends identifying them as unregistered under the Act.

Shares Authorized for Issuance Under Equity Compensation Plans

The Company's Amended 1995 Stock Option Plan is the only compensation plan under which equity securities of the Company are issued. That plan has been approved by the Company's shareholders and the following table provides information regarding its status as of December 31, 2003:

--------------------------------------------------------------------------------
                                                                         Page 12






                                                                                  Available Shares
                             Shares to be Issued       Weighted Average           Remaining for Future
                             Upon Exercise of          Exercise Price of          Issuance Under Equity
                             Outstanding Options       Outstanding Options        Compensation Plan
                             -------------------       -------------------        ---------------------

Equity Compensation Plan
Approved by Security
Holders                           4,152,115                 $ 0.33                     2,704,135



ITEM 6. SELECTED FINANCIAL DATA
--------------------------------------------------------------

The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and the consolidated financial statements of the Company and the notes thereto included in Item 8 of this Form 10-K.

                                                                    Years Ended December 31,
                                                                    ------------------------
In thousands except per share data                     2003      2002        2001        2000        1999
----------------------------------                     ----      ----        ----        ----        ----
Operating Data:
   Net Sales                                         $45,677     $40,579    $41,019     $41,442     $29,161
   Gross Profit                                       11,870      10,756     11,009       9,418       8,202
   EBITDA as adjusted                                  2,437       2,289      2,400       1,212       1,486
   Income (Loss) from Operations                       1,526       1,776     (4,251)       (688)        762
   Net Income (Loss)                                   2,664       1,120     (5,206)     (2,002)       (113)

   Weighted Average Shares Outstanding:
      Basic                                           45,845      45,700     45,279      44,234      35,095
      Fully Diluted                                   47,840      46,306     45,279      44,234      35,095

   Net Income (Loss) per Share:
      Basic                                          $  0.06     $  0.02    $ (0.12)    $ (0.05)    $ (0.00)
      Fully Diluted                                     0.06        0.02      (0.12)      (0.05)      (0.00)
   Cash Dividends Declared per Share                    0.00        0.00       0.00        0.00        0.00

Cash Flow Data:
  Cash Provided by (Used in) Operating
      Activities                                     $(1,206)    $   717    $  (858)    $   360     $  (172)
  Cash Provided by (Used in) Investing
      Activities                                      (1,831)      2,344      2,294          20      (1,530)
  Cash Provided by (Used in) Financing
      Activities                                       3,032      (3,075)    (1,418)       (379)      1,702


                                                                       As of December 31,
                                                                       ------------------
                                                       2003      2002        2001        2000        1999
                                                       ----      ----        ----        ----        ----
Balance Sheet Data:
   Working Capital (Deficit)                         $ 1,560     $   597    $(1,030)    $(4,257)    $(3,323)
   Total Tangible Assets                              18,634      12,156     12,776      13,057      14,654
   Total Assets                                       19,221      12,198     14,300      22,841      24,974
   Total Long-term Debt                                1,653       1,084      1,708       2,001       2,788
   Total Stockholders' Equity                          6,087       3,274      2,098       6,850       8,413

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

--------------------------------------------------------------------------------
                                                                         Page 13



Accordingly, the selected financial data presented above reflects the historical results of SNI and SCI only for all periods presented through October 5, 1999 and the combined entity from the October 6, 1999 merger date forward. On June
11, 2001 the Company sold the OFPI product lines to a third party; therefore, results for 2001 include the OFPI product lines from January 1 to the date of sale. On April 25, 2002 the Company sold the OI product lines to a third party;
therefore, results for 2002 include the OI product lines from January 1 to the date of sale.

As a result of the 1999 merger and subsequent divestitures of the product lines acquired in the merger in 2001 and 2002, the net sales data in the selected financial data table above requires additional disclosures. The Company has posted significant annual sales growth within its core categories of healthy oils, butter substitutes and nutritional supplements. The following table discloses net sales by segment and comparable net sales (excluding the impact of acquired and subsequently disposed product lines) for the last five years
(dollars in thousands):

                                                                Years Ended December 31,
                                                                ------------------------

                                                 2003           2002         2001         2000         1999
                                                 ----           ----         ----         ----         ----
Spectrum Naturals(R)Culinary
    Products                                  $ 20,606       $ 17,268      $ 15,221     $ 13,121     $ 13,197
Spectrum Essentials(R)
    Nutritional Supplements                     10,354          9,031         7,777        6,626        5,842
Spectrum Ingredients/Private
    Label Products                              14,443         11,066         8,294        8,749        7,639
                                               -------       --------      --------     --------     --------
Comparable Net Sales                            45,403         37,365        31,292       28,496       26,678
Disposed/Discontinued Product
    Lines                                          274          3,214         9,727       12,946        2,483
                                              --------       --------      --------     --------     --------
Total Net Sales                               $ 45,677       $ 40,579      $ 41,019     $ 41,442     $ 29,161
                                              ========       ========      ========     ========     ========


EBITDA as adjusted reflects earnings before interest, taxes, depreciation, amortization, non-cash losses on asset writedowns, the gain or loss from the sales of product lines and the industrial accident. Management believes this is an important measure of the Company's operating performance, however, EBITDA as adjusted may not be comparable to similar measures presented by other companies.

The calculations to arrive at EBITDA as adjusted are detailed in the following table (dollars in thousands):

                                                                     Years Ended December 31,
                                                                     ------------------------

                                                  2003           2002          2001         2000         1999
                                                  ----           ----          ----         ----         ----

Net income (loss) as reported                   $ 2,664        $ 1,120       $(5,206)     $(2,002)     $  (113)
Provision (benefit) for income
    taxes                                        (1,567)           190          --              4           96
Interest expense                                    404            481           913        1,382          749
Depreciation and amortization                       525            454           419          531          437
Amortization of goodwill                           --             --             521          910          222
(Gain) loss on sales of product lines              --             (210)        4,803          (50)         --
Industrial accident expenses                        410            254          --            --           --
Asset impairment writedowns
    and plant closure                              --             --             950          437           95
                                               --------       --------      --------     --------     --------
EBITDA as adjusted                              $ 2,436        $ 2,289       $ 2,400      $ 1,212      $ 1,486
                                               ========       ========      ========     ========     ========

--------------------------------------------------------------------------------------------------------------
                                                                                                       Page 14


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

Introduction:

Spectrum Organic Products, Inc. ("Spectrum", the "Company", or the "Registrant") competes primarily in three segments: natural and organic foods sold under the Spectrum Naturals(R) brand, nutritional supplements sold under the Spectrum Essentials(R) brand, and industrial ingredients sold by the Spectrum Ingredients sales force for use by other manufacturers. The vast majority of the Company's products are oil-based and the Company has positioned itself as "The Good Fats Company".

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

--------------------------------------------------------------------------------
                                                                         Page 15

On June 11, 2001 the Company sold the OFPI tomato-based product lines to Acirca, Inc., an unrelated third party. On April 25, 2002 the Company sold the OI industrial ingredient business in fruits, vegetables, concentrates and purees to Acirca. Accordingly, results for 2001 and 2002 include the operating results associated with the disposed product lines until the date of sale.

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

The Company believes the following are the more significant judgments and estimates used in the preparation of its financial statements:

Accounts Receivable Allowances - The Company provides allowances against accounts receivable for estimated bad debts, returns and deductions by customers for trade promotions and programs. These allowances are based upon the Company's historical experience with bad debt write-offs and customer deductions, customer creditworthiness, payment trends and general economic conditions. Allowances for bad debts and customer deductions were $450,000 at December 31, 2003 on gross trade accounts receivable of $4,604,800. While this estimate is one of the more significant estimates the Company makes in the preparation of its financial statements, Management does not consider it to be highly uncertain.

Inventory Reserves - The Company establishes reserves for obsolete, excess and slow-moving inventories in order to properly value its inventory at the lower of cost or market. The reserve estimates are based upon historical inventory usage, spoilage, current market conditions, and anticipated future demand. Reserves for obsolete inventories were $248,500 at December 31, 2003 on total gross inventories of $8,255,700. While this estimate is one of the more significant estimates the Company makes in the preparation of its financial statements, Management does not consider it to be highly uncertain.

Deferred Tax Asset Valuation Allowance - As of December 31, 2003 the Company had net deferred tax assets of $1,601,900 primarily resulting from net operating loss carryforwards ("NOLs"), which consisted of $4,431,000 of Federal NOLs that expire at various times through 2020, and $3,150,000 of state NOLs that expire at various times through 2010. The majority of the NOLs originated from the pre-merger operations of OFPI. As a result of OFPI's acquisition by SNI, OFPI experienced an ownership change in excess of 50% for federal and state income tax purposes. Therefore, an annual limitation is placed by the taxing authorities on the Company's right to realize the benefit of the pre-merger NOLs. Management eliminated the deferred tax asset valuation reserve that had been maintained since the 1999 merger as of December 31, 2003. The reserve was reversed because the Company has reported taxable income to the various taxing authorities for 2001 and 2002 and will do so again for 2003. Additionally, Management believes that it is more likely than not that the Company will continue to report sufficient taxable income in the foreseeable future, allowing utilization of 100% of its deferred tax assets. Management will continue to evaluate the Company's deferred tax assets in the future to determine whether a deferred tax asset reserve should be reinstated at some future point.

--------------------------------------------------------------------------------
                                                                         Page 16

Industrial Accident Reserve - During the fourth quarter of 2003 the Company accrued an expense of $375,000 to record the Terms of Settlement and Probation (the "Settlement") entered into on February 4, 2004 with the Sonoma County District Attorney's Office with regards to an industrial accident that occurred on April 25, 2002 (see Note 2 to the financial statements). The additional accrual increased the industrial accident reserve to $516,900 at December 31, 2003. In addition to covering the District Attorney Settlement, the reserve also covers the estimated settlement of citations and fines from CAL-OSHA, applications to the Workers' Compensation Appeals Board of the State of California for serious and willful misconduct penalties to be levied against the Company, and attorney's fees. This reserve is somewhat uncertain because the CAL-OSHA proposed fines of $137,900 have been appealed and the applications to the Workers' Compensation Appeals Board for serious and willful misconduct penalties, if litigated, are an all-or-nothing proposition under which the Company will either be liable for $107,500 in total or nothing. The Company does not anticipate that the Workers' Compensation Appeals will be litigated, based upon the advice of its attorneys, however expenses in excess of the reserve could be incurred if the Worker's Compensation Appeals are litigated.


--------------------------------------------------------------------------------
Results of Operations for the Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002
--------------------------------------------------------------------------------

Summary Discussion:

In general 2003 was another good year for the Company, featuring strong comparable net sales growth (+22%) and 6% growth in EBITDA as adjusted. The Company benefited from the additional media attention paid to the dangers of hydrogenated oils with respect to obesity and cardiovascular health. Obesity has been recognized as an epidemic by many health care providers. The Centers for Disease Control and Prevention estimates that 64% of Americans over age 20 are overweight and 24% are obese. Morbid obesity, defined as a body mass index over 40, now afflicts over 2% of the United States population and has tripled since 1990. As a result, several Fortune 500 food companies issued press releases during 2003 featuring a commitment to reduce or eliminate hydrogenated oils from their products. The trend to reduce or eliminate hydrogenated oils from packaged foods plays directly to the strength of the Spectrum Ingredients Division, which delivered 31% net sales growth in 2003.

The response to the obesity epidemic is expected to continue to drive consumer interest in healthy foods. The FDA is in the process of revising the daily food guide pyramid, which currently promotes a carbohydrate-based diet and recommends limiting proteins and oils. Many health care providers are now recommending that consumers reduce their intake of carbohydrates in response to the obesity epidemic. Indeed, the FDA is expected to revise the food guide pyramid in a manner which decreases the emphasis on carbohydrates and increases the emphasis on healthy oils.

The result of all the above was that the average consumer became much more aware of the dangers of hydrogenated oils, which directly benefits the Company's product offerings. The Company's Spectrum Naturals(R) brand of culinary oils, condiments, dressings and butter substitutes delivered 19% net sales growth in 2003.

Consumer awareness of the importance of essential fatty acid nutrition also rose during 2003, albeit not as significantly as with hydrogenated oils. Still, there was increased awareness of the importance of Omega-3 and Omega-6 essential fatty acids to overall health, which is the foundation supporting the Company's Spectrum Essentials(R) line of nutritional supplements. As a result the Company's Spectrum Essentials(R) brand of flax oil and other nutritional supplements delivered 15% net sales growth in 2003.

Management believes that earnings before interest, taxes, depreciation, amortization, expenses associated with the industrial accident and gains on the sales of product lines ("EBITDA as adjusted") is an important measure of the

--------------------------------------------------------------------------------
                                                                         Page 17



Company's operating performance. Management incentives are earned, in part, based on the achievement of EBITDA as adjusted targets. Additionally, EBITDA as adjusted eliminates the impact of a number of unusual transactions and events that Management believes are unlikely to recur. Therefore, EBITDA as adjusted is useful to investors since it discloses the on-going economic performance of the Company in the absence of the unusual transactions and events. For the year ended December 31, 2003 EBITDA as adjusted was $2,436,100 compared to $2,288,500 for the prior year, an increase of $147,600 or 6%. The increase in 2003 is discussed in detail below, but was primarily attributable to increased sales, partially offset by pressure on gross margins and increased operating expenses in 2003.

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

                                                  Years Ended December 31,
                                                  ------------------------

                                                  2003              2002
                                                  ----              ----

  Net income as reported                      $ 2,663,600       $ 1,120,000
  Provision (benefit) for income taxes         (1,566,600)          189,800
  Interest expense                                404,200           480,600
  Depreciation and amortization                   524,700           454,300
  Industrial accident expenses                    410,200           254,100
  Gain on sales of product lines                  --               (210,300)
                                              -----------       -----------
  EBITDA as adjusted                          $ 2,436,100       $ 2,288,500
                                              ===========       ===========

The following is Management's discussion and analysis of the significant line items within the financial statements and the reasons behind the trends and variances versus the prior year:

Revenues:

Spectrum's net sales for the year ended December 31, 2003 were $45,676,500 compared to $40,579,300 for 2002, an increase of $5,097,200 or 13%. The increase in net sales was primarily volume-related and was driven by significant increases in all three of the Company's segments, as detailed in the following table:

                                                               Years Ended December 31,
                                                               ------------------------

                                                        2003               2002       % Change
                                                        ----               ----       --------
  Spectrum Naturals(R)Culinary Products             $ 20,606,100      $ 17,268,200       +19%
  Spectrum Essentials(R)Nutritional Supplements       10,353,900         9,030,400       +15%
  Spectrum Ingredients/Private Label Products         14,443,400        11,065,900       +31%
                                                    ------------      ------------     ------
  Comparable Net Sales                                45,403,400        37,364,500       +22%
  Disposed/Discontinued Product Lines                    273,100         3,214,800       -92%
                                                    ------------      ------------     ------
    Total Net Sales                                 $ 45,676,500      $ 40,579,300       +13%
                                                    ============      ============     ======

Within the Spectrum Naturals(R) culinary products, sales were significantly higher than prior year in consumer packaged oils (+42%), institutional and food service oils (+34%) olive oils (+22%) and mayonnaise (+28%). All of Spectrum's culinary oils are expeller-pressed and contain no trans fatty acids as a result of hydrogenation. Therefore, the Company's culinary oils continued to benefit from increased consumer awareness of the dangers of hydrogenated oils with regards to obesity and cardiovascular disease.

--------------------------------------------------------------------------------
                                                                         Page 18



Spectrum Essentials(R) nutritional supplement sales increased 15% versus the prior year, primarily as a result of increased demand for organic flax oil and refined coconut oil sold as a health and beauty aid. Liquid flax oil sales, which represented approximately 65% of the Spectrum Essentials(R) sales during 2003 were up 15% versus the prior year as a result of increased demand and the non-recurrence of out-of-stocks during the fourth quarter of 2002 as a result of a flaxseed shortage.

The Spectrum Ingredients sales increased 31% versus the prior year on the strength of increased customer demand for non-hydrogenated culinary oils. During
2003 there was prominent media coverage of commitments by several Fortune 500 companies to eliminate or sharply reduce hydrogenated oils from their products.

Cost of Goods Sold:

The Company's cost of good sold for the year ended December 31, 2003 was $33,806,800 versus $29,823,000 for 2002, an increase of 13%. The increase was primarily volume-related and was driven by significant increases in all three of the Company's primary segments, as detailed in the following table:

                                                               Years Ended December 31,
                                                               ------------------------

                                                       2003              2002          % Change
                                                       ----              ----          --------

  Spectrum Naturals(R)Culinary Products              $ 15,240,600      $ 12,882,800       +18%
  Spectrum Essentials(R)Nutritional Supplements         5,694,200         4,706,500       +21%
  Spectrum Ingredients/Private Label Products          12,725,300         9,854,700       +29%
                                                     ------------      ------------      ------
  Comparable Cost of Goods Sold                        33,660,100        27,444,000       +23%
  Disposed/Discontinued Product Lines                     146,700         2,379,000       -94%
                                                     ------------      ------------      ------
    Total Cost of Goods Sold                         $ 33,806,800      $ 29,823,000       +13%
                                                     ============      ============      ======

Cost of goods sold as a percent of net sales increased during 2003 to 74.0% compared to 73.5% for 2002. The increase was due primarily to increased raw material costs in the Company's flax oil, olive oil and mayonnaise product lines, a $50,300 write-down incurred for the obsolete bottling equipment that was not relocated to Interpac and an unfavorable sales mix. The flax oil products continued to be impacted by higher flaxseed costs in 2003 while olive oil imported from Europe was impacted by all-time lows in the dollar versus euro exchange rate.

Gross Profit:

Gross profit for 2003 was $11,869,700 versus $10,756,300 for 2002, an increase of $1,113,400 or 10%. The increase was primarily volume-related and was driven by significant increases in all three of the Company's primary segments, as detailed in the following table:
                                                               Years Ended December 31,
                                                               ------------------------

                                                        2003              2002          % Change
                                                        ----              ----          --------

  Spectrum Naturals(R)Culinary Products              $  5,365,500      $  4,385,400       +22%
  Spectrum Essentials(R)Nutritional Supplements         4,659,700         4,323,900        +8%
  Spectrum Ingredients/Private Label Products           1,718,100         1,211,200       +42%
                                                     ------------      ------------      ------
  Comparable Gross Profit                              11,743,300         9,920,500       +18%
  Disposed/Discontinued Product Lines                     126,400           835,800       -85%
                                                     ------------      ------------      ------
    Total Gross Profit                               $ 11,869,700      $ 10,756,300       +10%
                                                     ============      ============      ======

Gross profit as a percentage of net sales (gross margin) was 26.0% for 2003 versus 26.5% for 2002, primarily as a result of the increased raw material costs in the Company's flax oil, olive oil and mayonnaise product lines, the bottling line relocation and an unfavorable sales mix. The Company implemented price increases on certain product lines effective November 1, 2003 in order to pass on some of the raw material cost increases to consumers. Partially offsetting the increased costs was improved management of sales discounts and promotions, particularly with respect to the Spectrum Naturals(R) segment.

-----------------------------------------------------------------------------------------------
                                                                                        Page 19

Sales and Marketing Expenses:

The Company's sales and marketing expenses for 2003 were $6,204,600 or 13.6% of net sales, versus $5,987,500 or 14.8% of net sales for 2002. The increase in spending of $217,100 in 2003 is detailed in the following table which reconciles sales and marketing spending for 2003 versus 2002 and discloses the significant variances by spending category:

         Total sales and marketing expense for 2002             $ 5,987,500
           Increased broker commissions                             325,000
           Increased market research expenses                       161,600
           Increased trade show expenses                             74,000
           Increased spending on label revisions                     40,500
           Increased spending on Company website                     42,800
           Increased spending on public relations                    35,300
           Decreased advertising                                   (289,400)
           Decreased compensation and benefits                     (137,500)
           All other, net                                           (35,200)
                                                                -----------
         Total sales and marketing expense for 2003             $ 6,204,600
                                                                ===========

The increased broker commissions were attributable to the double-digit sales growth in both branded product lines in 2003. The increase in market research expenses in 2003 was primarily attributable to a focus group conducted on the Spectrum Essentials(R) product line for the first time in the Company's history. The increased spending on trade shows, label revisions, the website and public relations was primarily attributable to upgrades made by the Company's marketing staff. The decreased advertising spending was the result of a new advertising campaign that was under development during 2003 to improve the Company's advertising message and its overall consistency. The decreased compensation and benefits was primarily attributable to the elimination of eleven full-time employees formerly associated with the OI product lines that were sold on April 25, 2002. Partially offsetting that were three full-time positions added to the Marketing Department during 2003.

General and Administrative Expenses:

The Company's general and administrative expenses for 2003 were $3,729,100 or 8.2% of net sales, versus $2,949,500 or 7.3% of net sales for 2002. The increase in spending of $779,600 is detailed in the following table which reconciles general and administrative spending for 2003 versus 2002 and discloses the significant variances by spending category:

         Total general and administrative expense for 2002      $ 2,949,500
           Increased compensation and benefits                      346,700
           Increased rent expense                                   149,700
           Increased board expenses                                  88,900
           Increased consulting and site evaluation                  83,900
           Increased legal fees                                      45,100
           Increased telephone expense                               41,100
           All other, net                                            24,200
                                                                -----------
         Total general and administrative expense for 2003      $ 3,729,100
                                                                ===========

The increased compensation and benefits were primarily attributable to increased executive compensation expense in 2003, $34,800 of expense in connection with a shareholder advance that was forgiven, a severance payment to a former officer and increased incentive accruals for 2003. The increase in rent expense was primarily associated with the move to the Company's new headquarters in December 2002. The increased board expenses were the result of cash compensation paid to the external board members for the first time since the merger. The consulting and site evaluation expenses were incurred in connection with the evaluation of alternative locations for the Company's SpectraVac flax oil manufacturing

--------------------------------------------------------------------------------
                                                                         Page 20
operation. The increased spending in legal fees was primarily attributable to an S-8 filing with the SEC and employment law advice related to the relocation of the bottling line to Interpac. The increase in telephone spending was due to a change in phone service providers and early termination of the previous contract.

Industrial Accident Expenses:

During 2003 the Company incurred $410,200 in expenses associated with an industrial accident that occurred on April 25, 2002. Two of the Company's employees died due to asphyxiation in a confined space accident. Included in the $410,200 was an accrual of $375,000 at December 31, 2003 to record the Terms of Settlement and Probation entered into on February 4, 2004 with a plea of no contest to two misdemeanor violations of a regulation issued by the California Occupational Health and Safety Administration ("CAL-OSHA"). Under the Terms of Settlement and Probation, the Company will pay a fine of $150,000 in three annual installments of $50,000 each on June 30, 2004, 2005 and 2006. In addition the Company paid $150,000 in restitution to the California District Attorneys Association Workers Safety Training Account to assist with the prosecution of worker safety cases in the State of California. The Company also reimbursed costs of $25,000 each to the Petaluma Police Department, the Petaluma Fire Department and the Sonoma County District Attorney's Office.

During 2002 the Company incurred expenses of $254,100 in connection with the same industrial accident. Included in that amount was a remaining reserve of $141,900 at December 31, 2003 to cover anticipated penalties from CAL-OSHA, appeals filed by the dependants of the two employees with the Worker's Compensation Appeals Board of California, and related attorney's fees.

Gain on Sales of Product Lines:

The Company recorded a net gain from the sales of product lines during 2002 of $210,300 which consisted primarily of the collection of the remaining escrowed funds from the sale of OI. The transactions which gave rise to the gain are detailed in Note 6 to the financial statements.

Interest Expense:

The Company's interest expense for 2003 was $404,200 versus $480,600 for 2002. The decrease of $76,400 or 16% is detailed in the following table which reconciles interest expense for 2003 versus 2002 and discloses the significant variances by item:

     Total interest expense for 2002                            $ 480,600
       Decreased interest on private placement notes              (75,500)
       Decreased interest on fixed long-term debt                 (51,000)
       Early termination fee paid to former primary lender         62,400
       Increased interest on revolving line of credit              10,600
       All other, net                                             (22,900)
                                                                ---------
     Total interest expense for 2003                            $ 404,200
                                                                =========

The decreased interest on the private placement notes was due to the early retirement of the notes on December 27, 2002. The decreased interest on fixed long-term debt was due to principal payments made during 2003 on the related party notes. The early termination fee was a contractual obligation due to the Company's former primary lender as a result of terminating that credit facility prior to its maturity date of October 6, 2004. The increased interest expense under the revolving line of credit was primarily due to increased average borrowings during 2003 to finance the higher levels of inventory, partially offset by the lower rates available during the second half of 2003 from Comerica Bank. On July 11, 2003 the Company entered into a new banking relationship with Comerica which lowered the Company's interest rate on term debt by 1% per annum and lowered the effective interest rate under the line of credit by approximately 1.5% per annum.

--------------------------------------------------------------------------------
                                                                         Page 21

Provision for Income Taxes:

At December 31, 2003 the Company reversed the 100% valuation allowance that had been maintained against its deferred tax assets since the merger. As a result, the Company recorded a net benefit for income taxes of $1,566,600 for 2003. The Company has federal net operating loss carryovers sufficient to offset all federal income taxes due on its estimated taxable income for 2003 with the exception of $9,900 due as a result of the alternative minimum tax. However, the State of California imposed a two-year moratorium on the use of net operating loss carryovers, as a result of a budget crisis, for 2002 and 2003. Consequently, the Company paid $176,000 in estimated state income taxes due for 2002 during the first quarter of 2003 and made estimated state income tax payments for 2003 of $140,400.

Deferred Tax Assets:

At December 31, 2003 the Company eliminated the 100% reserve against its deferred tax assets that had been maintained since the 1999 merger. The Company reported taxable income to the various taxing authorities for 2001 and 2002 and will do so again for 2003. Management believes it is more likely than not that the Company will continue to report sufficient taxable income in the foreseeable future, allowing utilization of 100% of its deferred tax assets. Accordingly, Management reinstated $1,601,900 of net deferred tax assets on its balance sheet as of December 31, 2003.

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

Liquidity and Capital Resources:

As disclosed in Note 3 to the financial statements, the Company entered into a new Credit Facility with Comerica Bank ("Comerica") that expires on June 30, 2005 unless renewed earlier. The new Credit Facility includes a revolving line of credit up to a maximum of $7,000,000, a term loan for $1,250,000 and a capital expenditure term loan of $1,000,000. The new Credit Facility is secured by substantially all assets of the Company and enables the Company to borrow below prime, using a LIBOR rate option.

The new Credit Facility with Comerica substantially enhanced the Company's available borrowing capacity during 2003 as a result of refinancing the existing term debt and more liberal definitions of eligible inventory to secure the borrowing base under the revolving line of credit.

The Company could not operate its business without the Credit Facility with Comerica or one similar to it. The Credit Facility calls for continued satisfaction of various financial covenants for 2003 and beyond related to profitability levels, debt service coverage, and the ratio of total liabilities to tangible net worth. As of December 31, 2003 the Company was in compliance with all financial covenants and other requirements called for under the Credit Agreement.

At December 31, 2003 the Company had working capital of $1,559,500 which reflected an improvement of $962,800 versus the prior year. The increase was primarily attributable to higher accounts receivable and inventory levels as a result of the double-digit sales growth and the reinstatement of $527,400 of net short-term deferred tax assets, partially offset by increased levels of trade payables and borrowings outstanding under the line of credit to finance the higher inventories.

During 2003 the Company utilized $1,206,400 in operating activities, compared to generating $717,400 during 2002. The change was primarily due to the increased levels of inventory and accounts receivable to support the higher sales base and

--------------------------------------------------------------------------------
                                                                         Page 22



increased levels of operations in general. Inventories were significantly higher than the prior year primarily as a result of a flaxseed shortage in 2002 which resulted in severe out-of-stocks on the Company's flax oil products during the fourth quarter of 2002. Also contributing to the higher inventories were the longer lead times required to clear imported food products through United States
Customs as a result of the Bioterrorism Act.

Cash used in investing activities during 2003 was $1,831,100 compared to cash provided of $2,343,900 in 2002. The change was primarily due to increased investment in property and equipment and the intellectual property purchase during 2003, contrasted by the non-recurring proceeds from the sale of product lines in 2002 of $3,215,200. The increased investment in property and equipment in 2003 was primarily attributable to a new labeler and conveying equipment for the Company's bottling line.

Cash provided by financing activities was $3,032,100 in 2003 versus cash used of $3,075,100 in 2002. The change was primarily due to the proceeds from term notes under the new Credit Facility with Comerica and increased borrowings under the line of credit to finance the higher inventories. As of December 31, 2003 the Company had $2,105,800 in available borrowing capacity under its line of credit versus $1,696,700 at December 31, 2002 primarily as a result of the more liberal definitions of eligible inventory under the Comerica Credit Facility.

Management believes that future cash flows from operations should provide adequate funds to meet the Company's estimated cash requirements for the foreseeable future. The Company competes primarily in the natural products industry which has benefited from the increased interest by consumers in healthy food and organic products. While an economic downturn could decrease demand for the Company's products, which in turn could impact the Company's ability to meet its obligations to its creditors, Management believes that to be unlikely.
Recent history has shown the three primary categories the Company competes in to be recession-resistant. Each category has featured double-digit annual sales growth for the last few years and Management believes the Company's product offerings compete favorably with regards to taste and overall quality.

The Company has contractual cash obligations for future periods in excess of twelve months primarily with regards to debt service, non-cancelable leases and the terms of settlement with the Sonoma County District Attorney in connection with the industrial accident. The following table discloses the Company's expected cash obligations for future periods in connection with contractual commitments extending beyond twelve months:

                                                    Contractual Cash Obligations ($ Thousands)
                                                    ------------------------------------------

                                               2004      2005       2006       2007       2008      2011
                                               ----      ----       ----       ----       ----      ----
Long-term Debt                               $  556     $ 540       $ 327     $ 311      $ 156      $ 513
Operating Leases                                378       282         282       282       --         --
Industrial Accident                             275        50          50      --         --         --
Capital Leases (1)                               52        20        --        --         --         --
                                             ------     -----       -----     -----      -----      -----
Total Contractual Cash Obligations           $1,261     $ 892       $ 659     $ 593      $ 156      $ 513
                                             ======     =====       =====     =====      =====      =====

(1) Includes amounts representing interest

In addition to the above, the Company had outstanding commitments for raw material purchases in 2004 of $9,820,900 at December 31, 2003. None of the raw material purchase commitments were in excess of normal requirements or at prices in excess of current market prices available to the Company.

Related Party Transactions and Other Financing Arrangements:

During the year ended December 31, 2003 there were significant transactions with two related parties:

--------------------------------------------------------------------------------
                                                                         Page 23

1) Consulting fees of $99,000 were paid to Running Stream Food and Beverage, Inc. ("RSFB") for private label sales and management services. RSFB is owned and operated by a non-executive Director of the Company. The RSFB consulting fees and commission rates were negotiated by the Company as part of the sale of the OI product lines and mirror the arrangements made between RSFB and Acirca, Inc. (an unrelated party) for similar consulting services. The consulting contract between the Company and RSFB covers the period from April 16, 2002 through April 16, 2004 and calls for monthly consulting fees of $8,250 plus expenses incurred. On January 23, 2004 the Company notified RSFB of its intention to terminate the contract on April 16, 2004 in order to focus its resources on its core business in healthy oils.

2) On July 29, 2003 the Compensation Committee of the Company's Board of Directors unanimously approved forgiving the $20,000 shareholder advance that had been outstanding for several years to the Company's Chairman of the Board as income to him for 2003 and grossing the amount up for taxes. Accordingly, the Company incurred $34,800 of compensation expense, which was included in general and administrative expenses, to forgive the shareholder advance.

The Company does not utilize off-balance sheet financing arrangements. There were no transactions with special purpose entities that gave the Company access to assets or additional financing or carry debt that is secured by Company assets or guarantees. The Company does not engage in trading activities involving commodity contracts.

New Applicable Accounting Pronouncements:

In July 2002 the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability for expenses associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. Severance pay under SFAS 146, in many cases, would be recognized over time rather than up front. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company's relocation and outsourcing of its bottling operation to the Interpac Petaluma facility became effective on July 14, 2003. Exit and disposal costs associated with the bottling operation relocation and outsourcing of $50,300 were recognized during 2003 in accordance with SFAS 146.

In November 2002 the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which is effective for financial statements issued after December 15, 2002. Under FIN 45, a guarantor is required to measure and recognize the fair value of certain guarantees at inception. Additionally, a guarantor must provide new disclosures regarding the nature of any guarantees, potential amount of future guarantee payments, the current carrying amount of the guarantee liability, and the nature of any recourse provisions or assets held as collateral. The initial recognition and measurement provisions under FIN 45 are effective for guarantees issued or modified on or after January 1, 2003 for the Company. The disclosure requirements are effective as of December 31, 2002 for the Company. There have been no new guaranties entered into during 2003 and therefore no valuation necessary under FIN 45. However, the Company is the continuing guarantor for a portion of a line of credit for The Olive Press, LLC, an unrelated third party, in the amount of $25,000.

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with business partners, suppliers, customers and its sublandlord. Under these provisions the Company has agreed to generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unknown. To date, the Company has not incurred any costs as there have been no lawsuits or other claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these indemnification provisions as of December 31, 2003.

--------------------------------------------------------------------------------
                                                                         Page 24

In December 2002 the FASB issued SFAS 148, which provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as prescribed in SFAS 123. Additionally, SFAS 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 with early application permitted in certain circumstances. Management has evaluated the benefits of changing to the fair value method of accounting for stock-based compensation and has elected to continue to use the intrinsic value method. The required financial disclosures under SFAS 148 are included in the Summary of Significant Accounting Policies.

The FASB has published a revision to Interpretation 46 ("46R") to clarify some of the provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", and to exempt certain entities from its requirements. The additional guidance is being issued in response to input received from constituents regarding certain issues arising in implementing Interpretation 46.

Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of this revised Interpretation. Otherwise, application of Interpretation 46R (or Interpretation 46) is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to variable interest entities other than special-purpose entities and by nonpublic entities to all types of variable interest entities is required at various dates in 2004 and 2005. In some instances, enterprises have the option of applying or continuing to apply Interpretation 46 for a short period of time before applying this revised Interpretation. The Company believes that adoption of Interpretation 46R (or Interpretation 46) will have no effect on its financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 provides new rules on the accounting for certain financial instruments that, under previous guidance, would be accounted for as equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Such financial instruments include mandatorily redeemable shares, instruments that require the issuer to buy back some of its shares in exchange for cash or other assets, or obligations that can be settled with shares, the monetary value of which is fixed. SFAS 150 shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. However certain modifications and FASB Staff Positions relating to SFAS 150 are being deliberated. The adoption of SFAS 150 has no effect on the Company's financial statements.


--------------------------------------------------------------------------------
Results of Operations for the Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001
--------------------------------------------------------------------------------

Summary of Results:

As previously discussed, Management believes that earnings before interest, taxes, depreciation, amortization, gains or losses on the sales of product lines and the industrial accident ("EBITDA as adjusted") is an important measure of the Company's operating performance and a useful indicator of on-going economic performance to investors. For the year ended December 31, 2002 EBITDA as adjusted was $2,288,500 compared to $2,399,700 for the prior year, a decrease of $111,200 or 5%. The lower performance in 2002 was primarily attributable to increased spending on marketing programs for the consumer branded product lines and unabsorbed manufacturing overhead as a result of a shortage of flax seed due to drought conditions in much of Canada during 2002 and the West Coast port shutdown, which hampered the Company's ability to secure glass, partially offset by reduced general and administrative expenses.

--------------------------------------------------------------------------------
                                                                         Page 25



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


                                                     Years Ended December 31,
                                                     ------------------------

                                                       2002           2001
                                                       ----           ----

Net income (loss)                                  $ 1,120,000      $(5,205,800)
Provision for income taxes                             189,800             --
Interest expense                                       480,600          912,800
Depreciation and amortization                          454,300          418,800
Amortization of Goodwill                                  --            520,700
Goodwill impairment writedown                             --            950,000
(Gain) loss on sales of product lines                 (210,300)       4,803,200
Industrial accident expenses                           254,100             --
                                                   -----------      -----------
EBITDA as adjusted                                 $ 2,288,500      $ 2,399,700
                                                   ===========      ===========


Revenues:

Spectrum's net sales for the year ended December 31, 2002 were $40,579,300 compared to $41,019,200 for 2001, a decrease of $439,900 or 1%. The decrease was attributable to the lost sales associated with the disposed product lines, partially offset by healthy sales growth in each of the Company's three primary segments. Comparable net sales (after eliminating the sales of disposed or discontinued product lines from both periods) increased by 19%.

During the years ended December 31, 2002 and 2001, net sales by segment were as follows:

                                                    2002          2001    % Change
                                                    ----          ----    --------
Spectrum Naturals(R)Culinary Products           $17,268,200   $15,220,700   +13%
Spectrum Essentials(R)Nutritional Supplements     9,030,400     7,776,900   +16%
Spectrum Ingredients/Private Label Products      11,065,900     8,293,900   +33%
                                                -----------   -----------   ----
Comparable Net Sales                             37,364,500    31,291,500   +19%
Disposed/Discontinued Product Lines               3,214,800     9,727,700   -67%
                                                -----------   -----------   ----
  Total Net Sales                               $40,579,300   $41,019,200   -1%
                                                ===========   ===========   ====

Within the Spectrum Naturals(R) brand, net sales increased substantially versus the prior year in culinary oils, mayonnaise and vinegar. The Spectrum
Essentials(R) brand net sales increased by 16%, driven by increased demand for flax oil as consumer awareness of the importance of essential fatty acids to overall health continued to rise. Net sales growth in the Spectrum Essentials line would have been substantially higher in the absence of the flax seed shortage during the fourth quarter, which left the Company unable to meet demand until December. The Company identified alternative sources of supply for 2003 and did not experience difficulty in meeting demand for flax oil in 2003. The
Spectrum Ingredients net sales growth was driven by strong demand for non-hydrogenated industrial culinary oils, particularly in the baked goods industry.

--------------------------------------------------------------------------------
                                                                         Page 26



Cost of Goods Sold:

The Company's costs of goods sold for the year ended December 31, 2002 was
$29,823,000 versus $30,009,700 for 2001, a decrease of 1%. The decrease was primarily attributable to the disposed product lines, partially offset by volume-related increases in each of the Company's three primary segments, as detailed in the following table:
                                                     Years Ended December 31,
                                                     ------------------------

                                                    2002          2001    % Change
                                                -----------   -----------   ----
Spectrum Naturals(R)Culinary Products           $12,882,800   $11,299,600   +14%
Spectrum Essentials(R)Nutritional Supplements     4,706,500     3,997,100   +18%
Spectrum Ingredients/Private Label Products       9,854,700     7,912,400   +25%
                                                -----------   -----------   ----
Comparable Cost of Goods Sold                    27,444,000    23,209,100   +18%
Disposed/Discontinued Product Lines               2,379,000     6,800,600   -65%
                                                -----------   -----------   ----
  Total Cost of Goods Sold                      $29,823,000   $30,009,700   -1%
                                                ===========   ===========   ====

Cost of goods sold increased as a percent of net sales for the year ended
December 31, 2002 to 73.5% compared to 73.2% for the same period in 2001. The increase was primarily due to the indirect effects of the April 2002 industrial accident, which were mainly the impact of unabsorbed overhead as a result of the plant shutdown following the accident. The Company's Copeland Street production facility was completely idle for several weeks after the accident as the Company conducted safety training and allowed engineers to make the changes necessary to ensure such an accident could never recur.

Also contributing to the increase in cost of goods sold as a percent of net sales versus the prior year was unabsorbed manufacturing overhead due to two other factors beyond the Company's control. The West Coast port shutdown, as a result of the longshoremen's strike, hampered the Company's ability to secure glass to keep its bottling line running at full capacity and the flax seed shortage, due to drought conditions in much of the growing area, shut down the SpectraVac flax oil production system for much of the fourth quarter of 2002.

Gross Profit:

Gross profit for 2002 was $10,756,300 versus $11,009,500 for 2001, a decrease of 2%. The decrease was primarily associated with the lost profits from the disposed product lines, partially offset by volume-related increases in each of the Company's three primary segments, as detailed in the following table:

                                                      Years Ended December 31,
                                                      ------------------------

                                                   2002           2001    % Change
                                                -----------   -----------   -----

Spectrum Naturals(R)Culinary Products           $ 4,385,400   $ 3,921,100   +12%
Spectrum Essentials(R)Nutritional Supplements     4,323,900     3,779,800   +14%
Spectrum Ingredients/Private Label Products       1,211,200       381,500   +218%
                                                -----------   -----------   -----
Comparable Gross Profit                           9,920,500     8,082,400   +23%
Disposed/Discontinued Product Lines                 835,800     2,927,100   -71%
                                                -----------   -----------   -----
  Total Gross Profit                            $10,756,300   $11,009,500   -2%
                                                ===========   ===========   =====

Gross profit as a percent of net sales (gross margin) was 26.5% for 2002 versus
26.8% for the prior year. The reduction was primarily due to the indirect effects of the industrial accident and the unabsorbed manufacturing overhead detailed above, and an unfavorable sales mix which featured a greater concentration of Spectrum Ingredients industrial sales.

--------------------------------------------------------------------------------
                                                                         Page 27

Sales and Marketing Expenses:

The Company's sales and marketing expenses for the year ended December 31, 2002 were $5,987,500 or 14.8% of net sales, versus $5,791,300 or 14.1% of net sales for 2001. The increase in spending of $196,200 was primarily attributable to higher spending on advertising, broker commissions, sampling and public relations, partially offset by the elimination of eleven full-time employees formerly associated with the OI product lines that were sold on April 25, 2002.

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

Industrial Accident Expenses:

During 2002 the Company incurred $254,100 in expenses directly associated with an industrial accident on April 25, 2002 in which two of the Company's employees died from asphyxiation in a confined space accident. Included in the $254,100 was an accrual to cover anticipated penalties from CAL-OSHA, appeals filed by the dependants of the two employees with the Worker's Compensation Appeals Board of California and related attorney's fees. The Company also incurred expenses for safety consultants and engineers to ensure such an accident could never recur.

Gain or Loss on Sales of Product Lines:

The Company recorded a net gain from the sales of product lines during the year ended December 31, 2002 of $210,300 and a non-cash loss of $4,803,200 during the prior year. The computations for both years are detailed in Note 6 to the financial statements.

Goodwill Impairment Writedown:

Based on negotiations for the sale of the Organic Ingredients product lines that were underway at the time, the Company knew that the net goodwill associated with the OI product lines was impaired at December 31, 2001. Accordingly, the Company recorded a non-cash writedown of $950,000 during 2001 to reduce the goodwill to its net realizable value of $1,470,200.

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

Provision for Income Tax Expense:

During the year ended December 31, 2002 the Company recorded a provision for income taxes of $189,800 which represented final 2001 income taxes paid to the State of California of $7,200 plus estimated state income taxes due for 2002 of

--------------------------------------------------------------------------------
                                                                         Page 28

$182,600. The Company had federal net operating loss carryovers sufficient to offset all federal income taxes due on its taxable income for 2002. However, the State of California enacted a two year moratorium on the use of net operating loss carryovers, as a result of a budget crisis, effective January 1, 2002. Consequently, the Company owed state income taxes estimated at $189,800 for 2002 as a result of the moratorium and alternative minimum taxes.

Related Party Transactions:

During the year ended December 31, 2002 there were significant transactions with two related parties:

1) An investment banking fee for the sale of the OI product lines of $79,000 was paid to Moore Consulting, a sole proprietorship owned and operated by a non-executive Director of the Company. Moore Consulting has provided merger, acquisition and divestiture services to the Company for several years. The fee paid represented 2.5% of the total transaction value.

2) Consulting fees of $66,000 were paid to Running Stream Food and Beverage, Inc. ("RSFB") for private label sales and management services. RSFB is owned and operated by a non-executive Director of the Company. The RSFB fees were negotiated by the Company as part of the sale of the OI product lines and mirror the arrangements made between RSFB and Acirca, Inc. (an unrelated party) for similar consulting services. The consulting contract between the Company and RSFB covers the period from April 16, 2002 through April 16, 2004 and calls for monthly consulting fees of $8,250 plus expenses incurred.

During the year ended December 31, 2001 there were significant transactions with two related parties:

1) The Company paid consulting fees of $70,000 for management advisory services rendered by Moore Consulting and an investment banking fee for the sale of the OFPI product lines of $78,200 was also paid to Moore Consulting. The fee paid represented 2.5% of the total transaction value which, in the opinion of Management, was fair, reasonable and consistent with terms the Company could have obtained from an unaffiliated investment banker.

2) In February 2001 the Company sold 160,000 restricted shares under Regulation D of the Securities Act of 1933 to a non-executive Director of the Company for $0.3125 per share, the closing price of the Company's common stock as quoted on the OTC Bulletin Board system on the day the transaction was approved by the Company's disinterested members of the Board of Directors. The Company applied the proceeds of $50,000 toward the expansion of its proprietary SpectraVac technology. In addition, the Company issued 160,000 common stock purchase warrants to the non-executive Director at an exercise price of $0.3125 per share, which expire in February 2006.

In the opinion of Management, all of the related party transactions during 2002 and 2001 were fair, reasonable and consistent with terms the Company could have obtained from unaffiliated third parties.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

The Company does not hold market risk sensitive trading instruments, nor does it use financial instruments for trading purposes. All sales, operating items and balance sheet data are denominated in U.S. dollars; therefore, the Company has no foreign currency exchange rate risk.

Throughout the course of its fiscal year, the Company utilizes a variable interest rate line of credit at various borrowing levels. For the year ended December 31, 2003 the average outstanding balance under the line of credit was approximately $4,707,700 with a weighted average effective interest rate of 4.6% per annum. For the year ended December 31, 2002 the average outstanding balance under the line of credit was approximately $3,153,000 with a weighted average effective interest rate of 6.5% per annum. The increased average borrowing

--------------------------------------------------------------------------------
                                                                         Page 29



levels in 2003 reflect the funds necessary to finance the increased inventory levels and increased level of operations in general. The reduction in the weighted average effective interest rate reflects the lower interest rates available under the new banking relationship with Comerica for the second half of 2003.

Certain other debt items are also sensitive to changes in interest rates. The following table summarizes principal cash flows and related weighted average interest rates by expected maturity date for long-term debt, excluding capital leases (dollars in thousands):

                                                              Expected Principal Payments
                                                              (Periods Ended December 31)

                               Outstanding     --------------------------------------------------------------
                              Dec. 31, 2003    2004        2005        2006       2007       2008      2011
                              -------------    ----        ----        ----       ----       ----      ----
Long Term Debt:
Fixed Rate                     $  519.0     $ 275.2     $ 228.2     $  15.6        --         --         --
  Avg. Int. Rate                    9.3%        9.3%        9.2%        9.0%       --         --         --
Variable Rate                  $1,370.2     $ 280.7     $ 311.3     $ 311.3     $ 311.3    $ 155.6       --
  Avg. Int. Rate                   4.3%       var.        var.        var.        var.       var.        --
Imputed Rate                   $  305.4         --          --          --         --         --      $ 305.4
  Avg. Int. Rate                   6.5%         --          --          --         --         --          6.5%

As discussed in Note 3 to the financial statements, the Company entered into a new Loan and Security Agreement with Comerica Bank effective July 11, 2003. As a result, all of the Company's variable rate long-term debt outstanding was retired on July 11 and replaced with new variable rate long-term debt provided by Comerica. The Company's fixed rate and imputed rate long-term debt outstanding were not affected by the change to Comerica.

In the ordinary course of its business the Company enters into commitments to purchase raw materials over a period of time, generally six months to one year, at contracted prices. At December 31, 2003 these future commitments totaled
$9,820,900 and were not at prices in excess of current market, nor in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

Spectrum Organic Products, Inc.

Financial Statements
Years Ended December 31, 2003, 2002 and 2001

Statement of Management Responsibility
Reports of Independent Certified Public Accountants
Financial Statements:
   Balance Sheets
   Statements of Operations
   Statement of Stockholders' Equity
   Statements of Cash Flows
   Summary of Significant Accounting Policies
   Notes to Financial Statements
Financial Statement Schedule:
   Schedule II - Valuation and Qualifying Accounts

================================================================================

--------------------------------------------------------------------------------
                                                                         Page 30

Statement of Management Responsibility

The management of Spectrum Organic Products, Inc. is responsible for the preparation, integrity and objectivity of the financial statements and other financial information presented in this report. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect the effects of certain estimates and judgments made by management.

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

Our financial statements have been audited by Grant Thornton, LLP, independent accountants for 2003 and by BDO Seidman, LLP, independent accountants for the prior periods presented. Their audits were conducted in accordance with auditing standards generally accepted in the United States of America, and included a review of financial controls and tests of accounting records and procedures as they considered necessary in the circumstances. Their respective reports follow this statement by management.

The Audit Committee of the Board of Directors, which consists entirely of independent directors, meets regularly with management and the independent accountants to review accounting, reporting, auditing and internal control matters. The Committee has direct and private access to both the Chief Financial Officer and the independent accountants.





/s/  Neil G. Blomquist                      /s/  Robert B. Fowles
---------------------------                 ------------------------------------
     Neil G. Blomquist                           Robert B. Fowles
     President and                               Chief Financial Officer and
     Chief Executive Officer                     Secretary

--------------------------------------------------------------------------------
                                                                         Page 31

Report of Independent Certified Public Accountants

To the Stockholders and Board of Directors of Spectrum Organic Products, Inc.

We have audited the accompanying balance sheet of Spectrum Organic Products, Inc. (the "Company") as of December 31, 2003 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Organic Products, Inc. as of December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for the year ended December 31, 2003. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





/s/  Grant Thornton, LLP
------------------------
     Grant Thornton, LLP


San Francisco, California
February 23, 2004

--------------------------------------------------------------------------------
                                                                         Page 32

Report of Independent Certified Public Accountants

To the Stockholders and Board of Directors of Spectrum Organic Products, Inc.

We have audited the accompanying balance sheet of Spectrum Organic Products, Inc. as of December 31, 2002 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2002. We have also audited the schedule listed in the accompanying index for the years ended December 31, 2002 and 2001. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Organic Products, Inc. as of December 31, 2002 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

Also in our opinion, the related financial statement schedule, presents fairly, in all material respects, the information set forth therein for 2002 and 2001.

As discussed in Note 16 to the financial statements, effective January 1, 2002 the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", as required for the accounting of its goodwill and other intangible assets.





/s/  BDO Seidman, LLP
----------------------------
     BDO Seidman, LLP


San Francisco, California
February 21, 2003

--------------------------------------------------------------------------------
                                                                         Page 33



Spectrum Organic Products, Inc.


Balance Sheets
==========================================================================================================
                                                                                   As of December 31,
                                                                                  2003           2002
                                                                              ------------    ------------
                                                  Assets

Current Assets:
  Cash                                                                        $      7,300    $     12,700
  Accounts receivable, net                                                       4,163,200       3,075,200
  Inventories, net                                                               8,007,200       5,269,600
  Deferred income taxes - current                                                  514,200            --
  Prepaid expenses and other current assets                                        297,500          79,600
                                                                              ------------    ------------
Total Current Assets                                                            12,989,400       8,437,100

Property and Equipment, net                                                      4,338,700       3,447,400

Other Assets:
  Deferred income taxes - long-term                                              1,087,700            --
  Intangible assets, net                                                           586,800          42,000
  Other assets                                                                     218,300         271,900
                                                                              ------------    ------------

Total Assets                                                                  $ 19,220,900    $ 12,198,400
                                                                              ============    ============

                                   Liabilities and Stockholders' Equity

Current Liabilities:
  Bank overdraft                                                              $    513,800    $    601,000
  Line of credit                                                                 4,833,000       2,479,800
  Accounts payable, trade                                                        4,168,000       3,176,300
  Accrued expenses                                                               1,307,700         876,200
  Current maturities of notes payable & capital lease
    obligations                                                                    322,300         256,000
  Current maturities of notes payable, related parties                             275,200         275,100
  Income taxes payable                                                               9,900         176,000
                                                                              ------------    ------------
Total Current Liabilities                                                       11,429,900       7,840,400

Notes payable & capital lease obligations, less current
    maturities                                                                   1,104,200         278,900
Notes payable, related parties, less current maturities                            549,200         805,200
Deferred rent                                                                       50,700            --
                                                                              ------------    ------------
Total Liabilities                                                               13,134,000       8,924,500
                                                                              ------------    ------------
Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, 5,000,000 shares authorized, no shares
     issued or outstanding                                                            --              --
  Common stock, without par value, 60,000,000 shares
     authorized, 46,254,777 and 45,705,571 issued and
     outstanding at December 31, 2003 and 2002, respectively                     9,579,500       9,430,100
  Accumulated deficit                                                           (3,492,600)     (6,156,200)
                                                                              ------------    ------------
Total Stockholders' Equity                                                       6,086,900       3,273,900
                                                                              ------------    ------------

Total Liabilities and Stockholders' Equity                                    $ 19,220,900    $ 12,198,400
                                                                              ============    ============


                        See accompanying summary of significant accounting policies and notes to financial statements.

----------------------------------------------------------------------------------------------------------
                                                                                                   Page 34



Spectrum Organic Products, Inc.


Statements of Operations

==============================================================================================
                                                         For the years ended December 31,
                                                      2003            2002            2001
                                                  ------------    ------------    ------------
Net sales                                         $ 45,676,500    $ 40,579,300    $ 41,019,200

Cost of goods sold                                  33,806,800      29,823,000      30,009,700
                                                  ------------    ------------    ------------

Gross profit                                        11,869,700      10,756,300      11,009,500
                                                  ------------    ------------    ------------

Operating Expenses:

Sales and marketing                                  6,204,600       5,987,500       5,791,300

General and administrative                           3,729,100       2,949,500       3,194,900

Amortization of goodwill                                  --              --           520,700

Industrial accident expenses (Note 2)                  410,200         254,100            --

(Gain) loss on sales of product
  lines (Note 6)                                          --          (210,300)      4,803,200

Goodwill impairment writedown (Note 7)                    --              --           950,000
                                                  ------------    ------------    ------------

Total operating expenses                            10,343,900       8,980,800      15,260,100
                                                  ------------    ------------    ------------

Income (Loss) From Operations                        1,525,800       1,775,500      (4,250,600)


Other Income (Expense):

Interest expense                                      (404,200)       (480,600)       (912,800)

Other, net                                             (24,600)         14,900         (42,400)
                                                  ------------    ------------    ------------

Income (Loss) Before Taxes                           1,097,000       1,309,800      (5,205,800)

Benefit (Provision) for income taxes                 1,566,600        (189,800)           --
                                                  ------------    ------------    ------------

Net Income (Loss)                                 $  2,663,600    $  1,120,000    $ (5,205,800)
                                                  ============    ============    ============

Basic and Fully Diluted Income (Loss) Per Share   $       0.06    $       0.02    $      (0.12)
                                                  ============    ============    ============

Weighted Average Shares Outstanding:
  Basic                                             45,845,140      45,699,627      45,278,517
  Fully Diluted                                     47,839,765      46,306,077      45,278,517



                   See accompanying summary of significant accounting policies and notes to financial statements.

----------------------------------------------------------------------------------------------
                                                                                       Page 35



Spectrum Organic Products, Inc.

Statement of Stockholders' Equity

For the Years Ended December 31, 2001, 2002 and 2003
===============================================================================================================

                                                                                      Retained
                                                                                       Earnings        Total
                                                                Common Stock        (Accumulated   Stockholders'
                                                            Shares        Amount       Deficit)        Equity
                                                         -----------   -----------   -----------    -----------
Balances, January 1, 2001                                 44,495,828   $ 8,920,400   $(2,070,400)   $ 6,850,000

Restricted common shares issued to a non-executive
  Director of the Company, under a private sale              160,000        50,000          --           50,000

Restricted common shares issued to non-executive
  Directors of the Company, in lieu of cash
  compensation for Board fees earned during 2000              64,000        20,000          --           20,000

Restricted common shares issued to four note holders
  under the private placement conversion offer to
  convert the notes to equity                                630,000       168,200          --          168,200

Warrants net exercised by the note holders under the
  private placement                                          230,883          --            --             --

Warrants issued in connection with the private
  placement notes                                               --          96,100          --           96,100

Options issued to Global Natural Brands, Ltd. in final
  settlement of litigation                                      --          25,300          --           25,300

Shares issued to the Trustee for the Chapter 7 estate
  of Sunny Farms in final settlement of litigation           117,950        93,700          --           93,700

Net loss for the year                                           --            --      (5,205,800)    (5,205,800)
                                                         -----------   -----------   -----------    -----------

Balances, December 31, 2001                               45,698,661   $ 9,373,700   $(7,276,200)   $ 2,097,500

Warrants net exercised by the note holders under the
  private placement                                            6,910          --            --             --

Warrants issued in connection with the private
  placement notes                                               --          49,500          --           49,500

Non-qualified stock options issued                              --           6,900          --            6,900

Net income for the year                                         --            --       1,120,000      1,120,000
                                                         -----------   -----------   -----------    -----------

Balances, December 31, 2002                               45,705,571   $ 9,430,100   $(6,156,200)   $ 3,273,900

Warrants exercised by the note holders under the
  private placement                                          405,456        90,000          --           90,000

Exercise of common stock options                             143,750        59,400          --           59,400

Net income for the year                                         --            --       2,663,600      2,663,600
                                                         -----------   -----------   -----------    -----------
Balances, December 31, 2003                               46,254,777   $ 9,579,500   $(3,492,600    $ 6,086,900
                                                         ===========   ===========   ===========    ===========


                 See accompanying summary of significant accounting policies and notes to financial statements.

---------------------------------------------------------------------------------------------------------------
                                                                                                        Page 36



Spectrum Organic Products, Inc.

Statements of Cash Flows

=============================================================================================================

                                                                        For the years ended December 31,
                                                                     2003            2002            2001
                                                                 ------------    ------------    ------------
Cash Flows From Operating Activities:
Net Income (Loss)                                                $  2,663,600    $  1,120,000    $ (5,205,800)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by (Used in) Operating Activities:
  Provision for allowances against receivables                        103,400          47,000          68,300
  Provision for inventory obsolescence                                210,800         262,200         300,500
  Provision for industrial accident                                   410,200         254,100            --
  Depreciation and amortization                                       524,700         454,300         418,800
  Amortization of goodwill                                               --              --           520,700
  Goodwill impairment writedown                                          --              --           950,000
  (Gain) Loss on sales of product lines                                  --          (210,300)      4,803,200
  Loss on asset disposals                                              50,300            --            84,100
  Imputed interest on notes payable and warrants issued                19,000          71,300         107,600
  Imputed expense on non-qualified stock options                         --             6,900            --
  Directors fees paid via issuance of common stock                       --              --            20,000
Changes in Assets and Liabilities:
  Accounts receivable                                              (1,191,400)        430,400        (524,500)
  Inventories                                                      (2,948,400)     (1,057,700)       (420,600)
  Deferred income taxes                                            (1,601,900)           --              --
  Prepaid expenses and other assets                                  (224,300)        (54,300)         35,000
  Accounts payable                                                    871,700        (500,300)     (2,203,900)
  Accrued expenses                                                   (104,000)       (282,200)        188,900
  Income taxes payable                                                  9,900         176,000            --
                                                                 ------------    ------------    ------------

Net Cash Provided by (Used in) Operating Activities                (1,206,400)        717,400        (857,700)
                                                                 ------------    ------------    ------------

Cash Flows From Investing Activities:
  Purchase of property and equipment                               (1,281,100)       (719,300)       (522,700)
  Purchase of intellectual property                                  (550,000)           --              --
  Proceeds from sales of product lines and related inventories           --         3,215,200       2,953,100
  Transaction fees on sales of product lines                             --          (152,000)       (139,700)
  Proceeds from sale of assets                                           --              --             3,000
                                                                 ------------    ------------    ------------

Net Cash Provided by (Used in) Investing Activities                (1,831,100)      2,343,900       2,293,700
                                                                 ------------    ------------    ------------

Cash Flows From Financing Activities:
  Increase (decrease) in bank overdraft                               (87,200)         29,300          24,900
  Proceeds from lines of credit                                    36,210,000      43,931,000      43,677,700
  Repayment of lines of credit                                    (33,856,600)    (46,050,000)    (44,511,000)
  Repayment of notes payable, related parties                        (275,300)       (371,200)       (426,400)
  Proceeds of notes payable                                         1,495,200            --           132,700
  Repayment of notes payable                                         (553,800)       (545,200)       (287,500)
  Repayment of capitalized lease obligations                          (49,600)        (69,000)        (78,600)
  Restricted shares purchased by board member                            --              --            50,000
  Proceeds from exercise of common stock warrants                      90,000            --              --
  Proceeds from exercise of common stock options                       59,400            --              --
                                                                 ------------    ------------    ------------

Net Cash Provided by (Used in) Financing Activities                 3,032,100      (3,075,100)     (1,418,200)
                                                                 ------------    ------------    ------------

Net Increase (Decrease) in Cash                                        (5,400)        (13,800)         17,800

Cash, beginning of the year                                            12,700          26,500           8,700
                                                                 ------------    ------------    ------------

Cash, end of the year                                            $      7,300    $     12,700    $     26,500
                                                                 ============    ============    ============

Supplemental Disclosure of Cash Flow Information:
  Cash paid for income taxes                                     $    323,500    $     13,800    $        800
  Cash paid for interest                                         $    384,400    $    446,300    $    805,200

Non-Cash Financing Activities:
  Conversion of notes payable to common stock                    $       --      $       --      $    168,200


        See accompanying summary of significant accounting policies and notes to financial statements.

-------------------------------------------------------------------------------------------------------------
                                                                                                      Page 37

Spectrum Organic Products, Inc.

Summary of Significant Accounting Policies

================================================================================

Nature of Operations

The Company manufactures, packages and sells nutritional supplements and organic and natural food products, including cooking and nutritional oils, condiments, dressings and butter substitutes on a wholesale basis to distributors throughout the United States, Canada, Europe and the Far East and to other manufacturers as industrial organic ingredients. Company headquarters, principal manufacturing facilities and industrial ingredient warehousing and distribution are located in Petaluma, California. Warehousing and distribution of the Company's branded product lines has been consolidated at a third party facility in Woodland, California.

Basis of Presentation and Business Divestitures

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

Risk Factors

The Company is subject to a wide variety of risks in the ordinary course of its business. Some of the more significant risks include heavy concentrations of sales with a few key customers; heavy concentrations of raw material supply with a few key suppliers; heavy reliance on several key processors for its dressings, condiments and butter substitutes; reliance on one processor for bottling of its oils as well as warehousing and distribution of its finished case goods; regulation by various federal, state and local agencies with regards to the manufacture, handling, storage and safety of food products; regulation of its manufacturing facilities for cleanliness and employee safety; and regulation by various agencies with regards to the labeling and certification of organic and kosher foods. The Company is also subject to competition from other food companies, the risk of crop shortages due to weather or other factors, and is dependant on the continued demand for healthy oils and nutritional supplements by consumers.

Business Segments

The Company operates in three primary business segments: Spectrum Naturals(R) culinary products, Spectrum Essentials(R) nutritional supplements, and Spectrum Ingredients industrial culinary products for use by other manufacturers and private label products for key retailers. Operating results are captured by segment to the gross profit level. However, operating statement data below gross profit and balance sheet information have not been disaggregated and captured by business segment since the information is presently unavailable to the Company's chief operating decision maker.

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

--------------------------------------------------------------------------------
                                                                         Page 38



estimates under different assumptions or conditions and as additional information becomes available in future periods. The most significant estimates made by the Company are those concerning reserves against accounts receivable and inventory, the industrial accident reserve and the deferred tax asset valuation allowance.

Stock-Based Compensation

Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for
Stock-Based Compensation-Transition and Disclosure" ("SFAS 148") issued in
December 2002 provides alternative methods of accounting for a voluntary transition to the fair value method of accounting for stock-based employee compensation as prescribed in SFAS 123, "Accounting for Stock-Based
Compensation" ("SFAS 123"). Additionally, SFAS 148 requires more prominent and more frequent disclosures in financial statements of the effects of stock based compensation effective for fiscal years ending after December 15, 2002. As permitted under SFAS 123, the Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
Employees" ("APB 25"). Accordingly, compensation expense for employee stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Options granted to non-employees are recorded over the service period at the estimated fair value of the option granted.

All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with the accounting for such options utilizing the intrinsic value method prescribed in APB 25, there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with SFAS 123, the Company's net income or loss and net income or loss per share for the years ended December 31, 2003, 2002 and 2001 would have been adjusted to the pro-forma amounts presented below:

                                                                          Years ended December 31,
                                                               2003             2002               2001
                                                            -----------       -----------       -----------
Net income (loss) as reported                               $ 2,663,600       $ 1,120,000       $(5,205,800)
Less: Total compensation expense under fair value
   method for all stock-based awards, net of related
   tax effects                                                  264,000           182,800           177,400
                                                            -----------       -----------       -----------
Pro-forma net income (loss)                                 $ 2,399,600       $   937,200       $(5,395,200)
                                                            ===========       ===========       ===========
Basic and fully diluted income (loss) per share:
  As reported                                                   $  0.06           $  0.02           $ (0.12)
  Pro-forma                                                     $  0.05           $  0.02           $ (0.12)


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

--------------------------------------------------------------------------------
                                                                         Page 39

Accounts Receivable and Allowances for Doubtful Accounts

The majority of the Company's accounts receivable are due from distributors that serve the natural products industry. Credit is extended based on evaluation of a customers' financial condition. Credit terms of sale are generally net 30 days, with a 2% cash discount offered for payment within ten days. The Company provides allowances for estimated credit losses, product returns, spoilage and other customer adjustments (for advertising allowances, etc.) at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts. These allowances are based upon the Company's historical experience with bad debt write-offs and customer deductions, customer creditworthiness, payment trends and general economic conditions. The Company writes-off accounts receivable when they are deemed uncollectible. Any subsequent recovery on such receivables are recorded as an addition to the allowance for doubtful accounts.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market. Reserves are maintained for obsolete or unsaleable inventories to reduce the carrying cost of such inventories to market value. The reserve estimates are based upon historical inventory usage, spoilage, current market conditions and anticipated future demand.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, ranging from three to 25 years. Maintenance and repairs that neither significantly add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterment or renewals are capitalized when incurred.

Goodwill and Intangible Assets

The excess of purchase consideration including transaction costs over the identifiable tangible and intangible net assets of businesses acquired is recorded as goodwill. Through December 31, 2001 goodwill was amortized under the straight-line method over the estimated useful life of twelve years. In June 2001 the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 changed the way that companies account for goodwill, in that goodwill is no longer amortized but instead is tested (along with any other unamortized intangible assets) for impairment at least annually. The Company adopted the provisions of SFAS 142 and ceased the amortization of goodwill as of January 1, 2002. On April 25, 2002 the Company sold the Organic Ingredients product lines and related goodwill, which reduced goodwill to zero.

The Company evaluates whether events and circumstances have occurred that indicate the intangible assets may have been impaired at least annually. An impairment in the carrying value of an asset is assessed when the undiscounted, expected future operating cash flows to be derived from the asset are less than its carrying value. If the Company determines that intangible assets have been impaired, the impairment is recorded based on the excess of the carrying value of the intangible assets over their fair value.

Trademarks and other intangible assets without an indefinite life are amortized under the straight-line method over their estimated useful lives.

Long-Lived Assets

Pursuant to applicable accounting rules, the Company periodically assesses whether long-lived assets have been impaired. The Company deems an asset to be impaired if the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the asset is deemed impaired, the Company then recognizes an impairment loss for the amount by which the carrying amount of a long-lived asset exceeds its fair value.

--------------------------------------------------------------------------------
                                                                         Page 40

Cash Surrender Value Life Insurance

The Company has one whole life insurance policy on its Chairman of the Board which features cash surrender value. Monthly premiums on the policy are included in general and administrative expense, with the amount of the premium that serves to increase the cash surrender value of the policy recorded as a non-current other asset.

Income Taxes

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

Deferred Rent

The difference between monthly rent payments and the simple average of the minimum lease payments over the term of operating leases is recorded as deferred rent. The deferred rent is then amortized to occupancy expense over the term of the lease in a manner which equates the monthly rent payments with the straight-line amortization of the total minimum lease payments during the lease term.

Revenue Recognition and Sales Incentives to Customers

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

The Company began accounting for sales incentives offered to customers such as promotions, trade ads, slotting fees, and coupons as reductions of revenue beginning in 2002. Reclassifications have been made to the prior period financial statements to conform to the current year presentation. Total vendor sales incentives now characterized as reductions of revenue that previously would have been classified as sales and marketing costs were $731,400 and $726,000 for 2002 and 2001, respectively.

Advertising

Magazine advertising is expensed at the on-stand date when the consumer or trade is first exposed to the ad. Costs associated with the production of pamphlets and similar advertising literature are expensed at the time of initial distribution. Other advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2003, 2002 and 2001 were $882,700, $1,172,100 and $810,300, respectively.

Fair Value of Financial Instruments

In accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the Company is required to disclose the fair value of all financial instruments that it is practical to estimate. In the Company's case, the carrying amount of all financial instruments approximates fair value. For trade accounts receivable and trade accounts payable, the carrying amount approximates fair value due to the short-term maturity of these items. The Company's notes payable and capital lease obligations approximate fair value based on rates currently available for debt with similar terms and maturities. The fair value of the line of credit approximates book value because the interest rate fluctuates with changes in the LIBOR or prime rate. The Company's commitments to purchase inventory approximate fair value because they do not differ materially from current market prices available to the Company and they do not exceed 12 months in duration.

--------------------------------------------------------------------------------
                                                                         Page 41

Net Income or Loss per Share

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

For fiscal years 2003 and 2002 there was no difference between basic and fully diluted income per common share because the dilutive effect of the exercise of common stock options and warrants was insignificant.

For fiscal year 2001 there was no difference between basic and fully diluted loss per common share because the effects of the exercise of common stock options and warrants were anti-dilutive, given the net loss incurred in that year.

For each year presented, the following potential convertible common shares were outstanding as of December 31:

                                           2003           2002           2001
                                        ---------      ---------      ---------
Stock Options                           4,152,115      3,898,115      3,225,315
Stock Warrants                            160,000        682,606        843,156
                                        ---------      ---------      ---------
Total Potential Convertible Shares      4,312,115      4,580,721      4,068,471
                                        =========      =========      =========

New Applicable Accounting Pronouncements

In July 2002 the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability for expenses associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. Severance pay under SFAS 146, in many cases, would be recognized over time rather than up front. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company's relocation and outsourcing of its bottling operation to the Interpac Petaluma facility became effective on July 14, 2003. Exit and disposal costs associated with the bottling operation relocation and outsourcing of $50,300 were recognized during 2003 in accordance with SFAS 146.

In November 2002 the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which is effective for financial statements issued after December 15, 2002. Under FIN 45, a guarantor is required to measure and recognize the fair value of certain guarantees at inception. Additionally, a guarantor must provide new disclosures regarding the nature of any guarantees, potential amount of future guarantee payments, the current carrying amount of the guarantee liability, and the nature of any recourse provisions or assets held as collateral. The initial recognition and measurement provisions under FIN 45 are effective for guarantees issued or modified on or after January 1, 2003 for the Company. The disclosure requirements are effective as of December 31, 2002 for the Company. There have been no new guaranties entered into during 2003 and therefore no valuation necessary under FIN 45. However, the Company is the continuing guarantor for a portion of a line of credit for The Olive Press, LLC, an unrelated third party, in the amount of $25,000.

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with business partners, suppliers, customers and its sublandlord. Under these provisions the

--------------------------------------------------------------------------------
                                                                         Page 42

Company has agreed to generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unknown. To date, the Company has not incurred any costs as there have been no lawsuits or other claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these indemnification provisions as of December 31, 2003.

In December 2002 the FASB issued SFAS 148, which provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as prescribed in SFAS 123. Additionally, SFAS 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 with early application permitted in certain circumstances. Management has evaluated the benefits of changing to the fair value method of accounting for stock-based compensation and has elected to continue to use the intrinsic value method. The required financial disclosures under SFAS 148 are included in the Summary of Significant Accounting Policies.

The FASB has published a revision to Interpretation 46 ("46R") to clarify some of the provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", and to exempt certain entities from its requirements. The additional guidance is being issued in response to input received from constituents regarding certain issues arising in implementing Interpretation 46.

Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of this revised Interpretation. Otherwise, application of Interpretation 46R (or Interpretation 46) is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to variable interest entities other than special-purpose entities and by nonpublic entities to all types of variable interest entities is required at various dates in 2004 and 2005. In some instances, enterprises have the option of applying or continuing to apply Interpretation 46 for a short period of time before applying this revised Interpretation. The Company believes that adoption of Interpretation 46R (or Interpretation 46) will have no effect on its financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 provides new rules on the accounting for certain financial instruments that, under previous guidance, would be accounted for as equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Such financial instruments include mandatorily redeemable shares, instruments that require the issuer to buy back some of its shares in exchange for cash or other assets, or obligations that can be settled with shares, the monetary value of which is fixed. SFAS 150 shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. However certain modifications and FASB Staff Positions relating to SFAS 150 are being deliberated. The adoption of SFAS 150 has no effect on the Company's financial statements.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to be consistent with the current year presentation. These reclassifications had no impact on net income or retained earnings for the prior years presented.

--------------------------------------------------------------------------------
                                                                         Page 43

Spectrum Organic Products, Inc.


Notes to Financial Statements

================================================================================


1.   Business Combination and Subsequent Divestitures

The Company was formed on October 6, 1999 by the four-way reverse merger (the "merger") of Spectrum Naturals, Inc. ("SNI"), its affiliate Spectrum Commodities, Inc. ("SCI"), Organic Ingredients, Inc. ("OI"), with and into Organic Food Products, Inc. ("OFPI"). OFPI was the registrant prior to the merger, but since a controlling interest in the Company is held by former SNI stockholders, the merger was accounted for as a reverse acquisition, with SNI as accounting acquirer and OI and OFPI as accounting acquirees.

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


2.   Industrial Accident

On February 4, 2004 the Company pleaded no contest to two misdemeanor counts of violations under California Labor Code Section 6425, violation of a regulation issued by the California Occupational Health and Safety Administration ("CAL-OSHA"), requiring employers to provide, maintain and ensure employees use required confined space equipment. The plea arose in connection with a tragic production accident on April 25, 2002 that resulted in the death of two of the Company's employees. Under the Terms of Settlement and Probation entered into with the plea, the Company will pay a fine of $150,000 in three annual installments of $50,000 each on June 30, 2004, 2005 and 2006. In addition the Company paid $150,000 in restitution to the California District Attorneys Association Workers Safety Training Account to assist in the prosecution of worker safety cases in the State of California. The Company also reimbursed costs of $25,000 each to the Petaluma Police Department, the Petaluma Fire Department and the Sonoma County District Attorney's Office. Finally, an additional fine of $250,000 under California Labor Code Section 6425 was suspended conditioned upon the Company's compliance with the terms of court supervised probation for three years. Accordingly, the Company accrued an expense of $375,000 against the year ended December 31, 2003 to cover the net present value of the above payments, plus attorney's fees. Total expenses incurred in 2003 as a result of the industrial accident were $410,200.

During 2002 the Company recorded expenses of $254,100 in connection with the same industrial accident. Included in that amount was a remaining reserve of $141,900 at December 31, 2003 to cover anticipated penalties from CAL-OSHA, appeals filed by the dependants of the two employees with the Workers Compensation Appeals Board of California, and related attorney's fees. CAL-OSHA has completed their investigation of the accident and issued their report and notice of proposed penalties on October 18, 2002. Their report included nine citations for safety violations with total proposed penalties of $137,900. There were no willful citations and the CAL-OSHA report acknowledged that all the safety violations had been 100% abated prior to the report's issuance. The Company has filed a formal appeal with CAL-OSHA in the hopes of reducing the citations and proposed penalties. The workers compensation appeals are for an additional death benefit of $107,500 in total, payable by the Company to the dependents of the deceased workers if the dependents successfully establish that the Company was guilty of serious and willful misconduct by allowing unsafe working conditions to exist. The Company intends to defend itself vigorously and believes it has meritorious defenses. If actually litigated, the workers

--------------------------------------------------------------------------------
                                                                         Page 44
compensation appeals are an all-or-nothing proposition under which the Company will either be liable for $107,500 or nothing. Based on the advice of counsel, the Company expects the workers compensation appeals to be settled rather than litigated. Management believes the remaining reserve of $141,900 will be adequate to cover the settlement of the CAL-OSHA penalties, the workers compensation appeals and related attorney's fees.


3.   Change in Primary Banking Relationship

On July 11, 2003 the Company entered into a Loan and Security Agreement (the "Credit Facility") with Comerica Bank ("Comerica"). The Credit Facility consists of a $7,000,000 revolving line of credit, a $1,250,000 term loan and a $1,000,000 capital expenditure term loan. The Credit Facility is secured by substantially all assets of the Company and matures on June 30, 2005 unless renewed earlier.

The revolving line of credit is subject to a borrowing base consisting of certain eligible accounts receivable and inventory and bears interest at the prime rate or LIBOR plus 2.25%, at the Company's option. As of December 31, 2003 the Company had $4,833,000 in outstanding borrowings under the line of credit and $2,105,800 in available borrowing capacity under the line of credit.

The $1,250,000 term loan is secured by property and equipment, bears interest at the prime rate plus 25 basis points (0.25%) and features a sixty-month amortization schedule that commenced in July 2003. As of December 31, 2003 the Company owed principal payments totaling $1,125,000 under the term loan.

The $1,000,000 capital expenditure term loan will finance the purchase of additional new or used property and equipment, bears interest at the prime rate plus 25 basis points (0.25%) and features a 12 month interest only draw down period, converting to a 48 month amortization schedule thereafter. As of December 31, 2003 the Company had $754,800 available to be drawn down against the capital expenditure term loan.

The Credit Facility calls for continued satisfaction of various financial covenants for 2003 and beyond in order to remain in compliance. As of December 31, 2003 the company was in compliance with the financial covenants and all other requirements called for under the Credit Facility.

The Credit Facility with Comerica replaced a similar arrangement with Wells Fargo Business Credit, Inc. ("WFBC"), the Company's former primary lender. All amounts due to WFBC were retired on July 11, 2003 in the amount of $5,023,600. Included in that amount was an early termination fee of $62,400 paid to WFBC for terminating that credit facility prior to its maturity date of October 6, 2004. The early termination fee and the remaining unamortized loan fee of $8,000 associated with the WFBC agreement were recorded as interest expense in 2003.


4.   Intellectual Property Purchase

On April 15, 2003 the Company entered into an intellectual property purchase agreement (the "IP Agreement") with Tenere Life Sciences, Inc. ("Tenere") and Mr. Rees Moerman, both unaffiliated third parties. Mr. Moerman is an engineer and lipid scientist who developed proprietary techniques for the benign extraction of oil from vegetable seeds. The Company has utilized Mr. Moerman's techniques under the SpectraVac and LOCET Technology License Agreement (the "License Agreement") for the production of flax oil and other nutritional oils since 1990. Under the License Agreement, the Company paid royalties to Mr. Moerman on its sales of products that were manufactured utilizing the intellectual property. Mr. Moerman assigned his rights to the intellectual property to Tenere on January 21, 2003.

In accordance with the IP Agreement, the Company purchased the intellectual property for $550,000 which was paid in two equal installments on April 30, 2003 and October 7, 2003. As a result, the Company is no longer obligated to pay royalties to Tenere effective April 1, 2003. Royalties paid during the years ended December 31, 2002 and 2001 were $162,500 and $152,000, respectively.

--------------------------------------------------------------------------------
                                                                         Page 45

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


5.   Bottling Equipment Relocation and Reconfiguration

On July 14, 2003 the Company disassembled its bottling line at its leased manufacturing facility located at 133 Copeland Street, Petaluma, California and relocated and reconfigured the line at its new co-packer, Interpac Technologies, Inc. ("Interpac"), also located in Petaluma. Interpac provides custom bottling services to the Company utilizing the Company's bottling equipment. As a result, there were thirteen positions eliminated from the Company's bottling and warehouse operation at Copeland Street. Of those thirteen positions, eight people accepted similar positions at Interpac, three accepted severance packages and two people were on a leave of absence at the time. The severance payments were included in cost of sales for 2003 and were not significant.

The bottling line was reconfigured for better efficiency and higher bottling speeds and included a new labeler and new conveying equipment. As a result, there was $30,600 in net book value of equipment at Copeland Street which was scrapped rather than being relocated. Additionally, the Company recorded a writedown of $19,700 to reduce the net book value of equipment that has been sold or is being held for sale to its estimated market value. The combined amount of $50,300 was included in cost of sales for 2003.


6.   Sales of Product Lines

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

On June 11, 2001 the Company sold its tomato-based consumer product lines to Acirca for $3,128,100 in cash which included $778,100 for saleable inventory and $350,000 that was deposited into an escrow account to be applied towards indemnity claims of Acirca. To the extent the escrowed funds were not utilized for any indemnity claims of Acirca, they were to be released to the Company in two equal installments at the six month and one year anniversaries of the sale. The first installment of $175,000 was received in full in December 2001. The final installment of $173,200 was received on July 17, 2002 and consisted of $175,000 plus interest earned on the escrowed funds less $6,700 paid to Acirca in full satisfaction of their indemnity claims. Due to the contingent nature of the escrowed funds on both sales, they were not recorded as consideration until constructive receipt.

Since both product line sales comprised all of the remaining assets of both OI and OFPI, the remaining net goodwill associated with the reverse acquisition of both companies in October 1999 was written off as a result of the sales. Accordingly, the Company recorded the following gains and losses on the product line sales for the years ended December 31, 2002 and 2001:

--------------------------------------------------------------------------------
                                                                         Page 46

                                                       Sales of Product Lines
                                                         2002           2001
                                                     -----------    -----------

Total consideration                                  $ 3,167,000    $ 3,128,100
Less escrowed funds included above                      (250,000)      (350,000)
                                                     -----------    -----------
Net cash proceeds from sales                           2,917,000      2,778,100

Assets sold:
  Inventories                                         (1,417,000)      (778,100)
  Fixed assets, net of accumulated depreciation           (8,600)       (10,500)
  Goodwill, net of accumulated amortization           (1,470,200)    (6,776,200)
  Other assets                                            (6,300)          --
Transaction costs                                       (152,000)      (139,700)
Reserve for remaining inventories not sold               (75,500)       (51,800)
                                                     -----------    -----------
Loss before collection of previously escrowed funds     (212,600)    (4,978,200)
Subsequent collection of escrowed funds                  422,900        175,000
                                                     -----------    -----------
Net Gain (Loss) on Sales of Product Lines            $   210,300    $(4,803,200)
                                                     ===========    ===========

Included in accounts receivable at December 31, 2002 was $124,700 of the escrowed funds on the sale of OI, which was contractually due at December 31, 2002 and received on January 31, 2003 after final negotiations between the parties were completed. After accounting for the escrowed funds and the OI goodwill impairment writedown recorded in December 2001 (see Note 7), the final net loss on the sale of OI was $912,900.

After accounting for the final collection of the escrowed funds and related interest on the 2001 sale of the OFPI product lines, which were not recorded at the time of the sale due to their contingent nature, the final net loss on the sale of the OFPI product lines was $4,630,000.

The transaction costs represented investment banking, legal fees and other expenses associated with closing the sales. Investment banking fees totaling $157,200 were paid to Moore Consulting, a sole proprietorship owned and operated by a non-executive Director of the Company. The fees were 2.5% of the total consideration on both sales. The reserve recorded for remaining inventories represented losses incurred or anticipated on inventories previously sold by the Company under the disposed product lines that were not purchased by Acirca.


7.   Goodwill Impairment Writedown

As a result of negotiations that were underway at December 31, 2001 for the sale of the Organic Ingredients product lines, the Company determined that the net goodwill associated with the Organic Ingredients product lines was impaired. Accordingly, the Company recorded a non-cash writedown of $950,000 to reduce the goodwill carrying amount at December 31, 2001 to its estimated net realizable value of $1,470,200 (see Note 6).

--------------------------------------------------------------------------------
                                                                         Page 47

8.   Accounts Receivable

Accounts receivable consisted of the following:

                                                             As of December 31,
                                                            2003         2002
                                                         ----------   ----------
Trade                                                    $4,604,800   $3,306,800
Stockholder                                                    --         20,000
Other                                                         8,400      164,400
                                                         ----------   ----------
Total accounts receivable                                 4,613,200    3,491,200
Less allowance for doubtful accounts and customer
   allowances                                               450,000      416,000
                                                         ----------   ----------
Net Accounts Receivable                                  $4,163,200   $3,075,200
                                                         ==========   ==========

During 2003 the Company had one customer that accounted for approximately 36% of net sales and approximately 25% of trade accounts receivable at December 31, 2003. During 2002 that same customer accounted for approximately 50% of net sales and approximately 23% of trade accounts receivable at December 31, 2002. During 2001 the same customer accounted for approximately 39% of net sales and approximately 11% of trade accounts receivable at December 31, 2001. The sales to this customer consisted of Spectrum Naturals(R) and Spectrum Essentials(R) consumer packaged products only. The loss of this customer would have a material adverse effect on the Company's operations and cash flows.

During 2003, 2002 and 2001 foreign sales comprised 4%, 7% and 6%, respectively, of total net sales and approximately 4%, 4% and 6% of trade accounts receivable at December 31, 2003, 2002 and 2001, respectively. All foreign sales were denominated in United States dollars.


9.   Inventories

Inventories consisted of the following:

                                                          As of December 31,
                                                         2003             2002
                                                      ----------      ----------
Finished goods                                        $6,853,400      $4,351,900
Raw materials                                          1,166,100       1,408,100
Deposits on Inventory                                    236,200          57,600
                                                      ----------      ----------
Total inventories                                      8,255,700       5,817,600
Less provision for obsolete inventory                    248,500         548,000
                                                      ----------      ----------
Net Inventories                                       $8,007,200      $5,269,600
                                                      ==========      ==========

For 2003, 2002 and 2001 the Company had one supplier of raw materials that accounted for approximately 16%, 11% and 6%, respectively, of total purchases of raw materials and one supplier of processing that accounted for approximately 11%, 11% and 6%, respectively, of total cost of sales. At December 31, 2003, 2002 and 2001 approximately $954,500, $564,500, and $244,300 was owed to these suppliers and included in accounts payable.

--------------------------------------------------------------------------------
                                                                         Page 48

10.  Property and Equipment

Property and equipment consisted of the following:

                                                          As of December 31,
                                                       2003              2002
                                                    ----------        ----------
Machinery and equipment                             $5,434,200        $4,338,600
Furniture and fixtures                                 978,900           873,500
Construction in progress                               227,400           442,200
Leasehold improvements                                 310,400           244,600
Vehicles                                                84,000            84,000
                                                    ----------        ----------
Total property and equipment                         7,034,900         5,982,900
Less accumulated depreciation                        2,696,200         2,535,500
                                                    ----------        ----------
Net Property and Equipment                          $4,338,700        $3,447,400
                                                    ==========        ==========

During the years ended 2003, 2002 and 2001, the Company capitalized interest of $24,500, $27,800 and $49,200 respectively, on construction in progress. There was one significant project at December 31, 2003 for an ethanol fractionating tower which Management has placed on hold while it evaluates other sites for its manufacturing facility. Spending on the ethanol fractionating tower totaled $155,000 at December 31, 2003. Management estimates that an additional $200,000 of expenditures are necessary to complete the project. No depreciation expense is recorded on construction in progress until the asset is placed in service.

Depreciation expense was $519,600, $442,300 and $405,100 for 2003, 2002 and
2001, respectively.


11.  Intangible Assets

Intangible assets consisted of the following:

                                                           As of December 31,
                                                         2003             2002
                                                       --------         --------
Intellectual property                                  $550,000         $   --
Trademarks                                               74,100           74,100
Label Development                                          --             80,800
Covenant-not-to-compete                                    --             76,500
                                                       --------         --------
Total intangible assets                                 624,100          231,400
Less accumulated amortization                            37,300          189,400
                                                       --------         --------
Net Intangible Assets                                  $586,800         $ 42,000
                                                       ========         ========

Amortization expense was $5,100, $12,000 and $13,700 for the years ending December 31, 2003, 2002 and 2001, respectively. The label development costs and covenant-not-to-compete became fully amortized during 2003 and 2002, respectively, and were removed from the balance sheet at December 31, 2003. The trademarks are being amortized over a 30 year life. The intellectual property will be evaluated annually for potential impairment based on the forecasted future cash flows of the Company's flax oil products.


12.  Line of Credit

The Company has available a $7,000,000 revolving line of credit, subject to a borrowing base limitation based upon a percentage of eligible accounts receivable and inventory, bearing interest at the prime rate or LIBOR plus 2.25% which expires on June 30, 2005 unless renewed earlier. Borrowings under the revolving line of credit totaled $4,833,000 at December 31, 2003 versus $2,479,800 at December 31, 2002. The credit line is secured by substantially all assets of the Company.

--------------------------------------------------------------------------------
                                                                         Page 49

As of December 31, 2003 the Company had $2,105,800 in excess borrowing capacity available under the line of credit versus $1,696,700 at December 31, 2002.

The line of credit calls for the Company to maintain compliance with certain financial covenants. At December 31, 2003 the Company was in compliance with all covenants and other requirements under the Credit Agreement.


13. Notes Payable and Capital Lease Obligations

Notes payable and capital lease obligations consisted of the following:

                                                            As of December 31,
                                                            2003         2002
                                                         ----------   ----------
Term notes payable to bank secured by substantially all
  assets of the Company (a)                              $1,370,200   $  429,000

Capital lease obligations secured by the related
  property and equipment (b)                                 56,300      105,900
                                                         ----------   ----------
Total Notes Payable and Capital Lease Obligations         1,426,500      534,900
Less current maturities                                     322,300      256,000
                                                         ----------   ----------
Long-term Portion of Notes Payable and Capital Lease
  Obligations                                            $1,104,200   $  278,900
                                                         ==========   ==========


(a) As disclosed in Note 3, the Company entered into a new banking relationship during 2003 with Comerica Bank. Under the Comerica relationship, the Company has a $1,250,000 term note with equal 60-month amortization and a capital expenditure facility that features a 12-month draw down period ending June 30, 2004 with 48-month amortization thereafter. Both notes bear interest at prime plus 25 basis points (4.25% at December 31, 2003). Under the previous banking relationship, there were three separate term notes payable to the bank as of December 31, 2002, two with 60-month terms and one with 36-month terms, all of which bore interest at prime plus 1.25%.

(b) The cost of assets securing the capital lease obligations was $243,000 and $438,900 at December 31, 2003 and 2002, with accumulated amortization of $83,100 and $240,000 at December 31, 2003 and 2002, respectively.

Aggregate maturities or principal payments required on notes payable and capital lease obligations for each of the succeeding years are included in Note 14.

--------------------------------------------------------------------------------
                                                                         Page 50



14.  Notes Payable, Related Parties

Notes payable with related parties consisted of the following:

                                                            As of December 31,
                                                           2003         2002
                                                        ----------   ----------

Note payable with interest due monthly at 9% per
annum. Principal is due in monthly installments of
$15,625 until paid in full. The note is secured by
a collateral assignment of a life insurance policy
on the majority stockholder and unissued shares of
common stock in an amount equivalent to the unpaid
principal and interest due under the note. The
note is subordinated to the line of credit and all
notes payable to the bank. (a)                          $  390,600   $  578,100

Non-interest bearing, unsubordinated and unsecured
note due on December 31 of the fourth year
following the calendar year which includes the
final payment on the above note, expected to be
2011. Interest has been imputed at an effective
interest rate of 6.5% per annum.                           305,400      286,200

Unsecured, subordinated note due in monthly
installments of $4,300 including principal and
interest at 10% per annum.                                  85,300      125,600

Unsecured, unsubordinated notes due in monthly
installments of $8,500 including principal and
interest at 10% per annum.                                  43,100       90,400
                                                        ----------   ----------
Total Notes Payable - Related Parties                      824,400    1,080,300
Less current maturities                                    275,200      275,100
                                                        ----------   ----------
Long-term Portion of Notes Payable - Related Parties    $  549,200   $  805,200
                                                        ==========   ==========

(a) Under the Seventh Amendment to the Redemption Agreement entered into on November 1, 2002 the note holder retains the unilateral right to revert to monthly principal payments of $31,250 upon 60 days prior written notice to the Company. The note holder has indicated in writing to the Company that it is not her intent to increase the monthly principal payments at the time of this report. Consequently, the principal payments included in the current maturities of notes payable, related parties for this note was $187,500 at December 31, 2003.

Aggregate maturities or principal payments required on all types of long-term debt and capital lease obligations for each of the succeeding years are as follows:
                                                    Related
                                     Bank Term       Party     Cap. Lease      Total
Years Ended December 31,                Notes        Notes    Obligations  Long-Term Debt
------------------------             ----------   ----------   ----------   ----------
     2004                            $  280,700   $  275,100   $   51,900   $  607,700
     2005                               311,300      228,300       20,100      559,700
     2006                               311,300       15,600         --        326,900
     2007                               311,300         --           --        311,300
     2008                               155,600         --           --        155,600
     2011                                  --        513,300         --        513,300
                                     ----------   ----------   ----------   ----------
Total Future Payments                 1,370,200    1,032,300       72,000    2,474,500
Less amounts representing interest         --        207,900       15,700      223,600
                                     ----------   ----------   ----------   ----------
Total Long-Term Debt, including
current maturities                   $1,370,200   $  824,400   $   56,300   $2,250,900
                                     ==========   ==========   ==========   ==========

--------------------------------------------------------------------------------------
                                                                               Page 51



15.  Provision for Income Taxes and Deferred Income Taxes

At December 31, 2003 the Company reversed the 100% valuation allowance that had been maintained against its deferred tax assets since the merger. As a result, the Company recorded a net benefit from income taxes of $1,566,600 for 2003. For the years ended December 31, 2003, 2002 and 2001 the provision or benefit from income taxes consisted of the following:
                                                2003           2002          2001
                                             -----------    -----------   -----------
Current:
 Federal                                     $     9,900    $      --     $      --
 State                                            25,400        189,800          --
                                             -----------    -----------   -----------
Subtotal Current                                  35,300        189,800          --
                                             -----------    -----------   -----------
Deferred:
 Federal                                      (1,409,100)          --            --
 State                                          (192,800)          --            --
                                             -----------    -----------   -----------
Subtotal Deferred                             (1,601,900)          --            --
                                             -----------    -----------   -----------
Total Provision (Benefit) for Income Taxes   $(1,566,600)   $   189,800   $      --
                                             ===========    ===========   ===========

A reconciliation of the federal statutory rate to the tax provision for the years ended December 31 follows:

                                                2003           2002           2001
                                             -----------    -----------    -----------
Tax expense (benefit) at effective federal
   statutory rate (34%)                      $   373,000    $   445,300    $(1,772,900)
Disposal of non-deductible goodwill                 --          499,900      2,303,900
Impairment loss on non-deductible goodwill          --             --          323,000
Goodwill amortization                               --             --          177,100
Other non-deductible expense                      53,800         11,800         57,700
State income tax expense, net of federal
   effect                                         71,500         51,600         94,000
Valuation allowance                           (1,997,900)      (867,200)    (1,104,200)
Tax credits and other                            (67,000)        48,400        (78,600)
                                             -----------    -----------    -----------
Total Provision (Benefit) for Income Taxes   $(1,566,600)   $   189,800    $      --
                                             ===========    ===========    ===========

Deferred tax assets and liabilities consisted of the following:

                                                        As of December 31,
                                                      2003             2002
                                                   -----------      -----------
Deferred Tax Assets:
 Federal net operating loss carryovers             $ 1,506,500      $ 1,761,400
 Inventory allowances                                   84,500          182,300
 Accounts receivable allowances                        153,000          141,400
 Accrued compensation                                   63,500           51,100
 State income taxes                                    192,800          335,000
 Accruals and reserves                                  88,900             --
 Other                                                  50,500           13,800
                                                   -----------      -----------
Total Deferred Tax Assets                            2,139,700        2,485,000

Deferred Tax Liabilities:
 Depreciation and fixed asset write-down              (537,800)        (443,800)
 Other                                                    --            (43,300)
                                                   -----------      -----------
Net Deferred Tax Assets, Before Allowance            1,601,900        1,997,900
Valuation allowance                                       --         (1,997,900)
                                                   -----------      -----------
Net Deferred Tax Assets                            $ 1,601,900      $      --
                                                   ===========      ===========

--------------------------------------------------------------------------------
                                                                         Page 52



As of December 31, 2003 the Company had federal net operating loss carryforwards
("NOLs") totaling approximately $4,431,000 that expire at various times through 2020. For state purposes, the Company had net operating loss carryforwards totaling approximately $3,150,000 which expire at various times through 2010.

The majority of the NOLs originated primarily from pre-merger operations of OFPI. As a result of OFPI's acquisition by SNI (Note 1), OFPI experienced a more than 50% change in ownership for federal and state income tax purposes.
Therefore, an annual limitation is placed upon the Company's ability to realize the benefit of the pre-merger NOLs. Management believes that it is more likely than not that the Company will continue to report sufficient taxable income in the foreseeable future, allowing utilization of 100% of its deferred tax assets.


16.  Goodwill

The Company recorded goodwill for the excess of the purchase consideration and transaction costs versus the identifiable net assets of the businesses acquired in the 1999 merger. During 2001 and 2002 the Company divested the businesses acquired in the merger in order to raise working capital. The following table sets forth the transactions affecting goodwill for the years ended December 31, 2001 and 2002.

                                                   OFPI            OI            TOTAL
                                                -----------    -----------    -----------
   Balances, January 1, 2001                    $ 7,045,500    $ 2,671,600    $ 9,717,100

   Amortization expense for 2001                   (269,300)      (251,400)      (520,700)
   Sale of OFPI product lines (Note 6)           (6,776,200)          --       (6,776,200)
   Writedown of OI goodwill to net realizable
     value (Note 7)                                    --         (950,000)      (950,000)
                                                -----------    -----------    -----------
   Balances, December 31, 2001                         --        1,470,200      1,470,200

   Sale of OI product lines (Note 6)                   --       (1,470,200)    (1,470,200)
                                                -----------    -----------    -----------
   Balances, December 31, 2002                  $      --      $      --      $      --
                                                ===========    ===========    ===========


In accordance with SFAS 142, the Company ceased the amortization of the remaining goodwill as of January 1, 2002. Had SFAS 142 been in effect prior to January 1, 2002 reported results for the year ended December 31, 2001 would have been adjusted as follows:

   Net loss as reported                                       $   5,205,800
   Goodwill amortization                                            520,700
                                                              -------------
   Adjusted net loss                                          $   4,685,100
                                                              =============
   Basic and fully diluted net loss per share:
       As reported                                            $        0.12
       Effect of goodwill amortization                                 0.01
                                                              -------------
   Adjusted basic and fully diluted net loss per share        $        0.11
                                                              =============


17.  401(k) Plan

The Company provides a defined contribution plan covering substantially all employees meeting certain age and service requirements. Plan contributions are made at the discretion of Management and totaled $33,500, $34,800 and $47,300 for the years ended December 31, 2003, 2002 and 2001, respectively.

--------------------------------------------------------------------------------
                                                                         Page 53




18.  Common Stock Options

Prior to the merger discussed in Note 1, SNI had an Equity Incentive Plan under which options were granted to one officer in 1998. As a result of the merger, the Company assumed the options outstanding under OFPI's 1995 Stock Option Plan
(the "1995 Plan"). Because OFPI was the surviving legal entity after the merger, SNI's existing options were absorbed into the 1995 Plan and restated at their equivalent number of shares and strike price using the merger conversion ratio, and the SNI Equity Incentive Plan was discontinued.

The Company subsequently amended the 1995 Plan twice, increasing the aggregate number of shares of common stock which could be issued under the 1995 Plan to 7,000,000. Both amendments were approved by a vote of the Company's shareholders.

Under the amended 1995 Plan, each option represents the right to purchase one share of the Company's common stock at a fixed price per share at some future date. The option strike price shall not be less than the fair market value on the date of grant and options expire unless exercised within ten years after the date of grant. Options generally vest ratably over four years for employees and two years for directors.

The following table summarizes the activity under the 1995 Plan for the years ended December 31, 2003, 2002 and 2001:

                                            2003                      2002                     2001
                                   -----------------------   ----------------------   ---------------------
                                                  Weighted                  Weighted                Weighted
                                                  Average                   Average                 Average
                                                  Exercise                  Exercise                Exercise
                                     Options       Price      Options       Price      Options      Price
                                    ----------    --------   ----------    --------   ----------    --------
Outstanding, beginning
  of year                            3,898,115   $    0.34    3,225,315   $    0.48    2,010,115    $   0.41
Options granted                        809,500        0.31    1,325,000        0.30    1,256,400        0.59
Options exercised                     (143,750)       0.41         --          --           --          --
Options expired                       (411,750)       0.34     (652,200)       0.21      (41,200)       0.44
                                    ----------    --------   ----------    --------   ----------    --------
Outstanding, end of year             4,152,115    $   0.33    3,898,115    $   0.34    3,225,315    $   0.48
                                    ==========    ========   ==========    ========   ==========    ========

Options exercisable at year end      2,368,973    $   0.34    1,784,282    $   0.35    1,457,448    $   0.67
                                    ==========    ========   ==========    ========   ==========    ========
Weighted average fair value of
  options granted during the year                 $   0.25                 $   0.30                 $   0.21
                                                  ========                 ========                 ========

The following table discloses exercise prices and remaining lives of options outstanding or exercisable as of December 31, 2003:

                              Options Outstanding                           Options Exercisable
                              -------------------                           -------------------
                                   Weighted                                       Weighted
                                   Average                                        Average
                                  Remaining        Weighted                       Remaining      Weighted
 Range of           Number       Contractual       Average          Number       Contractual     Average
 Exercise         Outstanding        Life          Exercise       Exercisable        Life        Exercise
  Prices          at 12/31/03       (Years)         Price         at 12/31/03       (Years)       Price
-----------        -----------    -----------     -----------     -----------    -----------    -----------
$0.01-$0.25         1,091,800         7.9            $ 0.24         670,067          7.8           $ 0.24
$0.26-$0.50         3,047,315         7.3              0.35       1,685,906          6.2             0.36
$0.51-$2.50            13,000         3.4              2.50          13,000          3.4             2.50
-----------        -----------    -----------     -----------     -----------    -----------    -----------
$0.01-$2.50         4,152,115         7.4            $ 0.33       2,368,973          6.6           $ 0.34
===========        ===========    ===========     ===========     ===========    ===========    ===========


As of December 31, 2003 there were 2,704,135 options remaining that are available for future issuance under the 1995 Plan.

--------------------------------------------------------------------------------
                                                                         Page 54



19.  Common Stock Warrants

Each common stock warrant represents the right to purchase one share of the Company's common stock at a fixed price per share at some future date. At the date of the merger the Company assumed outstanding common stock purchase warrants of OFPI totaling 590,656. All of those warrants were issued at exercise prices ranging from $2.00 to $4.00 per share and all expired unexercised during the ensuing years. Also in connection with the merger, the Company issued
400,000 penny warrants in conjunction with a private placement of unsecured subordinated notes necessary to close the merger. All of the penny warrants were subsequently exercised during 2000 and 2001. In addition, in connection with the renegotiation of the private placement notes, the Company issued quarterly common stock purchase warrants at the closing bid price of Spectrum shares at each quarter-end starting December 31, 2000 and ending on December 31, 2002 as a result of the early retirement of the private placement notes. All of those warrants were exercised during 2002 and 2003.

The following table discloses the activity related to common stock purchase warrants for the years ended December 31, 2003, 2002 and 2001:

                                                2003                            2002                            2001
                                     ---------------------------      --------------------------     ---------------------------
                                                      Weighted                         Weighted                       Weighted
                                                       Average                          Average                        Average
                                                      Exercise                         Exercise                       Exercise
                                       Warrants         Price          Warrants          Price         Warrants         Price
                                     -----------     -----------     -----------      -----------    -----------     -----------
Outstanding, beginning of year         682,606          $ 0.50         843,156          $ 1.43         608,156          $ 1.78
Private placement warrants
   issued                                 --              --           200,200            0.32         337,500            0.26
IPO warrants expired                   (60,656)           2.63        (330,000)           2.79            --              --
Private placement warrants
  exercised (a)                       (461,950)           0.28         (30,750)           0.33        (262,500)           0.05
Warrants issued in connection
   with restricted stock
   purchase (b)                           --              --              --               --          160,000            0.31
                                     -----------     -----------     -----------      -----------    -----------     -----------
Outstanding, end of year               160,000          $ 0.31         682,606          $ 0.50         843,156          $ 1.43
                                     ===========     ===========     ===========      ===========    ===========     ===========


(a) These warrants included a net exercise feature which enabled the holder to convert the net equity in the warrants into common stock in a cash-less transaction. Accordingly, common shares issued in connection with the exercise of the warrants were 405,456, 6,910 and 230,883 for the years ended December 31, 2003, 2002 and 2001, respectively.

(b) These warrants were issued in February 2001 in connection with the purchase of 160,000 shares of Spectrum restricted common stock by a non-executive
     Director of the Company. Since the shares were purchased at the closing market price for the Company's unrestricted common stock, the Company also issued 160,000 common stock purchase warrants at the same price, which expire five years from the date issued.

As of December 31, 2003 the remaining common stock warrants outstanding were issued at an exercise price of $0.31 per share with an expiration date of February 15, 2006.


20.  Business Segments

Management has evaluated the Company's operations and has determined that the Company operates in three primary business segments: Spectrum Naturals(R) culinary products, Spectrum Essentials(R) nutritional supplements and Spectrum
Ingredients industrial culinary products for use by other manufacturers and private label products for key retailers. The Spectrum Naturals(R) culinary

--------------------------------------------------------------------------------
                                                                         Page 55

products is the Company's largest segment, representing approximately 45% of total net sales. The Spectrum Naturals(R) culinary products are manufactured on behalf of the Company by third parties and are sold primarily through distributors and specialty food brokers to natural food and specialty food stores.

The Spectrum Essentials(R) nutritional supplements segment represents approximately 23% of total net sales and is sold through the same distribution and broker network as the Spectrum Naturals(R) products. However, the Company manufactures the majority of the Spectrum Essentials(R) products at its leased manufacturing facility at 133 Copeland Street in Petaluma. The gross margins of the two consumer product line segments are also markedly different, with the Spectrum Essentials(R) brand delivering higher gross margins.

The final segment identified by Management is the Spectrum Ingredients and private label product lines. The Spectrum Ingredients products are sold directly to other food manufacturers in industrial sizes for use in their products at substantially lower margins than the two branded consumer products segments. The private label products are sold directly to key retailers such as Whole Foods, Wild Oats and Trader Joe's and also feature lower margins than the branded consumer products segment.

Operating data is captured by segment to the gross profit level. However, operating statement data below gross profit and balance sheet data have not been disaggregated and captured by business segment since the information is presently unavailable to the Company's chief operating decision maker. Accordingly, the following segment information is currently captured by the
Company:

                                               Years Ended December 31,

                                         2003            2002           2001
                                         ----            ----           ----
Net Sales:
  Spectrum Naturals(R)               $20,606,100     $17,268,200     $15,220,700
  Spectrum Essentials(R)              10,353,900       9,030,400       7,776,900
  Spectrum Ingredients                14,443,400      11,065,900       8,293,900
  All Other                              273,100       3,214,800       9,727,700
                                     -----------     -----------     -----------
  Total Net Sales                    $45,676,500     $40,579,300     $41,019,200
                                     ===========     ===========     ===========
Gross Profit:
  Spectrum Naturals(R)               $ 5,365,500     $ 4,385,400     $ 3,921,100
  Spectrum Essentials(R)               4,659,700       4,323,900       3,779,800
  Spectrum Ingredients                 1,718,100       1,211,200         381,500
  All Other                              126,400         835,800       2,927,100
                                     -----------     -----------     -----------
  Total Gross Profit                 $11,869,700     $10,756,300     $11,009,500
                                     ===========     ===========     ===========

Included in the all other category are the disposed and discontinued product lines associated with the OI business sold on April 25, 2002 and the OFPI business sold on June 11, 2001.


21.  Commitments and Contingencies

Lease Agreements

The Company has the right to terminate the operating lease for its production facility at 133 Copeland Street upon six months prior written notice. The Copeland Street lease includes a provision for base rent increases tied to changes in the consumer price index. The Company's operating lease for its corporate headquarters at 5341 Old Redwood Highway is a non-cancelable operating lease that terminates on December 31, 2007. Total monthly rent payments for these leases were $41,600 at December 31, 2003.

--------------------------------------------------------------------------------
                                                                         Page 56

Rent expense for 2003, 2002 and 2001 was $488,400, $360,800 and $391,200,
respectively.

Future minimum lease payments under the non-cancelable operating lease for the corporate headquarters facility and the six-month notice required for the production facility are as follows:
                                          2004              $  378,300
                                          2005                 281,700
                                          2006                 281,700
                                          2007                 281,700
                                          ----              ----------
                                          Total             $1,223,400
                                          =====             ==========

Royalty Agreements

The Company has entered into royalty agreements with various unrelated parties for licensed technologies which provide for a percentage royalty to be paid on sales of certain products. Included in accrued expenses were royalties of $23,800 and $51,700 as of December 31, 2003 and 2002, respectively, in connection with these agreements. Royalty expense included in cost of sales under these agreements for the years ended December 31, 2003, 2002 and 2001 was $134,000, $243,500 and $216,600, respectively.

Inventory Purchase Commitments

In the ordinary course of business, the Company enters into commitments to purchase raw materials over a period of time, generally six months to a year, at contracted prices. At December 31, 2003 and 2002 these future commitments, which are at prices not in excess of those currently obtainable nor in quantities in excess of normal requirements, aggregated approximately $9,820,900 and $6,623,000, respectively.

Pending Litigation

On November 26, 2003 the Company was notified by attorneys for the Environmental Law Foundation (the "ELF") that the Spectrum Naturals(R) Organic Balsamic Vinegar contains lead in excess of the allowable quantities under the Safe Drinking Water and Toxic Enforcement Act of 1986, also known as Proposition 65. The ELF is a California non-profit organization that represents itself as dedicated to the preservation of human health and the environment.

ELF's attorneys filed a Complaint for Civil Penalties, Statutory, Equitable and Injunctive Relief (the "Complaint") against Cost Plus, Inc., Safeway, Inc., Trader Joe's Company, Williams-Sonoma, Inc., Whole Foods, Inc. and unspecified defendants one through 100 in the Superior Court of the State of California on May 20, 2003 alleging violation of Proposition 65 for the sale of various products that contain lead in excess of the allowable limits without the required warning label. ELF's attorneys later notified Spectrum and dozens of other retailers, importers and manufacturers of vinegar that they would be included as one of the 100 unspecified defendants in the Complaint.

While lead has been shown to cause cancer and reproductive toxicity in humans, the Proposition 65 consumption quantity defined as no significant risk level for cancer was set at 15 micrograms per day. Lead is a naturally occurring element in all vinegars. Based on the Company's tests, a person would need to consume somewhere between 1.3-2.6 cups (270-630ml) daily of the Company's various vinegar products to reach the Proposition 65 lead level. The small lead content in vinegar occurs naturally in the soil and is absorbed by the grapes used to make vinegar. The level of lead in vinegar is not affected by the manufacturing process and, therefore, is not subject to regulation under Proposition 65.

The Spectrum Naturals(R) brand was built on the premise of providing consumers with organic healthy oils and condiments. Management does not believe the consumption of its various vinegar products as condiments or salad dressings poses any increased risk for cancer or reproductive toxicity.

--------------------------------------------------------------------------------
                                                                         Page 57

The Company has joined a Joint Defense Group established by attorneys representing several of the defendants in the Complaint. The initial fee to join was a $5,000 retainer, which the Company paid on February 17, 2004. Management believes the Complaint will eventually be shown to be without merit. Accordingly, no provision for loss or future attorney's fees has been recorded at December 31, 2003.

In October 2000 the Company was notified by counsel for GFA Brands, Inc. ("GFA") that nutritional claims pertaining to Spectrum Naturals(R) Organic Margarine were infringing upon two patents (the "first patents") issued in the United States that pertain to particular fat compositions suitable for human consumption. The patent holder, Brandeis University, exclusively licensed each of these patents to GFA. GFA demanded that the Company cease the manufacture and sale of the margarine and threatened legal action if the Company failed to comply.

Management engaged legal counsel that specializes in this area and received an opinion letter in February 2001 confirming that, in the opinion of counsel, the manufacture or sale of Spectrum Naturals(R) Organic Margarine did not infringe upon the GFA patents, either literally or under the doctrine of equivalents.

It has always been Management's view that the formula for Spectrum Naturals Organic Margarine(R) fell outside the claims made in the Brandeis University patents. Despite numerous attempts, the Company was unable to convince GFA that its formula for the margarine fell outside the claims of the first patents. Therefore, the Company filed a complaint against GFA for declaratory judgment of non-infringement and invalidity of the two patents on August 28, 2001 in the U.S. District Court for Northern California. The complaint requested a declaratory judgment that the margarine does not infringe either patent, a declaratory judgment that both patents are invalid, that GFA be enjoined from threatening or asserting any action for infringement of either patent, and attorney's fees.

GFA subsequently filed a motion to transfer venue to the U.S. District Court for New Jersey (the "court"). The Company filed an opposition to that motion; however, the motion to transfer venue was granted in January 2002.

A settlement hearing between GFA, its counsel, the Company and its counsel took place on July 31, 2003. There was discussion amongst the parties regarding a potential resolution of the case without resorting to a trial. A settlement between the parties could not be reached.

Markman briefs, in which each side presents its arguments on how the patent claims should be construed, were submitted by both GFA and Spectrum in July 2003. In most patent infringement cases, the court's determination of how the patent claims should be interpreted is the central issue. A Markman hearing was held by the court on October 16, 2003. The court issued its ruling on the Markman hearing on December 3, 2003 in favor of the Company's interpretation of the patent claims. The favorable ruling will assist the Company in settling the complaint with respect to the first patents.

Meanwhile, unbeknownst to the Company, Brandeis University had filed for an additional patent (the "second patent") with the U.S. Patent Office which included patent claims that did encompass the Company's formula for Spectrum Naturals Organic Margarine(R). Unlike trademark law, patents are issued in the United States without pre-publication or notice which would allow for comment or appeal by potentially affected parties. Instead, the United States Patent Office is the sole arbiter of the merits of any patent application. Once a patent is issued, the onus falls on the affected party to pursue its rights via the court system. On October 7, 2003 the U.S. Patent Office granted the second patent to Brandeis University. On the advice of counsel, the Company ceased the production of the margarine immediately thereafter and is currently evaluating its options with regards to the second patent.

Management believes the Company has meritorious defenses and that a loss is not probable on the patent infringement complaint with regard to the first patents at this time. Accordingly, no provision for loss has been recorded at December 31, 2003.

--------------------------------------------------------------------------------
                                                                         Page 58

Safety Violations and Workers' Compensation Appeals

In connection with the industrial accident that occurred on April 25, 2002 the Company received nine citations from CAL-OSHA for safety violations with total proposed penalties of $137,900. The Company has filed an appeal with CAL-OSHA in the hopes of reducing the citations and proposed penalties. Also, the estates of the deceased employees have both filed applications to the Workers' Compensation Appeals Board of the State of California for an increased death benefit for serious and willful misconduct by the Company. These two applications are for a total additional death benefit of $107,500 to be paid by the Company, should the estates successfully establish that the Company intentionally and willfully allowed unsafe working conditions to exist. The Company intends to defend itself vigorously and believes it has meritorious defenses. As of December 31, 2003 the Company had a reserve of $141,900 to cover the anticipated settlement of these issues plus attorney's fees.

Court Supervised Probation

Also in connection with the industrial accident on April 25, 2002 the Company entered a plea of no contest to two misdemeanor counts of violations under California Labor Code Section 6425, violation of a regulation issued by the California Occupational Health and Safety Administration, requiring employers to provide, maintain and ensure employees use required confined space equipment. Under the Terms of Settlement and Probation entered into with the plea, the Company received a suspended fine of $250,000 conditioned upon the Company's compliance with the terms of court supervised probation for three years. The probation terms require that the Company submit to a warrant-less search of its premises during business hours by any local or state law enforcement, safety or health officer; and that the Company shall be of good conduct and obey all laws, particularly those laws relating to worker safety and health. Should the Company fail to honor the probation terms, the suspended fine of $250,000 may be reimposed by the Sonoma County District Attorney.


22.  Related Party Transactions

The Company has one member of its Board of Directors who also serves as Vice Chair and Lead Independent Director of the Board of United Natural Foods, Inc. UNFI is the Company's largest single customer, representing 36% of total net sales in 2003.

On July 29, 2003 the Compensation Committee of the Company's Board of Directors unanimously approved forgiving the $20,000 shareholder advance that had been outstanding for several years to the Company's Chairman of the Board. The advance was imputed as income to him for 2003 and grossed-up to include the income tax impact. Accordingly, the Company incurred $34,800 of compensation expense, which was included in general and administrative expenses, to forgive the shareholder advance.

In connection with the sale of the Organic Ingredients product lines, the Company entered into a private label consulting agreement with Running Stream Food and Beverage, Inc. ("RSFB"). RSFB is owned and operated by a non-executive Director of the Company. During 2003 and 2002 the Company paid fees of $99,000 and $66,000, respectively, plus expenses incurred to RSFB for private label consulting and management services.

The Company paid consulting fees of $15,000 and $70,000 during the years ended December 31, 2002 and 2001, respectively, for management advisory services rendered by Moore Consulting, a firm owned and operated by a non-executive Director of the Company. In addition, the Company paid Moore Consulting investment banking fees of $79,000 in 2002 in connection with the sale of the OI product lines and $78,200 in 2001 in connection with the sale of the OFPI product lines as described in Note 6.

The Company paid interest at 10% per annum under notes payable to several major stockholders, one of whom is also a non-executive Director of the Company, of $18,700, $27,900 and $38,300 for the years ended December 31, 2003, 2002 and
2001, respectively.

--------------------------------------------------------------------------------
                                                                         Page 59



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


23.  Quarterly Information (Unaudited)

The summarized quarterly financial data presented below reflects all adjustments which, in the opinion of Management, are of a normal and recurring nature and necessary to present fairly the results of operations for the periods presented.

In thousands,                                  First        Second        Third       Fourth        Full
  except per share data                       Quarter       Quarter      Quarter      Quarter       Year
-----------------------------                ---------     ---------    ---------    ---------    ---------
Year ended December 31, 2003:
  Net Sales                                   $ 10,309      $ 11,381     $ 12,169     $ 11,818     $ 45,677
  Gross Profit                                   3,073         2,966        3,100        2,731       11,870
  Operating Income (Loss)                          743           416          506         (139)       1,526
  Net Income                                       636           316          325        1,387        2,664
  Basic and Fully Diluted
    Income per Share                          $   0.01      $   0.01     $   0.01     $   0.03     $   0.06

Year ended December 31, 2002:
  Net Sales                                   $ 11,279      $ 10,078     $  9,718     $  9,504     $ 40,579
  Gross Profit                                   2,945         2,325        2,746        2,740       10,756
  Operating Income                                 512            54          671          539        1,776
  Net Income (Loss)                                331           (51)         575          265        1,120
  Basic and Fully Diluted Income (Loss)
    per Share                                 $   0.01      $  (0.00)    $   0.01     $   0.00     $   0.02

Year ended December 31, 2001:
  Net Sales                                   $ 10,130      $ 10,545     $ 10,510     $  9,834     $ 41,019
  Gross Profit                                   2,668         3,044        2,772        2,526       11,010
  Operating Income (Loss)                           95        (4,477)         374         (243)      (4,251)
  Net Income (Loss)                               (168)       (4,726)         196         (508)      (5,206)
  Basic and Fully Diluted Income (Loss)
    per Share                                 $   0.00      $  (0.10)    $   0.00     $  (0.02)    $  (0.12)

------------------------------------------------------------------------------------------------------------
                                                                                                     Page 60



                                           Schedule II
                                 Spectrum Organic Products, Inc.
                                Valuation and Qualifying Accounts
                      For the Years ended December 31, 2001, 2002 and 2003


                                                     Reserve for     Allowances     Reserve for
                                                       Obsolete       Against        Industrial
                                                     Inventories    Receivables      Accident
                                                      ---------      ---------      ---------
Balances, January 1, 2001                             $ 565,500      $ 569,000       $    --
Additions charged to profit and loss                    300,500         68,300            --
Deductions for amounts written-off against reserves    (516,000)      (162,300)           --
                                                      ---------      ---------       ---------
Balances, December 31, 2001                             350,000        475,000            --
Additions charged to profit and loss                    262,200         47,000         254,100
Deductions for amounts written-off against reserves     (64,200)      (106,000)       (100,400)
                                                      ---------      ---------       ---------
Balances, December 31, 2002                             548,000        416,000         153,700
Additions charged to profit and loss                    210,800        103,400         410,200
Deductions for amounts written-off against reserves    (510,300)       (69,400)        (47,000)
                                                      ---------      ---------       ---------
Balances, December 31, 2003                           $ 248,500      $ 450,000       $ 516,900
                                                      =========      =========       =========



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING
----------------------------------------------------------------------------
AND FINANCIAL DISCLOSURE
------------------------

BDO Seidman, LLP was previously the Company's independent public accountants. On
April 15, 2003 the Board of Directors unanimously accepted the recommendation of the Audit Committee and appointed Grant Thornton, LLP as its independent public accountants for 2003 from a group of three finalist audit firms which included
BDO Seidman, LLP. BDO Seidman's reports on the Company's financial statements for each of the three fiscal years ended December 31, 2000, 2001 and 2002 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2000, 2001 and 2002 and the subsequent interim period through April 15, 2003 there were (1) no disagreements with BDO Seidman on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure which, if not resolved to BDO
Seidman's satisfaction, would have caused BDO Seidman to make reference to the matter in connection with its report on the Company's financial statements for such years; and (2) no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

The Company requested that BDO Seidman furnish a letter addressed to the Securities and Exchange Commission stating whether or not BDO Seidman agreed with the above statements. The Company filed a copy of such letter, in which BDO
Seidman stated their agreement, as an exhibit to a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2003.

During the three fiscal years of the Company ended December 31, 2002, 2001 and 2000, the Company did not consult with Grant Thornton regarding any matter whatsoever.

--------------------------------------------------------------------------------
                                                                         Page 61

ITEM 9A.  CONTROLS AND PROCEDURES
---------------------------------

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

There were no material changes in the Company's internal control system during the year ended December 31, 2003. Management is not aware of any significant deficiencies in the design or operation of internal controls.

--------------------------------------------------------------------------------
                                                                         Page 62

                                    PART III


ITEMS 10, 11, 12, 13 AND 14
---------------------------

Incorporated by reference to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A with respect to the Registrant's 2004 annual meeting of shareholders.

--------------------------------------------------------------------------------
                                                                         Page 63

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

     (a) Documents filed as part of this Report:

          (1)  Index to Financial Statements:                              Page

               Statement of Management Responsibility                       31
               Reports of Independent Certified Public Accountants         32-33
               Balance Sheets as of December 31, 2003 and 2002              34
               Statements of Operations for the years ended
                 December 31, 2003, 2002 and 2001                           35
               Statement of Stockholders' Equity for the years ended
                 December 31, 2003, 2002 and 2001                           36
               Statements of Cash Flows for the years ended
                 December 31, 2003, 2002 and 2001                           37
               Summary of Significant Accounting Policies                  38-43
               Notes to Financial Statements                               44-60


          (2)  Index to Financial Statement Schedules:

               Schedule II - Valuation and Qualifying Accounts              61


          (3)  Exhibits:

               Exhibit
                 No.          Description
               -------        -----------

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

--------------------------------------------------------------------------------
                                                                         Page 64

               2.15 Assignment and Assumption Agreement dated April 25, 2002 by and between Spectrum Organic Products, Inc. and Organic Ingredients, Inc. (9)

               3.01 Amended and Restated Articles of Incorporation of Spectrum Organic Products, Inc. (4)

               3.03           Audit Committee Charter of the Registrant (2)

               3.04           Amended Bylaws of Spectrum Organic Products, Inc.

               3.05           Nominating and Governance Committee Charter of the
                              Registrant

               10.09 Form of Subscription Agreement, Promissory Note and Warrant for Bridge Loan (1)

               10.13 Agreement and Plan of Merger and Reorganization dated May 14, 1999 by and between Organic Food Products, Inc. and Organic Ingredients, Inc. (4)

               10.14 Agreement and Plan of Merger and Reorganization dated May 14, 1999 by and between Organic Food Products, Inc. and Spectrum Naturals, Inc. (4)

               10.15 Form of Organic Food Products, Inc. Employment Agreement which continues to serve as the Employment Agreement between Spectrum Organic Products, Inc. and Jethren P. Phillips. (4)

               10.16 Form of Organic Food Products, Inc. Shareholder Lock-up Agreement (4)

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

--------------------------------------------------------------------------------
                                                                         Page 65

               10.30 Promissory Note dated June 6, 1997 by and between Spectrum Naturals, Inc. and Debora Bainbridge Phillips. (6)

               10.34 Letter dated February 16, 2001 from Spectrum Organic Products, Inc. to the note holders under the private placement completed on October 6, 1999, offering them the option of converting their notes, which were in default, to equity or a new note with a three year payment schedule with interest at 10% and common stock purchase warrants. (6)

               10.35 First Amendment to Credit and Security Agreement dated October 18, 2001 by and between Spectrum Organic Products, Inc. and Wells Fargo Business Credit, Inc. (8)

               10.37 Sixth Amendment to Amended and Restated Redemption Agreement dated June 13, 2001 by and between Spectrum Organic Products, Inc., Debora Bainbridge Phillips and Jethren P. Phillips. (2)

               10.38 Employment Agreement effective as of October 1, 2002 by and between Spectrum Organic Products, Inc. and Neil G. Blomquist. (3)

               10.39 Second Amendment to Credit and Security Agreement dated October 30, 2002 by and between Spectrum Organic Products, Inc. and Wells Fargo Business Credit, Inc. (3)

               10.40 Seventh Amendment to Amended and Restated Redemption Agreement and Amended and Restated Promissory Note effective November 1, 2002 by and between Spectrum Organic Products, Inc., Debora Bainbridge Phillips and Jethren P. Phillips. (3)

               10.41 Sublease Agreement dated October 23, 2002 by and between Spectrum Organic Products, Inc. and Alcatel USA Sourcing, L.P. (3)

               10.42 Consent to Sublease Agreement dated November 13, 2002 by and between Spectrum Organic Products, Inc., Alcatel USA Sourcing, L.P. and Redwood Business Park IV, LLC. (3)

               10.43 Agreement for Purchase and Sale of Intellectual Property dated April 15, 2003 by and between Spectrum Organic Products, Inc. Tenere Life Sciences, Inc. and Rees Moerman. (11)

               10.44 Loan and Security Agreement dated June 12, 2003 effective as of July 11, 2003 by and between Spectrum Organic Products, Inc. and Comerica Bank.
                              (12)

               10.45 LIBOR Addendum to Loan and Security Agreement dated June 12, 2003 effective as of July 11, 2003 by and between Spectrum Organic Products, Inc. and Comerica Bank. (12)

               10.46 Variable Rate-Installment Note dated June 12, 2003 effective as of July 11, 2003 by and between Spectrum Organic Products, Inc. and Comerica Bank.
                              (12)

               10.47 Variable Rate-Single Payment Note dated June 12, 2003 effective as of July 11, 2003 by and between Spectrum Organic Products, Inc. and Comerica Bank.
                              (12)

               10.48 Subordination Agreement dated June 12, 2003 effective as of July 11, 2003 by and between Debora Bainbridge Phillips Trust, Spectrum Organic Products, Inc. and Comerica Bank. (12)

               10.49 Subordination Agreement dated June 12, 2003 effective as of July 11, 2003 by and between Steven Reedy, Spectrum Organic Products, Inc. and Comerica Bank. (12)

               10.50          Amended 1995 Stock Option Plan of the Registrant
                              (13)

--------------------------------------------------------------------------------
                                                                         Page 66

               10.51 Form of Incentive Stock Agreement used in connection with the Amended 1995 Stock Option Plan
                              (13)

               10.52 Form of Non-qualified Stock Option Agreement used in connection with the Amended 1995 Stock Option plan (13)

               10.53 First Amendment to Sublease Agreement dated November 15, 2003 by and between Spectrum Organic Products, Inc. and Alcatel USA Sourcing, L.P.

               10.54 Spectrum Organic Products, Inc. "Standards of Business Ethics" as adopted in 2003.

               23.02 Consent of Independent Certified Public Accountants dated March 24, 2003 by BDO Seidman, LLP, San Francisco, CA. (3)

               23.03 Consent of Independent Certified Public Accountants dated March 24, 2004 by Grant Thornton, LLP, San Francisco, CA.

               23.04 Consent of Independent Certified Public Accountants dated March 24, 2004 by BDO Seidman, LLP, San Francisco, CA.

               31.03 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               31.04 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               32.03 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               32.04 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

               99.05 Press release of the Company dated August 29, 2002 titled "Spectrum Organic Products, Inc. appoints new CEO". (10)

               99.06 Press release of the Company dated February 4, 2004 titled "Spectrum Organic Products, Inc. Announces Settlement with Sonoma County District Attorney". (14)

               99.07 Press release of the Company dated March 1, 2004 titled "Spectrum Organic Products Reports Record Sales and Profits for 2003". (15)


               (1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, File No. 333-22997, declared effective on August 11, 1997.

               (2) Incorporated by reference to exhibits filed with the Registrant's Form 10-K on March 20, 2002.

               (3) Incorporated by reference to exhibits filed with the Registrant's Form 10-K on March 17, 2003.

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

--------------------------------------------------------------------------------
                                                                         Page 67

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

               (11) Incorporated by reference to exhibits filed with the
                    Registrant's Form 10-Q on May 14, 2003.

               (12) Incorporated by reference to exhibits filed with the
                    Registrant's Form 10-Q on November 6, 2003.

               (13) Incorporated by reference to exhibits filed with the
                    Registrant's Registration Statement on Form S-8 on October 1, 2003.

               (14) Incorporated by reference to exhibits filed with the
                    Registrant's Form 8-K on February 5, 2004.

               (15) Incorporated by reference to exhibits filed with the
                    Registrant's Form 8-K on March 2, 2004.


     (b)  Reports on Form 8-K during the quarter ended December 31, 2003:

          None.

--------------------------------------------------------------------------------
                                                                         Page 68

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Petaluma, California on March 22, 2004.

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

         Signature                            Title                        Date
         ---------                            -----                      -------

/s/  Jethren P. Phillips          Chairman of the Board of Directors     3/22/04
-----------------------------
     JETHREN P. PHILLIPS


/s/  Neil G. Blomquist            President and Chief Executive          3/22/04
-----------------------------     Officer, Director
     NEIL G. BLOMQUIST


/s/  Robert B. Fowles             Chief Financial Officer and            3/22/04
-----------------------------     Secretary
     ROBERT B. FOWLES


/s/  Larry D. Lawton              Controller (Principal Accounting       3/22/04
-----------------------------     Officer)
     LARRY D. LAWTON


/s/  John R. Battendieri          Director                               3/22/04
-----------------------------
     JOHN R. BATTENDIERI


/s/  Phillip L. Moore             Director                               3/22/04
-----------------------------
     PHILLIP L. MOORE


/s/  Charles A. Lynch             Director                               3/22/04
-----------------------------
     CHARLES A. LYNCH


/s/  Thomas B. Simone             Director                               3/22/04
-----------------------------
     THOMAS B. SIMONE


/s/  Conrad W. Hewitt             Director                               3/22/04
-----------------------------
     CONRAD W. HEWITT

--------------------------------------------------------------------------------
                                                                         Page 69