Form 10-Q
period 2004-03-31
SPECTRUM ORGANIC PRODUCTS INC
filed 2004-05-14
CIK 1034992

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE TRANSITION PERIOD FROM                TO
                                            --------------    ----------------

                          Commission File No. 333-22997

                         SPECTRUM ORGANIC PRODUCTS, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

      California                                               94-3076294
 ----------------------                                    --------------------
(State of incorporation)                                  (I.R.S. Employer
                                                          Identification Number)

5341 Old Redwood Highway, Suite 400
    Petaluma, California 94954                               (707)778-8900
   ----------------------------                       -------------------------
  (Address of executive offices)                     (Issuer's telephone number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes [X]    No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes [ ]    No [X]


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEEDING FIVE YEARS:

Indicate by check mark whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan conformed by a court. Yes [ ]   No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 46,306,277 shares issued and outstanding as of May 10, 2004.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]



PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                               SPECTRUM ORGANIC PRODUCTS, INC.
                                       BALANCE SHEETS


                                           ASSETS

                                                                 (Unaudited)
                                                                  March 31,     December 31,
                                                                    2004            2003
                                                                ------------    ------------
Current Assets:
   Cash                                                         $    218,400    $      7,300
   Accounts receivable, net                                        4,395,800       4,163,200
   Inventories, net                                                6,741,800       8,007,200
   Deferred income taxes - current                                   592,900         514,200
   Prepaid expenses and other current assets                         378,800         297,500
                                                                ------------    ------------
Total Current Assets                                              12,327,700      12,989,400

Property and Equipment, net                                        4,631,200       4,338,700

Other Assets:
   Deferred income taxes - long-term                               1,087,700       1,087,700
   Intangible assets, net                                            586,300         586,800
   Other assets                                                      218,300         218,300
                                                                ------------    ------------
Total Assets                                                    $ 18,851,200    $ 19,220,900
                                                                ============    ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Bank overdraft                                               $       --      $    513,800
   Line of credit                                                  5,147,600       4,833,000
   Accounts payable, trade                                         4,725,100       4,168,000
   Accrued expenses                                                  829,500       1,307,700
   Current maturities of term notes payable and capital lease
     obligations                                                     329,100         322,300
   Current maturities of notes payable, related parties              259,500         275,200
   Income taxes payable                                                 --             9,900
                                                                ------------    ------------
Total Current Liabilities                                         11,290,800      11,429,900

Notes payable and capitalized lease obligations, less
  current maturities                                               1,021,700       1,104,200
Notes payable, related parties, less current maturities              499,900         549,200
Deferred rent                                                         47,300          50,700
                                                                ------------    ------------
Total Liabilities                                                 12,859,700      13,134,000
                                                                ------------    ------------
Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, 5,000,000 shares authorized, no shares
        issued or outstanding                                           --              --
   Common stock, no par value, 60,000,000 shares authorized,
        46,296,277 and 46,254,777 issued and outstanding at
        March 31, 2004 and December 31, 2003, respectively         9,593,100       9,579,500
   Accumulated deficit                                            (3,601,600)     (3,492,600)
                                                                ------------    ------------
Total Stockholders' Equity                                         5,991,500       6,086,900
                                                                ------------    ------------
Total Liabilities and Stockholders' Equity                      $ 18,851,200    $ 19,220,900
                                                                ============    ============


          The accompanying notes are an integral part of the financial statements.

                                             2



                         SPECTRUM ORGANIC PRODUCTS, INC.
                            STATEMENTS OF OPERATIONS


                                                             (Unaudited)
                                                         Three Months Ended
                                                      March 31,       March 31,
                                                        2004           2003
                                                    ------------    ------------
Net Sales                                           $ 12,733,100    $ 10,308,600
Cost of Goods Sold                                     9,830,400       7,235,800
                                                    ------------    ------------
Gross Profit                                           2,902,700       3,072,800
                                                    ------------    ------------
Operating Expenses:
   Sales and Marketing                                 1,981,900       1,432,600
   General and Administrative                          1,029,400         897,600
                                                    ------------    ------------
   Total Operating Expenses                            3,011,300       2,330,200
                                                    ------------    ------------
Income (Loss) from Operations                           (108,600)        742,600
                                                    ------------    ------------
Other Income (Expense):
   Interest Expense                                      (74,000)        (70,400)
   Other, net                                              1,000           1,200
                                                    ------------    ------------
Total Other Expenses                                     (73,000)        (69,200)
                                                    ------------    ------------

Income (Loss) Before Taxes                              (181,600)        673,400
Benefit (Provision) for Income Taxes                      72,600         (37,800)
                                                    ------------    ------------
Net Income (Loss)                                   $   (109,000)   $    635,600
                                                    ============    ============

Basic and Fully Diluted Income (Loss) Per Share     $      (0.00)   $       0.01
                                                    ============    ============

Basic Weighted Average Shares Outstanding             46,275,557      45,705,571
                                                    ============    ============

Fully Diluted Weighted Average Shares Outstanding     46,275,557      46,108,429
                                                    ============    ============


                   The accompanying notes are an integral part
                          of the financial statements.

                                       3



                           SPECTRUM ORGANIC PRODUCTS, INC.
                              STATEMENTS OF CASH FLOWS


                                                               (Unaudited)
                                                            Three Months Ended
                                                        March 31,       March 31,
                                                          2004            2003
                                                      ------------    ------------
Cash Flows from Operating Activities:
Net Income (Loss)                                     $   (109,000)   $    635,600
  Adjustments to Reconcile Net Income (Loss) to Net
   Cash Provided by (Used in) Operating Activities:
  Provision for uncollectible receivables                   18,800          21,300
  Provision for inventory obsolescence                      18,700          74,700
  Depreciation and amortization                            148,200         103,700
  Imputed interest on note payable, related party            5,000           4,700

Changes in Assets and Liabilities:
  Accounts receivable                                     (251,400)       (611,500)
  Inventories                                            1,246,700      (2,083,100)
  Other assets                                            (160,000)        (86,000)
  Accounts payable                                         557,100       1,003,400
  Income taxes payable                                      (9,900)       (138,200)
  Other liabilities                                       (481,500)         33,000
                                                      ------------    ------------
Net Cash Provided by (Used in) Operating Activities        982,700      (1,042,400)
                                                      ------------    ------------

Cash Flows from Investing Activities:
  Purchase of property and equipment                      (440,300)       (357,600)
                                                      ------------    ------------
Net Cash Used in Investing Activities                     (440,300)       (357,600)
                                                      ------------    ------------

Cash Flows from Financing Activities:
  Increase (Decrease) in bank overdraft                   (513,800)        165,400
  Proceeds from line of credit                           5,483,300      11,039,300
  Repayment of line of credit                           (5,168,700)     (9,679,100)
  Repayment of notes payable, related parties              (70,100)        (68,000)
  Repayment of term notes payable                          (62,500)        (51,600)
  Repayment of capitalized lease obligations               (13,100)        (11,500)
  Proceeds from exercise of stock options                   13,600            --
                                                      ------------    ------------
Net Cash Provided by (Used in) Financing Activities       (331,300)      1,394,500
                                                      ------------    ------------
Net Increase (Decrease) in Cash                            211,100          (5,500)

Cash, beginning of the year                                  7,300          12,700
                                                      ------------    ------------
Cash, end of the period                               $    218,400    $      7,200
                                                      ============    ============
Supplemental Disclosure of Cash Flow Information:
  Cash paid for income taxes                          $     16,000    $    176,000
  Cash paid for interest                              $     67,700    $     69,800


                     The accompanying notes are an integral part
                            of the financial statements.

                                         4

SPECTRUM ORGANIC PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation:

     These are unaudited interim financial statements and include all adjustments that, in the opinion of Management, are necessary in order to make the financial statements not misleading. The financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include certain disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the statements should be read in conjunction with Spectrum Organic Products, Inc.'s financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004 or future periods.

     Certain reclassifications have been made to the prior year unaudited interim financial statements to be consistent with the presentation at March 31, 2004. These reclassifications had no impact on net income or retained earnings.

2.   Nature of Operations and Business Segments:

     Spectrum Organic Products, Inc. ("Spectrum", the "Registrant" or the "Company") competes primarily in three business segments: natural and organic foods under the Spectrum Naturals(R) brand, essential fatty acid nutritional supplements under the Spectrum Essentials(R) brand, and industrial ingredients for use by other manufacturers sold under the Spectrum Ingredients name. The vast majority of the Company's products are oil-based and the Company has positioned itself as "The Good Fats Company."

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

     Operating data is captured by segment to the gross profit level. However, operating statement data below gross profit and balance sheet data have not been disaggregated and captured by business segment since the information is presently unavailable to the Company's chief operating decision maker. Accordingly, the following segment information is currently captured by the
     Company:

                                              Three Months Ended March 31,
                                          2004             2003       % Change
                                       -----------      -----------      ----
Net Sales:
  Spectrum Naturals(R)                 $ 5,817,600      $ 4,598,100      +27%
  Spectrum Essentials(R)                 2,668,800        2,446,300      + 9%
  Spectrum Ingredients/Other             4,246,700        3,264,200      +30%
                                       -----------      -----------      ----
  Total Net Sales                      $12,733,100      $10,308,600      +24%
                                       ===========      ===========     ====
Gross Profit:
  Spectrum Naturals(R)                 $ 1,404,700      $ 1,353,600      + 4%
  Spectrum Essentials(R)                 1,066,200        1,199,300      -11%
  Spectrum Ingredients/Other               431,800          519,900      -17%
                                       -----------      -----------      ----
  Total Gross Profit                   $ 2,902,700      $ 3,072,800      - 6%
                                       ===========      ===========      ====


3.   Industrial Accident:

     On February 4, 2004 the Company pleaded no contest to two misdemeanor counts of violations under California Labor Code Section 6425 ("CLCS 6425"), violation of a regulation issued by the California Occupational Health and Safety Administration ("CAL-OSHA"), requiring employers to provide, maintain and ensure employees use required confined space equipment. The plea arose in connection with a tragic production accident on April 25, 2002 that resulted in the death of two of the Company's employees. Under the Terms of Settlement and Probation entered into with the plea, the Company will pay a fine under CLCS 6425 of $150,000 in three annual installments of $50,000 each on June 30, 2004, 2005 and 2006. In addition the Company paid $150,000 in restitution to the California District Attorneys Association Workers Safety Training Account to assist in the prosecution of worker safety cases in the State of California. The Company also reimbursed costs of $25,000 each to the Petaluma Police Department, the Petaluma Fire Department and the Sonoma County District Attorney's Office. Finally, an additional fine of $250,000 under CLCS 6425 was suspended conditioned upon the Company's compliance with the terms of court supervised probation for three years. Accordingly, the Company accrued an expense of $375,000 against the year ended December 31, 2003 to cover the net present value of the above payments, plus attorney's fees. Total payments made during the three months ended March 31, 2004 in connection with the plea were $225,000.

     As of March 31, 2004 the Company has a remaining reserve of $286,600 to cover the fine under CLCS 6425, anticipated penalties from CAL-OSHA, appeals filed by the dependants of the two employees with the Workers Compensation Appeals Board of California, and related attorney's fees. CAL-OSHA has completed their investigation of the accident and issued their report and notice of proposed penalties on October 18, 2002. Their report included nine citations for safety violations with total proposed penalties of $137,900. There were no willful citations and the CAL-OSHA report acknowledged that all the safety violations had been 100% abated prior to the report's issuance. The Company has filed a formal appeal with CAL-OSHA in the hopes of reducing the citations and proposed penalties. The workers compensation appeals are for an additional death benefit of $107,500 in total, payable by the Company to the dependents of the deceased workers if the dependents successfully establish that the Company was guilty of serious and willful misconduct by allowing unsafe working conditions to exist. The Company intends to defend itself vigorously and believes it has meritorious defenses. If actually litigated, the workers compensation appeals are an all-or-nothing proposition under which the Company will either be liable for $107,500 or nothing. Based on the advice of counsel, the Company expects the workers compensation appeals to be settled rather than litigated. Management believes the remaining reserve of $286,600 will be adequate to cover the CLCS 6425 fine, the settlement of the CAL-OSHA penalties, the workers compensation appeals and related attorney's fees.

4.   Manufacturing Facility Relocation and Reconfiguration:

     During the first quarter of 2004, the Company began the implementation of its plan to relocate its SpectraVac manufacturing operation from its leased facility at 133 Copeland Street, Petaluma, California to a leased facility located in Cherokee, Iowa managed by American Natural Soy Processors, LLC ("ANS"). The SpectraVac operation utilizes the Company's intellectual property purchased on April 15, 2003 for the benign extraction of oil from vegetable seeds, and is currently used primarily for the production of flax oil.

     The Company is replacing most of the equipment currently used in the SpectraVac operation in Petaluma with new, more efficient equipment in Cherokee and will operate both facilities in parallel prior to shutting down the Petaluma facility. The Company plans to disassemble and relocate most of the Petaluma equipment to Cherokee after the shutdown.

     ANS will provide labor and management services to the Company for the SpectraVac operation in Cherokee under contract. The Company will continue to own the equipment and also intends to enter into other oil seed crushing arrangements with ANS under a strategic alliance.

     During the first quarter, capital spending in Cherokee associated with the Iowa relocation was $317,600. The Company anticipates additional capital spending of approximately $400,000 and moving expenses of approximately $75,000 will be incurred during the third and fourth quarters to complete the relocation to Iowa. Additionally, the Company incurred $47,200 in project management fees and consulting fees associated with the relocation to Iowa, which was included in general and administrative expense.

5.   Inventories:

     Inventories consisted of the following:

                                                   March 31,      December 31,
                                                     2004             2003
                                                  ----------       ----------
     Finished goods                               $5,779,400       $6,853,400
     Raw materials                                   733,200        1,166,100
     Deposits on inventory                           485,600          236,200
                                                  ----------       ----------
     Total Inventories                             6,998,200        8,255,700
     Less: Reserve for obsolete inventory            256,400          248,500
                                                  ----------       ----------
     Net Inventories                              $6,741,800       $8,007,200
                                                  ==========       ==========

     Deposits on inventory primarily represent flaxseed paid for prior to its receipt at the Company's production facility.

6.   Intellectual Property Purchase:

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

     In accordance with the IP Agreement, the Company purchased the intellectual property for $550,000 which was paid in two equal installments on April 30, 2003 and October 7, 2003. As a result, the Company is no longer obligated to pay royalties to Tenere effective April 1, 2003. Royalties paid during the three months ended March 31, 2003 were $50,700.

     In accordance with Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), the Company has determined that the IP Agreement has an indefinite useful life since it represents trade secrets utilized in the manufacture of flax oil and other nutritional oils. Accordingly, there is no periodic amortization expense. The Company evaluates the intangible asset carrying value of $550,000 for impairment in relation to the anticipated future cash flows of its nutritional oils at least annually. No impairment charges have been required to date.

7.   Commitments and Contingencies:

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

     The Company has joined a Joint Defense Group established by attorneys representing several of the defendants in the Complaint. The initial fee to join was a $5,000 retainer, which the Company paid on February 17, 2004. Management believes the Complaint will eventually be shown to be without merit. Accordingly, no provision for loss or future attorney's fees has been recorded at March 31, 2004.

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

     It has always been Management's view that the formula for Spectrum Naturals Organic Margarine(R) fell outside the claims made in the Brandeis University patents. Despite numerous attempts, the Company was unable to convince GFA that its formula for the margarine fell outside the claims of the first patents. Therefore, the Company filed a complaint against GFA for declaratory judgment of non-infringement and invalidity of the two patents on August 28, 2001. The complaint requested a declaratory judgment that the margarine does not infringe either patent, a declaratory judgment that both patents are invalid, that GFA be enjoined from threatening or asserting any action for infringement of either patent, and attorney's fees.

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

     Management believes the Company has meritorious defenses and that a loss is not probable on the patent infringement complaint with regard to the first patents at this time. There is no infringement by the Company of the second patent since the Company immediately ceased the production of the margarine upon notification of the patent's issuance. Accordingly, no provision for loss has been recorded at March 31, 2004.

     Safety Violations and Workers' Compensation Appeals

     In connection with the industrial accident that occurred on April 25, 2002 the Company received nine citations from CAL-OSHA for safety violations with total proposed penalties of $137,900. The Company has filed an appeal with CAL-OSHA in the hopes of reducing the citations and proposed penalties. Also, the estates of the deceased employees have both filed applications to the Workers' Compensation Appeals Board of the State of California for an increased death benefit for serious and willful misconduct by the Company. These two applications are for a total additional death benefit of $107,500 to be paid by the Company, should the estates successfully establish that the Company intentionally and willfully allowed unsafe working conditions to exist. The Company intends to defend itself vigorously and believes it has meritorious defenses. As of March 31, 2004 the Company had a reserve of $286,600 to cover the anticipated settlement of these issues plus attorney's fees and the CLCS 6425 fine.

     Court Supervised Probation

     Also in connection with the industrial accident on April 25, 2002 the Company entered a plea of no contest to two misdemeanor counts of violations under CLCS 6425, violation of a regulation issued by the California Occupational Health and Safety Administration, requiring employers to provide, maintain and ensure employees use required confined space equipment. Under the Terms of Settlement and Probation entered into with the plea, the Company received a suspended fine of $250,000 conditioned upon the Company's compliance with the terms of court supervised probation for three years. The probation terms require that the Company submit to a warrant-less search of its premises during business hours by any local or state law enforcement, safety or health officer; and that the Company shall be of good conduct and obey all laws, particularly those laws relating to worker safety and health. Should the Company fail to honor the probation terms, the suspended fine of $250,000 may be reimposed by the Sonoma County District Attorney.

8.   Stock-based Compensation:

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

     All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with the accounting for such options utilizing the intrinsic value method prescribed in APB 25, there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with SFAS 123, the Company's net income or loss and net income or loss per share for the three month periods ended March 31, 2004 and 2003 would have been adjusted to the pro-forma amounts presented below:
                                                    Three months ended March 31,
                                                        2004           2003
                                                      ---------      ---------
     Net income (loss) as reported                    $(109,000)     $ 635,600
     Less: Total compensation expense under
       fair value method for all stock-based
       awards, net of related tax effects
                                                        (70,300)       (68,000)
                                                      ---------      ---------
     Pro-forma net income (loss)                      $(179,300)     $ 567,600
                                                      =========      =========
     Basic and diluted income (loss) per share:
       As reported                                    $   (0.00)     $    0.01
       Pro-forma                                      $   (0.00)     $    0.01

     The fair value of the option grants for 2004 was estimated on the date of grant utilizing the Black-Scholes option pricing model, with the following assumptions: expected life of five years, risk-free interest rate of 2.0%, no dividend yield and volatility of 95%. The weighted average fair value of the option grants during the first quarter of 2004 was $0.61 per share.

     The fair value of the option grants for 2003 was estimated on the date of grant utilizing the Black-Scholes option pricing model, with the following assumptions: expected life of five years, risk-free interest rate of 2.5%, no dividend yield and volatility of 115%. The weighted average fair value of the option grants during the first quarter of 2003 was $0.25 per share.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

General:

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

Introduction:

Spectrum Organic Products, Inc. ("Spectrum", the "Company", or the "Registrant") competes primarily in three segments: natural and organic foods sold under the Spectrum Naturals(R) brand, nutritional supplements sold under the Spectrum Essentials(R) brand, and industrial ingredients sold by the Spectrum Ingredients sales force for use by other manufacturers. The vast majority of the Company's products are oil-based and the Company has positioned itself as "The Good Fats Company."

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

The Company believes the following are the more significant judgments and estimates used in the preparation of its financial statements:

Accounts Receivable Allowances - The Company provides allowances against accounts receivable for estimated bad debts, returns and deductions by customers for trade promotions and programs. These allowances are based upon the Company's historical experience with bad debt write-offs and customer deductions, customer creditworthiness, payment trends and general economic conditions. Allowances for bad debts and customer deductions were $468,800 at March 31, 2004 on gross trade accounts receivable of $4,862,000. While this estimate is one of the more significant estimates the Company makes in the preparation of its financial statements, Management does not consider it to be highly uncertain.

Inventory Reserves - The Company establishes reserves for obsolete, excess and slow-moving inventories in order to properly value its inventory at the lower of cost or market. The reserve estimates are based upon historical inventory usage, spoilage, current market conditions, and anticipated future demand. Reserves for obsolete inventories were $256,400 at March 31, 2004 on total gross inventories of $6,998,200. While this estimate is one of the more significant estimates the Company makes in the preparation of its financial statements, Management does not consider it to be highly uncertain.

Industrial Accident Reserve - During the fourth quarter of 2003 the Company accrued an expense of $375,000 to record the Terms of Settlement and Probation (the "Settlement") entered into on February 4, 2004 with the Sonoma County District Attorney's Office with regards to an industrial accident that occurred on April 25, 2002 (see Note 3 to the financial statements). As of March 31, 2004 the industrial accident reserve was $286,600. In addition to covering the Settlement, the reserve also covers the estimated settlement of citations and fines from CAL-OSHA, applications to the Workers' Compensation Appeals Board of the State of California for serious and willful misconduct penalties to be levied against the Company, and attorney's fees. This reserve is somewhat uncertain because the CAL-OSHA proposed fines of $137,900 have been appealed and the applications to the Workers' Compensation Appeals Board for serious and willful misconduct penalties, if litigated, are an all-or-nothing proposition under which the Company will either be liable for $107,500 in total or nothing. The Company does not anticipate that the Workers' Compensation Appeals will be litigated, based upon the advice of its attorneys, however expenses in excess of the reserve could be incurred if the Worker's Compensation Appeals are litigated.

Deferred Tax Asset Valuation Allowance - As of December 31, 2003 the Company had net deferred tax assets of $1,601,900 primarily resulting from net operating loss carryforwards ("NOLs"), which consisted of $4,431,000 of Federal NOLs that expire at various times through 2020, and $3,150,000 of state NOLs that expire at various times through 2010. The majority of the NOLs originated from the pre-merger operations of OFPI. As a result of OFPI's acquisition by SNI, OFPI experienced an ownership change in excess of 50% for federal and state income tax purposes. Therefore, an annual limitation is placed by the taxing authorities on the Company's right to realize the benefit of the pre-merger NOLs. Management eliminated the deferred tax asset valuation reserve that had been maintained since the 1999 merger as of December 31, 2003. The Company has reported taxable income to the various taxing authorities for 2001 and 2002 and will do so again for 2003. The reserve was reversed because Management believes that it is more likely than not that the Company will continue to report sufficient taxable income in the foreseeable future, allowing utilization of 100% of its deferred tax assets. Management will continue to evaluate the Company's deferred tax assets in the future to determine whether a deferred tax asset reserve should be reinstated at some future point.


--------------------------------------------------------------------------------
Results of Operations for the Three Month Periods Ending March 31, 2004 and March 31, 2003
--------------------------------------------------------------------------------

Summary Discussion:

In general, the Company continued to grow its business at a brisk rate during the first quarter of 2004. Overall net sales growth was 24% as the Company continued to benefit from increased consumer awareness of the importance of healthy oils to overall health and nutrition. Additionally, small and medium sized food manufacturers continued their push to eliminate partially hydrogenated oils from their products which drove the Spectrum Ingredients industrial sales to record levels.

The Company reported a net loss for the quarter, which was primarily attributable to margin pressure on the Company's consumer product lines as a result of increased raw material costs for certain key organic raw materials such as olive oil, canola oil and flaxseed. The increased raw material costs were primarily associated with increased demand and an organic commodity cycle that is currently at a high point. Indeed, the Trade News Service "Edible Fats and Oils Index" has almost doubled over the past two years from an index of 81 to 156, with a base index of 100 established in 1976. The Company has increased its selling prices in certain culinary oil product lines effective April 1, 2004 in order to pass on some of these increased costs to consumers.

Also contributing to the operating loss for the first quarter was increased spending behind several new sales and marketing initiatives in 2004. In particular, there was heavy spending to launch the Company's new advertising campaign, as well as a new Company logo, a completely redesigned website and an increased presence at industry trade shows and events.

Management believes that Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") is an important measure of the Company's operating performance. Management incentive compensation is earned, in part, based on the achievement of EBITDA targets that are established and approved by the Company's Board of Directors prior to the beginning of the year. For the three months ended March 31, 2004 EBITDA was $40,600 compared to $847,500 for the prior year, a decrease of $806,900 or 95%. The reduced performance in 2004 is discussed in detail below, but was primarily attributable to decreased gross profit and increased operating expenses.

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



The Company's calculations to arrive at EBITDA are detailed in the following table:

                                                             Three Months
                                                            Ended March 31,
                                                           2004         2003
                                                        ---------    ---------
Net income (loss)                                       $(109,000)   $ 635,600
Add back: Provision (benefit) for income taxes            (72,600)      37,800
          Interest expense                                 74,000       70,400
          Depreciation and amortization                   148,200      103,700
                                                        ---------    ---------
EBITDA                                                  $  40,600    $ 847,500
                                                        =========    =========

The following is Managements' discussion and analysis of the significant line items within the financial statements and the reasons behind the trends and variances versus the prior year.

Revenues:

Spectrum's net sales for the three months ended March 31, 2004 were $12,733,100 compared to $10,308,600 for 2003, an increase of $2,424,500 or 24%. The increase is detailed by segment in the following table:
                                                    Three Months Ended March 31,
                                                   2004           2003      % Change
                                                -----------   -----------     ----
Spectrum Naturals(R)Culinary Products           $ 5,817,600   $ 4,598,100     +27%
Spectrum Essentials(R)Nutritional Supplements     2,668,800     2,446,300     + 9%
Spectrum Ingredients/Other                        4,246,700     3,264,200     +30%
                                                -----------   -----------     ----
  Total Net Sales                               $12,733,100   $10,308,600     +24%
                                                ===========   ===========     ====

Within the Spectrum Naturals(R) culinary products, sales were significantly higher than prior year in packaged oils (+39%), food service oils (+31%) and packaged mayonnaise (+17%). The Company's culinary oils continued to benefit from increased consumer awareness of the importance of healthy fats in one's diet. The Company implemented price increases on certain culinary products effective April 1, 2004 and first quarter sales were also impacted by certain customers buying forward in advance of the price increases.

Spectrum Essentials(R) nutritional supplement sales increased 9% versus the prior year, primarily on the strength of increased sales of encapsulated products (+27%) and dry flaxseed products (+67%). Packaged liquid supplements, which encompass the majority of the Spectrum Essentials(R) line, increased by 3% versus the prior year.

The Spectrum Ingredients sales were up 30% versus the prior year on the strength of increased customer demand for trans fat free oils. Many small and mid-sized food manufacturers are eliminating partially hydrogenated oils from their products, which lends itself directly to the Spectrum Ingredients product offerings.

Cost of Goods Sold:

The Company's cost of goods sold for the three months ended March 31, 2004 was $9,830,400 versus $7,235,800 for the prior year, an increase of 36%. The increase was primarily volume-related with respect to the Spectrum Ingredients segment and both volume and rate driven in the Spectrum Naturals(R) and Spectrum
Essentials(R) segments, as detailed in the following table:

                                       15

                                                 Three Months Ended March 31,
                                                   2004         2003    % Change
                                                ----------   ----------   ----

Spectrum Naturals(R)Culinary Products           $4,412,900   $3,244,500   +36%
Spectrum Essentials(R)Nutritional Supplements    1,602,600    1,247,000   +29%
Spectrum Ingredients/Other                       3,814,900    2,744,300   +39%
                                                ----------   ----------   ----
  Total Cost of Goods Sold                      $9,830,400   $7,235,800   +36%
                                                ==========   ==========   ====

Cost of goods sold as a percent of net sales increased to 77.2% in 2004 versus 70.2% in 2003. The increase was due to increased raw material costs in most of the Company's consumer packaged product lines and an unfavorable sales mix that featured a higher concentration of Spectrum Ingredients products, the Company's lowest margin items. Raw material costs were higher in the Company's Spectrum Essentials(R) products as the remaining high cost flaxseed purchased from China in 2003 worked its way through the production facility. Imported olive oil from Europe was sharply higher than the prior year as a result of the dollar's weakness versus the euro, which drove the cost of the Spectrum Naturals(R) packaged olive oils up. Finally, organic canola oil, a key raw material in many of the culinary products, was also higher as a result of increased demand and the dollar's weakness versus the Canadian dollar.

Gross Profit:

Gross profit for the three months ended March 31, 2004 was $2,902,700 versus $3,072,800 for the prior year, a decrease of 6%. The decrease was primarily attributable to the raw material cost increases described above, partially offset by significant volume increases in all three segments, as detailed in the following table:
                                                 Three Months Ended March 31,
                                                   2004         2003    % Change
                                                   ----         ----      ----

Spectrum Naturals(R)Culinary Products           $1,404,700   $1,353,600   + 4%
Spectrum Essentials(R)Nutritional Supplements    1,066,200    1,199,300   -11%
Spectrum Ingredients/Other                         431,800      519,900   -17%
                                                ----------   ----------   ----
  Total Gross Profit                            $2,902,700   $3,072,800   - 6%
                                                ==========   ==========   ====

Gross profit as a percent of net sales (gross margin) was 22.8% for 2004 versus 29.8% for 2003, primarily as a result of the increased raw material costs in the Company's consumer packaged product lines and the unfavorable sales mix.

Sales and Marketing Expenses:

The Company's sales and marketing expenses for the three months ended March 31, 2004 were $1,981,900 or 15.6% of net sales, versus $1,432,600 or 13.9% of net sales for the prior year. The increase in spending of $549,300 is detailed in the following table which reconciles sales and marketing spending for the first quarter of 2004 versus 2003, and discloses the significant variances by spending category:

     Total sales and marketing expenses, first quarter 2003      $ 1,432,600
        Increased advertising                                        246,900
        Increased compensation and benefits                           96,800
        Increased broker commissions                                  96,700
        Increased spending on trade shows                             65,200
        Increased spending on website                                 37,200
        All other, net                                                 6,500
                                                                 -----------
     Total sales and marketing expenses, first quarter 2004      $ 1,981,900
                                                                 ===========

The increased advertising spending was related to the launch of the new "I am Spectrum" campaign for 2004. The increased compensation and benefits was primarily associated with increased staffing of three positions in the Marketing Department. The increased broker commissions were related to the increased sales of the branded consumer product lines. The increased trade show spending was primarily associated with the Natural Products Expo show held in Anaheim in March at which the Company maintained a higher profile than prior years. The increased spending on the website was primarily associated with the complete redesign and repopulation of the website data.

General and Administrative Expenses:

The Company's general and administrative expenses for the three months ended March 31, 2004 were $1,029,400 or 8.1% of net sales, versus $897,600 or 8.7% of net sales for the prior year. The increase in spending of $131,800 is detailed in the following table which reconciles general and administrative spending for the first quarter of 2004 versus 2003, and discloses significant variances by spending category:

     Total general and administrative expenses, first quarter 2003  $   897,600
       Iowa relocation expenses                                          47,200
       Increased professional fees                                       39,400
       Increased insurance costs                                         15,000
       All other, net                                                    30,200
                                                                    -----------
     Total general and administrative expenses, first
     quarter 2004                                                   $ 1,029,400
                                                                    ===========

The Iowa relocation expenses were primarily associated with project management and consulting in conjunction with the Company's upcoming relocation of its manufacturing facility to Cherokee, Iowa. The increased professional fees were primarily associated with increased legal and tax consulting services. The increased insurance costs were primarily associated with higher premiums for property and liability insurance in 2004.

Interest Expense:

The Company's interest expense for the three months ended March 31, 2004 was $74,000 versus $70,400 for the prior year. The increase of $3,600 or 5% is detailed in the following table which reconciles interest expense for the first quarter of 2004 versus 2003, and discloses the significant variances by type of debt:

      Total interest expense, first quarter 2003                    $ 70,400
         Increased interest on bank term notes payable                 9,100
         Decreased interest on revolving line of credit               (7,100)
         All other, net                                                1,600
                                                                    --------
      Total interest expense, first quarter 2004                    $ 74,000
                                                                    ========

The increased interest on the bank term notes payable was the result of the refinancing of the Company's variable-rate term debt effective July 11, 2003 with the change in primary lenders to Comerica Bank. The decreased interest on the revolving line of credit was due to the lower rates available to the Company under the Comerica relationship, partially offset by higher average borrowings in 2004 to support the increased level of operations. The Company's weighted average effective interest rate under the line of credit was 3.5% in 2004 versus 5.5% in 2003.

Provision for Income Taxes:

The Company recorded a net benefit for income taxes of $72,600 for the three months ended March 31, 2004 versus a provision for state income taxes of $37,800 for the prior year. The benefit for 2004 was estimated at 40% of the Company's loss before income taxes.

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

Liquidity and Capital Resources:

On July 11, 2003 the Company entered into a new Credit Facility with Comerica Bank ("Comerica") that expires on June 30, 2005 unless renewed earlier. The new Credit Facility includes a revolving line of credit up to a maximum of $7,000,000, a term loan for $1,250,000 and a capital expenditure term loan of $1,000,000. The new Credit Facility is secured by substantially all assets of the Company and enables the Company to borrow below prime, using a LIBOR rate option.

The new Credit Facility with Comerica has substantially enhanced the Company's available borrowing capacity as a result of refinancing the previously existing term debt and more liberal definitions of eligible inventory to secure the borrowing base under the revolving line of credit.

The Company could not operate its business without the Credit Facility with Comerica or one similar to it. The Credit Facility calls for continued satisfaction of various financial covenants for 2004 and beyond related to profitability levels, debt service coverage, and the ratio of total liabilities to tangible net worth. As of March 31, 2004 the Company was in technical default of the minimum profitability level financial covenant due to the net loss incurred during the first quarter. Comerica has granted the Company a waiver of this technical default.

At March 31, 2004 the Company had working capital of $1,036,900 which reflected an improvement of $152,500 versus the prior year. The increase was primarily attributable to higher accounts receivable as a result of the double-digit sales growth and the reinstatement of $514,200 of net short-term deferred tax assets, partially offset by increased levels of trade payables and borrowings outstanding under the line of credit to finance the higher levels of operations in general.

During 2004 the Company generated $982,700 in cash from operating activities, compared to using $1,042,400 in cash in 2003. The cash generated in 2004 was primarily due to reductions in inventory levels as the Company no longer needed to hold significant quantities of flaxseed in inventory prior to production, and reduced safety stocks in general. Partially offsetting the cash generated from the reduced inventory levels was the operating loss in 2004. The cash used in 2003 was primarily associated with increased inventory levels of flaxseed and finished goods in anticipation of relocating the Company's bottling equipment in July 2003.

Cash used in investing activities was $440,300 in 2004 compared to $357,600 in 2003. In 2004 the cash was primarily invested in the new production facility in Iowa. In 2003 the cash was invested by the Company in machinery and equipment, primarily for a new rotary labeler and six used expeller presses, which were subsequently installed in the new Iowa facility.

Cash used in financing activities was $331,300 in 2004 compared to cash provided of $1,394,500 in 2003. The cash used in 2004 was primarily for payments against long-term debt. The cash provided in 2003 was primarily increased borrowing under the revolving line of credit to finance the equipment purchases and the cash used for operating activities.

Management believes that future cash flows from operations and available borrowing capacity under the revolving line of credit should provide adequate funds to meet the Company's estimated cash requirements for the foreseeable future. Available borrowing capacity under the revolving line of credit was $1,852,400 and $1,908,500 at March 31, 2004 and 2003, respectively.

The Company does not utilize off-balance sheet financing arrangements. There were no transactions with special purpose entities that give the Company access to assets or additional financing or carry debt that is secured by the Company.

Related Party Transactions and Other Relationships:

There was one significant transaction with a related party during the three months ended March 31, 2004. The Company paid consulting fees of $24,800, plus expenses incurred, to Running Stream Food and Beverage, Inc. ("RSFB"). RSFB provides private label consulting and management services to the Company and is owned and operated by John R. Battendieri, a non-executive Director of the Company until his resignation from the Board of Directors effective April 1, 2004 (see Item 5 - Other Information in this report). In the opinion of Management, the consulting fees paid to RSFB were fair, reasonable and consistent with terms the Company could have obtained from an unaffiliated third party.

Mr. Thomas Simone is one of the Company's external Directors and also sits on the Board of United Natural Foods, Inc. ("UNFI"). UNFI is the Company's largest customer, representing approximately 36% of the Company's net sales for the year ended December 31, 2003.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

The Company does not hold market risk sensitive trading instruments, nor does it use financial instruments for trading purposes. All sales, operating items and balance sheet data are denominated in U.S. dollars, therefore, the Company has no foreign currency exchange rate risk. The book value of all financial instruments approximates fair value. For trade accounts receivable and trade accounts payable, the book value approximates fair value due to the short-term maturity of these items. The Company's interest-bearing term notes payable and capital lease obligations approximate fair value based on rates currently available for debt with similar terms and maturities. The fair value of the line of credit approximates book value because the interest rate fluctuates with changes in the LIBOR or prime rate.


Throughout the course of its fiscal year, the Company utilizes a variable interest rate line of credit at various borrowing levels. For the three months ended March 31, 2004 the average outstanding balance under the line of credit was $4,746,500 with a weighted average effective interest rate of 3.5% per annum. For the three months ended March 31, 2003 the average outstanding balance under the line of credit was $3,614,000 with a weighted average effective interest rate of 5.5% per annum. Effective July 11, 2003 the line of credit agreement called for the interest rate to float at the prime rate or LIBOR plus
2.25%, at the Company's option.

Certain other debt items are also sensitive to changes in interest rates. The following table summarizes estimated fair values, future principal payments and related weighted average interest rates by expected maturity date for long-term debt, excluding capital leases ($ thousands):

                                                    Expected Future Principal Payments
                                                        (Years Ended December 31)

                                                                                                              Fair
                                2004       2005       2006       2007       2008       2011        Total      Value
                                ----       ----       ----       ----       ----       ----        -----      ------
Long Term Debt:
Fixed Rate                    $205.1     $228.2     $ 15.6        --         --         --      $  448.9     $  448.9
  Avg. Int. Rate                 9.3%       9.2%       9.0%       --         --         --           9.2%
Variable Rate                 $218.2     $311.3     $311.3      $311.3     $155.6       --      $1,307.7     $1,307.7
  Avg. Int. Rate                Var.       Var.       Var.       Var.       Var.        --          Var.
Imputed Rate                     --         --         --         --         --      $513.3     $  513.3     $  310.4
  Avg. Int. Rate                 --         --         --         --         --         6.5%         6.5%

The fair value of all long-term debt is equal to the sum of the expected future principal payments with the exception of the non-interest bearing note payable due in one lump sum of $513,300 on December 31, 2011. Interest has been imputed on the note at an effective rate of 6.5% per annum, leaving a fair value at March 31, 2004 of $310,400.

In the ordinary course of its business the Company enters into commitments to purchase raw materials over a period of time, generally six months to one year, at contracted prices. At March 31, 2004 these future commitments approximated fair value because they were not at prices in excess of current market, nor in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

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

                                       20

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

There were no material changes in the Company's internal control system during the three months ended March 31, 2004. Management is not aware of any significant deficiencies in the design or operation of internal controls.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Industrial Accident

On February 4, 2004 the Company pleaded no contest to two misdemeanor counts of violations under CLCS 6425, violation of a regulation issued by the California Occupational Health and Safety Administration ("CAL-OSHA"), requiring employers to provide, maintain and ensure employees use required confined space equipment. The plea arose in connection with a tragic production accident on April 25, 2002 that resulted in the death of two of the Company's employees. Under the Terms of Settlement and Probation entered into with the plea, the Company will pay a fine of $150,000 in three annual installments of $50,000 each on June 30, 2004, 2005 and 2006. In addition the Company paid $150,000 in restitution to the California District Attorneys Association Workers Safety Training Account to assist in the prosecution of worker safety cases in the State of California. The Company also reimbursed costs of $25,000 each to the Petaluma Police Department, the Petaluma Fire Dept. and the Sonoma County District Attorney's Office. Finally, an additional fine of $250,000 under CLCS 6425 was suspended conditioned upon the Company's compliance with the terms of court supervised probation for three years. Accordingly, the Company accrued an expense of $375,000 against the year ended December 31, 2003 to cover the net present value of the above payments, plus estimated attorney's fees to reach agreement on the plea with the District Attorney's Office. Total payments made in connection with the plea during the three months ended March 31, 2004 were $225,000.

At March 31, 2004 the remaining outstanding issues in connection with the industrial accident were the CAL-OSHA proposed penalties of $137,900 which have been appealed by the Company, and appeals filed by the estates of the two employees with the Workers Compensation Appeals Board of California for serious and willful misconduct penalties of $107,500 in total. The Company intends to defend itself vigorously and believes it has meritorious defenses, since the CAL-OSHA citations did not include any willful penalties. It actually litigated, the workers compensation appeals are an all-or-nothing proposition under which the Company will either be liable for $107,500 or nothing. Based on the advice of counsel, the Company expects the workers compensation appeals to be settled rather than litigated. The Company had a reserve of $286,600 at March 31, 2004 to cover the anticipated settlement of these outstanding issues plus attorney's fees and the CLCS 6425 fine, which Management believes will be adequate.

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

The Company has joined a Joint Defense Group established by attorneys representing several of the defendants in the Complaint. The initial fee to join was a $5,000 retainer, which the Company paid on February 17, 2004. Management believes the Complaint will eventually be shown to be without merit. Accordingly, no provision for loss or future attorney's fees has been recorded at March 31, 2004.

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

It has always been Management's view that the formula for Spectrum Naturals Organic Margarine(R) fell outside the claims made in the Brandeis University patents. Despite numerous attempts, the Company was unable to convince GFA that its formula for the margarine fell outside the claims of the first patents. Therefore, the Company filed a complaint against GFA for declaratory judgment of non-infringement and invalidity of the two patents on August 28, 2001. The complaint requested a declaratory judgment that the margarine does not infringe either patent, a declaratory judgment that both patents are invalid, that GFA be enjoined from threatening or asserting any action for infringement of either patent, and attorney's fees.

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

Management believes the Company has meritorious defenses and that a loss is not probable on the patent infringement complaint with regard to the first patents at this time. There is no infringement by the Company of the second patent since the Company immediately ceased the production of the margarine upon notification of the patent's issuance. Accordingly, no provision for loss has been recorded at March 31, 2004.


Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

During the three months ended March 31, 2004 the Company issued 41,500 shares of its common stock for the exercise of incentive stock options. Total proceeds received by the Company were $13,600 which were applied against the outstanding borrowings under the Company's line of credit.

The Company has not in the past nor does it intend to pay cash dividends on its common stock in the future. The Company intends to retain earnings, if any, for use in the operation and expansion of its business.


Item 3.  Defaults Upon Senior Securities
----------------------------------------

As of March 31, 2004 the Company was in technical default of one of the financial covenants called for under the Credit Agreement with Comerica. That covenant called for minimum quarterly net income of not less than one dollar. Due to the net loss incurred for the first quarter, the Company was in technical default of that covenant as of March 31, 2004.

As a result of the technical default, Comerica has certain rights under the Credit Agreement including the right to raise the interest rates on the Company's indebtedness to Comerica by 3% per annum. Comerica has granted the Company a waiver of its rights as a result of this covenant violation.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

An annual meeting of shareholders was held on April 29, 2004 at the Company's headquarters in Petaluma, California. A definitive Proxy Statement was filed with the SEC on April 1, 2004 and is incorporated herein by reference.

There were four matters brought before the shareholders for their approval:

     1.   To elect six Director Nominees to another term.

     2. To amend the Company's Amended and Restated Articles of Incorporation to increase the number of common shares authorized for issuance from 60,000,000 to 100,000,000 and to increase the number of preferred shares authorized for issuance from 5,000,000 to 10,000,000.

     3. To amend the Company's Amended and Restated Articles of Incorporation to effect a reverse stock split at one of two ratios, to be selected by the Board of Directors, in order to reduce the aggregate number of shares of common stock outstanding:



               A)   One new share for each five currently held
               B)   One new share for each ten currently held

     4. To ratify the appointment of Grant Thornton, LLP as the Company's independent certified public accountants for the current fiscal year.

All four matters were approved by the shareholders. The following table summarizes the results of the voting:

                                                              For            Against       Abstain           Total Votes
                                                          ----------        ---------       ------            ---------
1. Election of Director Nominees:
     Jethren P. Phillips                                  38,260,679        1,517,976       12,000            39,790,655
     Neil G. Blomquist                                    38,260,679        1,517,976       12,000            39,790,655
     Phillip L. Moore                                     38,264,081        1,514,574       12,000            39,790,655
     Charles A. Lynch                                     38,260,679        1,517,976       12,000            39,790,655
     Thomas B. Simone                                     38,260,679        1,517,976       12,000            39,790,655
     Conrad W. Hewitt                                     38,260,679        1,517,976       12,000            39,790,655

2. Increase Shares Authorized for Issuance                32,861,288        1,537,900         --              34,399,188

3. Reverse Stock Split:
   A) one-for-five                                        38,252,255        1,538,400         --              39,790,655
   B) one-for-ten                                         38,253,255        1,537,400         --              39,790,655

4. Ratification of Grant Thornton, LLP                    39,778,655           12,000         --              39,790,655

Mr. John R. Battendieri was included in the definitive Proxy Statement as a Director Nominee, however, Mr. Battendieri elected to resign from the Company's
Board of Directors effective April 1, 2004.


Item 5.  Other Information
--------------------------

Effective April 1, 2004 Mr. John R. Battendieri resigned as a non-executive
Director of the Company's Board of Directors. Mr. Battendieri's decision to resign was not the result of any disagreement between himself and the Company or the Company's other Board members. Mr. Battendieri has also served the Company as a consultant for the past two years, managing the Company's private label product offerings. As a result, Mr. Battendieri does not meet the requirements of the Securities and Exchange Commission as an independent director, and would be required to meet a three year "cooling off" period, during which time he could not be compensated in any way by the Company beyond board fees. The
Company intends to upgrade its stock listing to an AMEX or NASDAQ small-cap listing as soon as it meets the requirements for such. An independent Board of Directors is required by both exchanges and Mr. Battendieri's resignation will assist the Company toward meeting that requirement.

                                       25

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:

     31.05 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.06 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.05 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.06 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K during the quarter ended March 31, 2004:

     The Company filed a Current Report on Form 8-K on February 5, 2004 disclosing the Settlement and Terms of Probation reached with the Sonoma County District Attorney's Office on February 4, 2004 in connection with the industrial accident that occurred on April 25, 2002.

     The Company filed a Current Report on Form 8-K on March 2, 2004 disclosing the Company's final audited financial position and results of operations as of and for the year ended December 31, 2003.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2004                          SPECTRUM ORGANIC PRODUCTS, INC.

                                            By:  /s/  Robert B. Fowles
                                               --------------------------------
                                                      Robert B. Fowles
                                                      Duly Authorized Officer &
                                                      Chief Financial Officer