Form 10-Q
period 2004-06-30
SPECTRUM ORGANIC PRODUCTS INC
filed 2004-08-10
CIK 1034992

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ________________


                          Commission File No. 333-22997

                         SPECTRUM ORGANIC PRODUCTS, INC.
         --------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

      California                                           94-3076294
 ----------------------                          ------------------------------
(State of incorporation)                        (I.R.S. Employer Identification
                                                            Number)

5341 Old Redwood Highway, Suite 400
Petaluma, California 94954                               (707)778-8900
-----------------------------------                   ------------------------
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

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).   Yes [   ]   No [ X ]


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 46,386,943 shares issued and outstanding as of August 2, 2004.

Transitional Small Business Disclosure Format:  Yes [   ]   No [ X ]

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
-----------------------------
                                          SPECTRUM ORGANIC PRODUCTS, INC.
                                                 BALANCE SHEETS

                                                     ASSETS
                                                                       (Unaudited)
                                                                         June 30,               December 31,
                                                                           2004                     2003
                                                                       -------------            ------------
Current Assets:
   Cash                                                                 $      4,500            $      7,300
   Accounts receivable, net                                                4,272,400               4,163,200
   Inventories, net                                                        8,832,800               8,007,200
   Deferred income taxes - current                                           764,300                 514,200
   Prepaid expenses and other current assets                                 499,100                 297,500
                                                                        ------------            ------------
Total Current Assets                                                      14,373,100              12,989,400

Property and Equipment, net                                                4,819,600               4,338,700

Other Assets:
   Deferred income taxes - long-term                                         797,000               1,087,700
   Intangible assets, net                                                    585,800                 586,800
   Other assets                                                              231,200                 218,300
                                                                        ------------            ------------
Total Assets                                                            $ 20,806,700            $ 19,220,900
                                                                        ============            ============


                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Bank overdraft                                                       $     21,700            $    513,800
   Line of credit                                                          6,033,000               4,833,000
   Accounts payable, trade                                                 5,357,300               4,168,000
   Accrued expenses                                                          718,300               1,307,700
   Current maturities of term notes payable and capital lease
     obligations                                                             364,600                 322,300
   Current maturities of notes payable, related parties                      252,100                 275,200
   Income taxes payable                                                         --                     9,900
                                                                        ------------            ------------
Total Current Liabilities                                                 12,747,000              11,429,900

Notes payable and capitalized lease obligations, less
  current maturities                                                       1,372,100               1,104,200
Notes payable, related parties, less current maturities                      441,600                 549,200
Deferred rent                                                                 43,800                  50,700
                                                                        ------------            ------------
Total Liabilities                                                         14,604,500              13,134,000
                                                                        ------------            ------------
Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, 5,000,000 shares authorized,
       no shares issued or outstanding                                          --                      --
   Common stock, no par value, 60,000,000 shares
       authorized, 46,386,943 and 46,254,777 issued
       and outstanding at June 30, 2004 and
       December 31, 2003, respectively                                     9,625,400               9,579,500
   Accumulated deficit                                                    (3,423,200)             (3,492,600)
                                                                        ------------            ------------
Total Stockholders' Equity                                                 6,202,200               6,086,900
                                                                        ------------            ------------
Total Liabilities and Stockholders' Equity                              $ 20,806,700            $ 19,220,900
                                                                        ============            ============


                         The accompanying notes are an integral part of the financial statements.




                                               SPECTRUM ORGANIC PRODUCTS, INC.
                                                  STATEMENTS OF OPERATIONS


                                                     (Unaudited)                             (Unaudited)
                                                  Three Months Ended                       Six Months Ended
                                              June 30,            June 30,            June 30,             June 30,
                                                2004                2003                2004                2003
                                            ------------        ------------        ------------        ------------

Net Sales                                   $ 12,811,400        $ 11,380,800        $ 25,544,500        $ 21,689,400

Cost of Goods Sold                             9,851,900           8,414,900          19,682,300          15,650,700
                                            ------------        ------------        ------------        ------------
Gross Profit                                   2,959,500           2,965,900           5,862,200           6,038,700
                                            ------------        ------------        ------------        ------------
Operating Expenses:

   Sales and Marketing                         1,722,900           1,632,100           3,704,800           3,064,800

   General and Administrative                    874,400             917,700           1,903,800           1,815,300
                                            ------------        ------------        ------------        ------------
Total Operating Expenses                       2,597,300           2,549,800           5,608,600           4,880,100
                                            ------------        ------------        ------------        ------------

Income from Operations                           362,200             416,100             253,600           1,158,600
                                            ------------        ------------        ------------        ------------
Other Income (Expense):

   Interest Expense                              (77,800)            (82,700)           (151,800)           (153,100)
   Other                                          12,900               9,300              13,900              10,500
                                            ------------        ------------        ------------        ------------
Total Other Expenses                             (64,900)            (73,400)           (137,900)           (142,600)
                                            ------------        ------------        ------------        ------------

Income Before Income Taxes                       297,300             342,700             115,700           1,016,000

Provision for Income Taxes                      (118,900)            (26,500)            (46,300)            (64,300)
                                            ------------        ------------        ------------        ------------
Net Income                                  $    178,400        $    316,200        $     69,400        $    951,700
                                            ============        ============        ============        ============


Basic and Fully Diluted Income Per Share    $       0.00        $       0.01        $       0.00        $       0.02
                                            ============        ============        ============        ============


Weighted Average Shares Outstanding           46,321,295          45,705,571          46,298,426          45,705,571
                                            ============        ============        ============        ============


Fully Diluted Average Shares Outstanding      48,464,066          46,023,029          48,739,211          46,059,234
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



                                   SPECTRUM ORGANIC PRODUCTS, INC.
                                      STATEMENTS OF CASH FLOWS


                                                                             (Unaudited)
                                                                          Six Months Ended
                                                                  June 30,                 June 30,
                                                                   2004                      2003
                                                               ------------               ------------
Cash Flows from Operating Activities:
Net Income                                                     $     69,400               $    951,700
  Adjustments to Reconcile Net Income to Net
   Cash used in Operating Activities:
  Provision for uncollectible receivables                            20,000                     36,700
  Provision for inventory obsolescence                              105,600                     74,700
  Depreciation and amortization                                     302,200                    211,200
  Imputed interest on note payable, related party                    10,100                      9,400

Changes in Assets and Liabilities:
  Accounts receivable                                              (129,200)                  (876,100)
  Inventories                                                      (931,200)                (3,398,600)
  Other assets                                                     (173,900)                   (80,200)
  Accounts payable                                                1,189,300                  2,948,600
  Accrued expenses and other liabilities                           (606,100)                  (186,100)
                                                               ------------               ------------
Net Cash Used in Operating Activities                              (143,800)                  (308,700)
                                                               ------------               ------------

Cash Flows from Investing Activities:
  Purchase of property and equipment                               (782,200)                  (915,000)
  Purchase of intellectual property                                    --                     (275,000)
                                                               ------------               ------------
Net Cash Used in Investing Activities                              (782,200)                (1,190,000)
                                                               ------------               ------------

Cash Flows from Financing Activities:
  Decrease in bank overdraft                                       (492,100)                  (152,100)
  Proceeds from line of credit                                   11,198,100                 22,676,600
  Repayment of line of credit                                    (9,998,100)               (20,754,600)
  Proceeds from note payable                                        460,000                       --
  Repayment of bank term notes payable                             (140,800)                  (103,100)
  Repayment of capitalized lease obligations                        (24,800)                   (24,600)
  Repayment of notes payable, related parties                      (125,000)                  (136,500)
  Proceeds from exercise of stock options                            45,900                       --
                                                               ------------               ------------
Net Cash Provided by Financing Activities                           923,200                  1,505,700
                                                               ------------               ------------
Net Increase (Decrease) in Cash                                      (2,800)                     7,000

Cash, beginning of the year                                           7,300                      1,000
                                                               ------------               ------------
Cash, end of the period                                        $      4,500               $      8,000
                                                               ============               ============

Supplemental Disclosure of Cash Flow Information:
  Cash paid for income taxes                                   $     16,000               $    266,000
  Cash paid for interest                                       $    144,500               $    156,300

Non-Cash Financing Activities:
  Purchase of intellectual property with debt                  $       --                 $    275,000


                                    The accompanying notes are an integral part
                                           of the financial statements.

                                                        4

SPECTRUM ORGANIC PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation:

     These are unaudited interim financial statements and include all adjustments that, in the opinion of Management, are necessary in order to make the financial statements not misleading. The financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include certain disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the statements should be read in conjunction with Spectrum Organic Products, Inc.'s financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Operating results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004 or future periods.

     Certain reclassifications have been made to the prior year unaudited interim financial statements to be consistent with the presentation at June 30, 2004. These reclassifications had no impact on net income or retained earnings.

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

     Operating data is captured by segment to the gross profit level. However, operating statement data below gross profit and balance sheet data have not been disaggregated and captured by business segment since the information is presently unavailable to the Company's chief operating decision maker. Accordingly, the following segment information is currently captured by the
     Company:



                                                         Three Months Ended June 30,
                                            2004                     2003                % Change
                                            ----                     ----                --------
Net Sales:
  Spectrum Naturals(R)                  $ 6,092,300               $ 5,059,200               +20%
  Spectrum Essentials(R)                  2,130,500                 2,530,300               -16%
  Spectrum Ingredients/Other              4,588,600                 3,791,300               +21%
                                        -----------               -----------               ----
  Total Net Sales                       $12,811,400               $11,380,800               +13%
                                        ===========               ===========               ====

Gross Profit:
  Spectrum Naturals(R)                  $ 1,515,100               $ 1,362,700               +11%
  Spectrum Essentials(R)                    942,700                 1,175,100               -20%
  Spectrum Ingredients/Other                501,700                   428,100               +17%
                                        -----------               -----------               ----
  Total Gross Profit                    $ 2,959,500               $ 2,965,900               --
                                        ===========               ===========               ====


                                                            Six Months Ended June 30,
                                            2004                      2003                % Change
                                            ----                      ----                --------
Net Sales:
  Spectrum Naturals(R)                  $11,909,900               $ 9,657,200               +23%
  Spectrum Essentials(R)                  4,799,300                 4,976,600               -4%
  Spectrum Ingredients/Other              8,835,300                 7,055,600               +25%
                                        -----------               -----------               ----
  Total Net Sales                       $25,544,500               $21,689,400               +18%
                                        ===========               ===========               ====

Gross Profit:
  Spectrum Naturals(R)                  $ 2,920,200               $ 2,716,200               +8%
  Spectrum Essentials(R)                  2,008,700                 2,374,500               -15%
  Spectrum Ingredients/Other                933,300                   948,000               -2%
                                        -----------               -----------               ----
  Total Gross Profit                    $ 5,862,200               $ 6,038,700               -3%
                                        ===========               ===========               ====


3.   Amendment to Loan and Security Agreement:

     On June 4, 2004 the Company entered into the First Amendment (the "Amendment") to the Loan and Security Agreement (the "Credit Facility") with its primary lender, Comerica Bank. The Amendment provides the Company with additional borrowing capacity and flexibility via four significant changes to the Credit Facility:

     a) The maturity date of the Credit Facility was extended an additional twelve months to June 30, 2006.

     b) The maximum borrowing available under the revolving line of credit was increased from $7,000,000 to $9,000,000, subject to eligible collateral levels.

     c) The maximum borrowings available for eligible inventory under the revolving line of credit was increased from $1,500,000 in excess of eligible accounts receivable to $2,000,000 in excess of eligible accounts receivable.

     d) The drawdown period under the Company's $1,000,000 capital expenditures term note was extended an additional six months to December 31, 2004. During the six months ended June 30, 2004 proceeds received under this note were $460,000.

     The Amendment continues to require that the Company meet various financial covenants for 2004 and beyond related to profitability levels, debt service coverage, and the ratio of total liabilities to tangible net worth. As of June 30, 2004 the Company was in compliance with all requirements under the Credit Facility.

     A copy of the Amendment has been filed as Exhibit 10.55 with this quarterly report on Form 10-Q.

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

     During the six months ended June 30, 2004 capital spending in Cherokee associated with the Iowa relocation was $492,000. Additionally, the Company incurred $81,200 in consulting fees associated with the relocation to Iowa, which was included in general and administrative expense. The Company anticipates that additional capital spending of approximately $250,000 and moving expenses of approximately $400,000 will be incurred during the third and fourth quarters to complete the relocation to Iowa.

5.   Industrial Accident:

     On February 4, 2004 the Company pleaded no contest to two misdemeanor counts of violations under California Labor Code Section 6425 ("CLCS 6425"), violation of a regulation issued by the California Occupational Health and Safety Administration ("CAL-OSHA"), requiring employers to provide, maintain and ensure employees use required confined space equipment. The plea arose in connection with a tragic production accident on April 25, 2002 that resulted in the death of two of the Company's employees. Under the Terms of Settlement and Probation entered into with the plea, the Company will pay a fine under CLCS 6425 of $150,000 in three annual installments of $50,000 each on June 1, 2004, 2005 and 2006. In addition the Company paid $150,000 in restitution to the California District Attorneys Association Workers Safety Training Account to assist in the prosecution of worker safety cases in the State of California. The Company also reimbursed costs of $25,000 each to the Petaluma Police

     Department, the Petaluma Fire Department and the Sonoma County District Attorney's Office. Finally, an additional fine of $250,000 under CLCS 6425 was suspended conditioned upon the Company's compliance with the terms of court supervised probation for three years. Accordingly, the Company accrued an expense of $375,000 during the year ended December 31, 2003 to cover the net present value of the above payments, plus attorney's fees. Total payments made during the six months ended June 30, 2004 in connection with the plea were $275,000.

     On May 25, 2004 the Company settled one of the appeals filed with the Workers' Compensation Appeals Board for $35,000 which was paid on June 3, 2004 and charged against the industrial accident reserve.

     As of June 30, 2004 the Company had a remaining reserve of $197,600 to cover the remaining fine under CLCS 6425 of $100,000, the anticipated penalties from CAL-OSHA, the remaining appeal filed with the Workers' Compensation Appeals Board of California, and related attorney's fees. CAL-OSHA has completed their investigation of the accident and issued their report and notice of proposed penalties on October 18, 2002. Their report included nine citations for safety violations with total proposed penalties of $137,900. There were no willful citations and the CAL-OSHA report acknowledged that all the safety violations had been 100% abated prior to the report's issuance. The Company has filed a formal appeal with CAL-OSHA in the hopes of reducing the citations and proposed penalties. The remaining workers compensation appeal is for an additional death benefit of $62,500, payable by the Company to the dependents of the deceased worker if the dependents successfully establish that the Company was guilty of serious and willful misconduct by allowing unsafe working conditions to exist. The Company intends to defend itself vigorously and believes it has meritorious defenses. If actually litigated, the workers compensation appeal is an all-or-nothing proposition under which the Company will either be liable for $62,500 or nothing. Based on the advice of counsel, the Company expects the remaining workers compensation appeal to be settled rather than litigated. Management believes the remaining reserve of $197,600 will be adequate to cover the remaining two installments under the CLCS 6425 fine of $50,000 each, the settlement of the CAL-OSHA penalties, the workers compensation appeal and related attorney's fees.

6.   Inventories:

     Inventories consisted of the following:

                                                      June 30,      December 31,
                                                       2004             2003
                                                     ----------      ----------
     Finished goods                                  $6,950,500      $6,853,400
     Raw materials                                    1,839,400       1,166,100
     Deposits on inventory                              319,500         236,200
                                                     ----------      ----------
     Total Inventories                                9,109,400       8,255,700
     Less: Reserve for obsolete inventory               276,600         248,500
                                                     ----------      ----------
     Net Inventories                                 $8,832,800      $8,007,200
                                                     ==========      ==========


     Deposits on inventory primarily represent flaxseed paid for prior to its receipt at the Company's production facility.

7.   Intellectual Property Purchase:

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

     In accordance with the IP Agreement, the Company purchased the intellectual property for $550,000 which was paid in two equal installments on April 30, 2003 and October 7, 2003. As a result, the Company is no longer obligated to pay royalties to Tenere effective April 1, 2003. Final royalties paid during the three months ended March 31, 2003 were $50,700.

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

8.   Commitments and Contingencies:

     Pending Litigation - Proposition 65 Complaint

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

     The Company has joined a Joint Defense Group established by attorneys representing several of the defendants in the Complaint. The initial fee to join was a $5,000 retainer, which the Company paid on February 17, 2004. Management believes the Complaint will eventually be shown to be without merit. Accordingly, no provision for loss or future attorney's fees has been recorded at June 30, 2004.

     Pending Litigation - Patent Infringement Complaint

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

     It has always been Management's view that the formula for Spectrum Naturals Organic Margarine(R) fell outside the claims made in the Brandeis University patents. Despite numerous attempts, the Company was unable to convince GFA that its formula for the margarine fell outside the claims of the first patents. Therefore, the Company filed a complaint against GFA for declaratory judgment of non-infringement and invalidity of the two patents on August 28, 2001. The complaint requested a declaratory judgment that the margarine does not infringe either patent, a declaratory judgment that both patents are invalid, that GFA be enjoined from threatening or asserting any action for infringement of either patent, or attorney's fees.

     Markman briefs, in which each side presents its arguments on how the patent claims should be construed, were submitted by both GFA and Spectrum in July 2003. In most patent infringement cases, the court's determination of how the patent claims should be interpreted is the central issue. A Markman hearing was held by the court on October 16, 2003. The court issued its ruling on the Markman hearing on December 3, 2003 in favor of the Company's interpretation of the patent claims. On July 16, 2004 counsel for the Company and GFA verbally agreed to settle the case with respect to the first patents by a joint stipulation to dismiss all claims without prejudice to either party, with a provision that the Markman ruling will continue to be binding between the Company and GFA in the event of any future litigation.

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

     There is no infringement by the Company of the second patent since the Company immediately ceased the production of the margarine upon notification of the patent's issuance. Accordingly, no provision for loss has been recorded at June 30, 2004.

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

9.   Stock-based Compensation:

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

     All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with the accounting for such options utilizing the intrinsic value method prescribed in APB 25, there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with SFAS 123, the Company's net income or loss and net income or loss per share for the three and six month periods ended June 30, 2004 and 2003 would have been adjusted to the pro-forma amounts presented below:



                                                            Three Months Ended               Six Months Ended
                                                        -------------------------       --------------------------
                                                         June 30,        June 30,       June 30,          June 30,
                                                           2004            2003           2004             2003
                                                        ---------       ---------       ---------        ---------
Net income as reported                                  $ 178,400       $ 316,200       $  69,400        $ 951,700

Less: Total compensation expense under fair value
method for all stock-based awards, net of related
tax effects                                               103,700          52,900         174,000          120,900
                                                        ---------       ---------       ---------        ---------
Pro-Forma net income (loss)                             $  74,700       $ 263,300       $(104,600)       $ 830,800
                                                        =========       =========       =========        =========
Basic and diluted income (loss) per share:
  As reported                                           $    0.00       $    0.01       $    0.00        $    0.02
  Pro-forma                                             $    0.00       $    0.01       $   (0.00)       $    0.02


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

The Company believes the following are the more significant judgments and estimates used in the preparation of its financial statements:

Accounts Receivable Allowances - The Company provides allowances against accounts receivable for estimated bad debts, returns and deductions by customers for trade promotions and programs. These allowances are based upon the Company's historical experience with bad debt write-offs and customer deductions, customer creditworthiness, payment trends and general economic conditions. Allowances for bad debts and customer deductions were $470,000 at June 30, 2004 on gross trade accounts receivable of $4,735,500. While this estimate is one of the more significant estimates the Company makes in the preparation of its financial statements, Management does not consider it to be highly uncertain.

Inventory Reserves - The Company establishes reserves for obsolete, excess and slow-moving inventories in order to properly value its inventory at the lower of cost or market. The reserve estimates are based upon historical inventory usage, spoilage, current market conditions, and anticipated future demand. Reserves for obsolete inventories were $276,600 at June 30, 2004 on total gross inventories of $9,109,400. While this estimate is one of the more significant estimates the Company makes in the preparation of its financial statements, Management does not consider it to be highly uncertain.

Industrial Accident Reserve - During the fourth quarter of 2003 the Company accrued an expense of $375,000 to record the Terms of Settlement and Probation (the "Settlement") entered into on February 4, 2004 with the Sonoma County District Attorney's Office with regards to an industrial accident that occurred on April 25, 2002 (see Note 5 to the financial statements). As of June 30, 2004 the industrial accident reserve was $197,600. In addition to covering the Settlement, the reserve also covers the estimated settlement of citations and fines from CAL-OSHA, the remaining application to the Workers' Compensation Appeals Board of the State of California for serious and willful misconduct penalties to be levied against the Company, and attorney's fees. This reserve is somewhat uncertain because the CAL-OSHA proposed fines of $137,900 have been appealed and the application to the Workers' Compensation Appeals Board for serious and willful misconduct penalties, if litigated, is an all-or-nothing proposition under which the Company will either be liable for $62,500 in total or nothing. The Company does not anticipate that the Workers' Compensation Appeal will be litigated based upon the advice of its attorneys; however expenses in excess of the reserve could be incurred if the Worker's Compensation Appeal is litigated.

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

--------------------------------------------------------------------------------
Results of Operations for the Three Month Periods Ending June 30, 2004 and
June 30, 2003
--------------------------------------------------------------------------------

Summary Discussion:

In general, the Company continued to benefit from the ongoing trend away from hydrogenated culinary oils towards a healthier alternative during the second quarter. The Company's Spectrum Naturals(R) brand of expeller-pressed oils, condiments and butter substitutes delivered 20% net sales growth in the second quarter. Additionally, small and medium sized food manufacturers continued their push to eliminate partially hydrogenated oils from their products which drove the Spectrum Ingredients industrial sales up 21% versus the prior year.

The Spectrum Essentials(R) brand of nutritional supplements posted a decline in net sales of 16% versus the prior year, as a result of increased competition in that category. The Company will be responding later this year with new positioning and packaging to strengthen the brand's position in this category.

The Company reported net income of $178,400 for the second quarter, which was down 44% versus the prior year. The reduced profitability was primarily due to margin pressure on the Spectrum Naturals(R) and Spectrum Essentials(R) branded consumer product lines as a result of increased raw material costs for certain key organic raw materials such as olive oil, canola oil and flaxseed. Gross margin (gross profit expressed, as a percentage of net sales) was down three points versus the prior year. The Company has increased its selling prices in certain culinary product lines and has announced another price increase to the trade effective August 15, 2004.

Also contributing to the reduced profitability for the second quarter was increased spending on several new sales and marketing initiatives in 2004. In particular, there was increased spending on the Company's new advertising campaign and increased sponsorships.

Management believes that Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") is an important measure of the Company's operating performance. Management incentive compensation is earned, in part, based on the achievement of EBITDA targets that are established and approved by the Company's Board of Directors prior to the beginning of the year. For the three months ended June 30, 2004 EBITDA was $529,100 compared to $532,900 for the prior year, a decrease of $3,800 or 1%. The reduced performance in 2004 is discussed in detail below, but was primarily attributable to the decreased gross profit and increased sales and marketing expenses.

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

The Company's calculations to arrive at EBITDA are detailed in the following table:

                                                          Three Months Ended
                                                               June 30,
                                                          2004          2003
                                                        --------      --------
Net income                                              $178,400      $316,200
Add back:   Provision for income taxes                   118,900        26,500
            Interest expense                              77,800        82,700
            Depreciation and amortization expense        154,000       107,500
                                                        --------      --------
EBITDA                                                  $529,100      $532,900
                                                        ========      ========

The following is Managements' discussion and analysis of the significant line items within the financial statements and the reasons behind the trends and variances versus the prior year.

Revenues:

Spectrum's net sales for the three months ended June 30, 2004 were a new quarterly record of $12,811,400 compared to $11,380,800 for 2003, an increase of $1,430,600 or 13%. The increase is detailed by segment in the following table:

                                                                   Three Months Ended June 30,
                                                         2004                  2003            % Change
                                                         ----                  ----             --------

Spectrum Naturals(R)Culinary Products                $ 6,092,300            $ 5,059,200            +20%
Spectrum Essentials(R)Nutritional Supplements          2,130,500              2,530,300            -16%
Spectrum Ingredients/Other                             4,588,600              3,791,300            +21%
                                                     -----------            -----------            ----
  Total Net Sales                                    $12,811,400            $11,380,800            +13%
                                                     ===========            ===========            ====


Within the Spectrum Naturals(R) culinary products, sales were significantly higher than prior year in olive oil (+94%), food service oils (+23%), vinegar (+53%) and packaged mayonnaise (+18%). The Company's culinary oils continued to benefit from increased consumer awareness of the importance of avoiding hydrogenated oils.

Spectrum Essentials(R) nutritional supplement sales decreased 16% versus the prior year, primarily as a result of increased competition in the organic flax oil category. Packaged liquid supplements, which encompass the majority of the Spectrum Essentials(R) line, decreased by 18% versus the prior year. Sales of encapsulated nutritional supplements, primarily flax and fish oil, increased 6% versus the prior year.

The Spectrum Ingredients sales were up 21% versus the prior year on the strength of increased customer demand for non hydrogenated oils. Many small and mid-sized food manufacturers are eliminating partially hydrogenated oils from their products, which lends itself directly to the Spectrum Ingredients product offerings.

Cost of Goods Sold:

The Company's cost of goods sold for the three months ended June 30, 2004 was $9,851,900 versus $8,414,900 for the prior year, an increase of 17%. The increase was primarily volume-related with respect to the Spectrum Ingredients segment and both volume and rate driven in the Spectrum Naturals(R) and Spectrum Essentials(R) segments, as detailed in the following table:


                                                                    Three Months Ended June 30,
                                                         2004                 2003              % Change
                                                         ----                 ----              --------

Spectrum Naturals(R)Culinary Products                 $4,577,200            $3,694,300            +24%
Spectrum Essentials(R)Nutritional Supplements          1,187,800             1,355,200            -12%
Spectrum Ingredients/Other                             4,086,900             3,365,400            +21%
                                                      ----------            ----------            ----
  Total Cost of Goods Sold                            $9,851,900            $8,414,900            +17%
                                                      ==========            ==========            ====


Cost of goods sold as a percent of net sales increased to 76.9% in 2004 versus
73.9% in 2003. The increase was primarily due to increased raw material costs in most of the Company's consumer packaged product lines and an unfavorable sales mix that featured a higher concentration of Spectrum Ingredients products, the Company's lowest margin items. Raw material costs were higher in the Company's
Spectrum Essentials(R) products as the remaining high cost flaxseed purchased from China in 2003 sold through in April. Imported olive oil from Europe was sharply higher than the prior year as a result of the dollar's weakness versus the euro, which drove the cost of the Spectrum Naturals(R) packaged olive oils up. Finally, organic canola oil, a key raw material in many of the culinary products, was also higher as a result of increased demand and the dollar's weakness versus the Canadian dollar.

Gross Profit:

Gross profit for the three months ended June 30, 2004 was $2,959,500 versus
$2,965,900 for the prior year, a decrease of less than 1%. The decrease was primarily attributable to the raw material cost increases described above, offset by significant volume increases in the Spectrum Naturals(R) and Spectrum
Ingredients segments, as detailed in the following table:

                                                                  Three Months Ended June 30,
                                                         2004                 2003              % Change
                                                         ----                 ----              --------

Spectrum Naturals(R)Culinary Products                 $1,515,100            $1,362,700            +11%
Spectrum Essentials(R)Nutritional Supplements            942,700             1,175,100            -20%
Spectrum Ingredients/Other                               501,700               428,100            +17%
                                                      ----------            ----------            ----
  Total Gross Profit                                  $2,959,500            $2,965,900             --
                                                      ==========            ==========            ====


Gross profit as a percent of net sales (gross margin) was 23.1% for 2004 versus 26.1% for 2003, primarily as a result of the increased raw material costs in the Company's consumer packaged product lines and the unfavorable sales mix.

Sales and Marketing Expenses:

The Company's sales and marketing expenses for the three months ended June 30, 2004 were $1,722,900 or 13.4% of net sales, versus $1,632,100 or 14.3% of net sales for the prior year. The increase in spending of $90,800 is detailed in the following table which reconciles sales and marketing spending for the second quarter of 2004 versus 2003, and discloses the significant variances by spending category:

Total sales and marketing expenses, second quarter 2003             $ 1,632,100
   Increased advertising                                                231,000
   Decreased broker commissions                                         (77,100)
   Decreased market research                                            (62,500)
   All other, net                                                          (600)
                                                                    -----------
Total sales and marketing expenses, second quarter 2004             $ 1,722,900
                                                                    ===========

The increased advertising spending was related to the launch of the new "I am Spectrum" campaign for 2004. The decreased broker commissions were related to the decreased sales of the Spectrum Essentials(R) products. The decreased market research spending was primarily the result of focus group research conducted during the prior year.

General and Administrative Expenses:

The Company's general and administrative expenses for the three months ended June 30, 2004 were $874,400 or 6.8% of net sales, versus $917,700 or 8.1% of net sales for the prior year. The decrease in spending of $43,300 is detailed in the following table which reconciles general and administrative spending for the second quarter of 2004 versus 2003, and discloses significant variances by spending category:

Total general and administrative expenses, second quarter 2003        $ 917,700
  Iowa relocation expenses                                               31,600
  Decreased compensation and benefits expense                           (98,800)
  All other, net                                                         23,900
                                                                      ---------
Total general and administrative expenses, second quarter 2004        $ 874,400
                                                                      =========

The Iowa relocation expenses were primarily associated with consulting in conjunction with the Company's upcoming relocation of its manufacturing facility to Cherokee, Iowa. The decreased compensation and benefits expense was primarily associated with reduced accruals in 2004 for incentive compensation as a result of the lower profitability of the Company versus the prior year.

Interest Expense:

The Company's interest expense for the three months ended June 30, 2004 was $77,800 versus $82,700 for the prior year. The decrease of $4,900 or 6% is detailed in the following table which reconciles interest expense for 2004 versus 2003, and discloses the significant variances by type of debt:

Total interest expense, second quarter 2003                            $ 82,700
   Increased interest on bank term notes payable                         11,100
   Decreased interest on revolving line of credit                       (11,900)
   All other, net                                                        (4,100)
                                                                       --------
Total interest expense, second quarter 2004                            $ 77,800
                                                                       ========

The increased interest on the bank term notes payable was the result of the refinancing of the Company's variable-rate term debt effective July 11, 2003 with the change in primary lenders to Comerica Bank. The decreased interest on the revolving line of credit was due to the lower rates available to the Company under the Comerica relationship, partially offset by higher average borrowings in 2004 to support the increased level of operations. The Company's weighted average effective interest rate under the line of credit was 3.6% in 2004 versus 5.5% in 2003.

Provision for Income Taxes:

The Company recorded a provision for income taxes of $118,900 for the three months ended June 30, 2004 versus a provision for state income taxes of $26,500 for the prior year. The provision for 2004 was estimated at 40% of the Company's income before income taxes.


--------------------------------------------------------------------------------
Results of Operations for the Six Month Periods Ending June 30, 2004 and
June 30, 2003
--------------------------------------------------------------------------------

Summary Discussion:

Management believes that Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") is an important measure of the Company's operating performance. For the six months ended June 30, 2004 EBITDA was $569,700 compared to $1,380,300 for the prior year, a decrease of $810,600 or 59%. The reduced performance in 2004 is discussed in detail below, but was primarily attributable to decreased gross profit and increased sales and marketing expenses.

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

The Company's calculations to arrive at EBITDA are detailed in the following table:
                                                      Six Months Ended June 30,
                                                        2004            2003
                                                    ----------       ----------
Net income                                          $   69,400       $  951,700
Add back: Provision for income taxes                    46,300           64,300
          Interest expense                             151,800          153,100
          Depreciation and amortization expense        302,200          211,200
                                                    ----------       ----------
EBITDA                                              $  569,700       $1,380,300
                                                    ==========       ==========


The following is Management's discussion and analysis of the significant line items within the financial statements and the reasons behind the trends and variances versus the prior year.

Revenues:

Spectrum's net sales for the six months ended June 30, 2004 were $25,544,500 compared to $21,689,400 for 2003, an increase of $3,855,100 or 18%. The increase is detailed by segment in the following table:


                                                                    Six Months Ended June 30,
                                                         2004                 2003           % Change
                                                         ----                 ----           --------

Spectrum Naturals(R) Culinary Products                $11,909,900          $ 9,657,200          +23%
Spectrum Essentials(R) Nutritional Supplements          4,799,300            4,976,600           -4%
Spectrum Ingredients/Other                              8,835,300            7,055,600          +25%
                                                      -----------          -----------          ----
  Total Net Sales                                     $25,544,500          $21,689,400          +18%
                                                      ===========          ===========          ====

Within the Spectrum Naturals(R) culinary products, sales were significantly higher than prior year in olive oil (+62%), food service oils (+27%), packaged culinary oils (+24%), vinegar (+35%) and packaged mayonnaise (+18%). The
Company's culinary oils continued to benefit from increased consumer awareness of the importance of avoiding hydrogenated oils.

Spectrum Essentials(R) nutritional supplement sales decreased 4% versus the prior year, primarily as a result of increased competition in the organic flax oil category. Packaged liquid supplements, which encompass the majority of the Spectrum Essentials(R) line, decreased by 8% versus the prior year. Sales of encapsulated nutritional supplements, primarily flax and fish oil, increased 16% versus the prior year.

The Spectrum Ingredients sales were up 25% versus the prior year on the strength of increased customer demand for non hydrogenated oils. Many small and mid-sized food manufacturers are eliminating partially hydrogenated oils from their products, which lends itself directly to the Spectrum Ingredients product offerings.

Cost of Goods Sold:

The Company's cost of goods sold for the six months ended June 30, 2004 was $19,682,300 versus $15,650,700 for the prior year, an increase of 26%. The increase was primarily volume-related with respect to the Spectrum Ingredients segment and both volume and rate driven in the Spectrum Naturals(R) and Spectrum
Essentials(R) segments, as detailed in the following table:

                                                                     Six Months Ended June 30,
                                                         2004                   2003              % Change
                                                         ----                   ----              --------

Spectrum Naturals(R)Culinary Products                 $ 8,989,700            $ 6,938,800            +29%
Spectrum Essentials(R)Nutritional Supplements           2,790,600              2,602,100            +7%
Spectrum Ingredients/Other                              7,902,000              6,109,800            +29%
                                                      -----------            -----------            ----
  Total Cost of Goods Sold                            $19,682,300            $15,650,700            +26%
                                                      ===========            ===========            ====


Cost of goods sold as a percent of net sales increased to 77.1% in 2004 versus
72.2% in 2003. The increase was primarily due to increased raw material costs in most of the Company's consumer packaged product lines and an unfavorable sales mix that featured a higher concentration of Spectrum Ingredients products, the Company's lowest margin items. Raw material costs were higher in the Company's
Spectrum Essentials(R) products as the remaining high cost flaxseed purchased from China in 2003 sold through during the first four months of 2004. Imported olive oil from Europe was sharply higher than the prior year as a result of the dollar's weakness versus the euro, which drove the cost of the Spectrum
Naturals(R) packaged olive oils up. Finally, organic canola oil, a key raw material in many of the culinary products, was also higher as a result of increased demand and the dollar's weakness versus the Canadian dollar.




Gross Profit:

Gross profit for the six months ended June 30, 2004 was $5,862,200 versus
$6,038,700 for the prior year, a decrease of 3%. The decrease was primarily attributable to the raw material cost increases described above, partially offset by significant volume increases in the Spectrum Naturals(R) and Spectrum
Ingredients segments, as detailed in the following table:

                                                                   Six Months Ended June 30,
                                                         2004                  2003            % Change
                                                         ----                  ----            --------

Spectrum Naturals(R)Culinary Products                 $2,920,200            $2,716,200            +8%
Spectrum Essentials(R)Nutritional Supplements          2,008,700             2,374,500            -15%
Spectrum Ingredients/Other                               933,300               948,000            -2%
                                                      ----------            ----------            ----
  Total Gross Profit                                  $5,862,200            $6,038,700            -3%
                                                      ==========            ==========            ====


Gross profit as a percent of net sales (gross margin) was 22.9% for 2004 versus 27.8% for 2003, primarily as a result of the increased raw material costs in the Company's consumer packaged product lines and the unfavorable sales mix.

Sales and Marketing Expenses:

The Company's sales and marketing expenses for the six months ended June 30, 2004 were $3,704,800 or 14.5% of net sales, versus $3,064,800 or 14.1% of net sales for the prior year. The increase in spending of $640,000 is detailed in the following table which reconciles sales and marketing spending for 2004 versus 2003, and discloses the significant variances by spending category:

Total sales and marketing expenses, first half 2003                 $ 3,064,800
   Increased advertising                                                438,100
   Increased compensation and benefits                                  133,800
   Increased trade show spending                                         65,200
   Increased sponsorships                                                34,500
   All other, net                                                       (31,600)
                                                                    -----------
Total sales and marketing expenses, first half 2004                 $ 3,704,800
                                                                    ===========

The increased advertising spending was related to the launch of the new "I am Spectrum" campaign for 2004. The increased compensation and benefits was primarily associated with increased staffing of three positions in the Marketing Department. The increased trade show spending and sponsorships has enabled the Company to maintain a greater presence within the industry.

General and Administrative Expenses:

The Company's general and administrative expenses for the six months ended June 30, 2004 were $1,903,800 or 7.5% of net sales, versus $1,815,300 or 8.4% of net sales for the prior year. The increase in spending of $88,500 is detailed in the following table which reconciles general and administrative spending for 2004 versus 2003, and discloses significant variances by spending category:

Total general and administrative expenses, first half 2003          $ 1,815,300
  Iowa relocation expenses                                               81,200
  Increased professional fees                                            33,200
  Decreased compensation and benefits expense                          (104,000)
  All other, net                                                         78,100
                                                                    -----------
Total general and administrative expenses, first half 2004          $ 1,903,800
                                                                    ===========

The Iowa relocation expenses were primarily associated with consulting in conjunction with the Company's upcoming relocation of its manufacturing facility to Cherokee, Iowa. The increased professional fees were primarily associated with increased tax consulting services. The decreased compensation and benefits expense was primarily associated with reduced accruals in 2004 for incentive compensation as a result of the lower profitability levels achieved by the Company in 2004.

Interest Expense:

The Company's interest expense for the six months ended June 30, 2004 was $151,800 versus $153,100 for the prior year. The decrease of $1,300 is detailed in the following table which reconciles interest expense for 2004 versus 2003, and discloses the significant variances by type of debt:

Total interest expense, first half 2003                               $ 153,100
   Increased interest on bank term notes payable                         20,100
   Decreased interest on revolving line of credit                       (18,900)
   All other, net                                                        (2,500)
                                                                      ---------
Total interest expense, first half 2004                               $ 151,800
                                                                      =========

The increased interest on the bank term notes payable was the result of the refinancing of the Company's variable-rate term debt effective July 11, 2003 with the change in primary lenders to Comerica Bank. The decreased interest on the revolving line of credit was due to the lower rates available to the Company under the Comerica relationship, partially offset by higher average borrowings in 2004 to support the increased level of operations. The Company's weighted average effective interest rate under the line of credit was 3.6% in 2004 versus 5.5% in 2003.

Provision for Income Taxes:

The Company recorded a provision for income taxes of $46,300 for the six months ended June 30, 2004 versus a provision for state income taxes of $64,300 for the prior year. The provision for 2004 was estimated at 40% of the Company's income before income taxes.

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

Liquidity and Capital Resources:

On June 4, 2004 the Company entered into the First Amendment to its Credit Facility with Comerica Bank ("Comerica") that extends the maturity date of the Credit Facility to June 30, 2006. The Amendment also increases the revolving line of credit up to a maximum of $9,000,000, and extends the drawdown period under the capital expenditure term loan of $1,000,000 by six months to December 31, 2004. The Credit Facility is secured by substantially all assets of the Company and enables the Company to borrow below prime, using a LIBOR rate option.

The Company could not operate its business without the Credit Facility with Comerica or one similar to it. The Credit Facility calls for continued satisfaction of various financial covenants for 2004 and beyond related to profitability levels, debt service coverage, and the ratio of total liabilities to tangible net worth. As of June 30, 2004 the Company was in compliance with all requirements under the Credit Facility.

At June 30, 2004 the Company had working capital of $1,626,100 which reflected an improvement of $1,555,400 versus June 30, 2003. The increase was primarily attributable to higher accounts receivable as a result of the double-digit sales growth and the reinstatement of $764,300 of net short-term deferred tax assets, partially offset by increased borrowings outstanding under the line of credit to finance the higher level of operations in general.

During 2004 the Company used $143,800 in cash from operating activities, compared to using $308,700 in cash in 2003. The decrease in cash used in 2004 was primarily due to the lower profitability levels in 2004, partially offset by reductions in the cash used for working capital items. During 2003 the Company was required to hold significant quantities of flaxseed in inventory prior to production, which was no longer necessary in 2004.

Cash used in investing activities was $782,200 in 2004 compared to $1,190,000 in 2003. In 2004 the cash was primarily invested in the new production facility in Iowa. In 2003 the cash was invested in the purchase of the SpectraVac intellectual property and in machinery and equipment, primarily a new rotary labeler and six used expeller presses, which were subsequently installed in the new Iowa facility.

Cash provided by financing activities was $923,200 in 2004 compared to cash provided of $1,505,700 in 2003. The cash provided in 2004 was primarily from proceeds under the revolving line of credit and the capital expenditures term note. The cash provided in 2003 was primarily increased borrowing under the revolving line of credit to finance the equipment purchases and the cash used for operating activities.

Management believes that future cash flows from operations and available borrowing capacity under the revolving line of credit should provide adequate funds to meet the Company's estimated cash requirements for the foreseeable future. Excess borrowing capacity under the revolving line of credit was $967,000 and $1,722,900 at June 30, 2004 and 2003, respectively.

The Company does not utilize off-balance sheet financing arrangements. There were no transactions with special purpose entities that give the Company access to assets or additional financing or carry debt that is secured by the Company.

Related Party Transactions and Other Relationships:

There was one significant transaction with a related party during the six months ended June 30, 2004. The Company paid consulting fees of $33,000, plus expenses incurred, to Running Stream Food and Beverage, Inc. ("RSFB"). RSFB provided private label consulting and management services to the Company until April 16, 2004 and is owned and operated by John R. Battendieri, a non-executive Director of the Company until his resignation from the Board of Directors effective April 1, 2004 (see Item 5 - Other Information in this report). The Company elected to terminate the consulting services agreement with RSFB at the end of its two-year term on April 16 in order to focus on its core business in healthy oils and nutritional supplements. In the opinion of Management, the consulting fees paid to RSFB were fair, reasonable and consistent with terms the Company could have obtained from an unaffiliated third party.

Mr. Thomas Simone is one of the Company's external Directors and also sits on the Board of United Natural Foods, Inc. ("UNFI"). UNFI is the Company's largest customer, representing approximately 36% of the Company's net sales for the year ended December 31, 2003.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

The Company does not hold market risk sensitive trading instruments, nor does it use financial instruments for trading purposes. All sales, operating items and balance sheet data are denominated in U.S. dollars; therefore, the Company has no foreign currency exchange rate risk. The Company will occasionally purchase inventories in foreign currencies; however, in most cases payment is made at the time title to the inventory passes to the Company. Therefore, any foreign currency gain or loss has been immaterial to date.

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

Throughout the course of its fiscal year, the Company utilizes a variable interest rate line of credit at various borrowing levels. For the six months ended June 30, 2004 the average outstanding balance under the line of credit was $5,126,900 with a weighted average effective interest rate of 3.6% per annum. For the six months ended June 30, 2003 the average outstanding balance under the line of credit was $4,072,700 with a weighted average effective interest rate of 5.5% per annum. Effective July 11, 2003 with the change in the primary banking relationship to Comerica Bank, the line of credit agreement called for the interest rate to float at the prime rate or LIBOR plus 2.25%, at the Company's option. The previous line of credit agreement called for the interest rate to float at the prime rate plus 1.0%.

Certain other debt items are also sensitive to changes in interest rates. The following table summarizes estimated fair values, future principal payments and related weighted average interest rates by expected maturity date for long-term debt, excluding capital leases ($ thousands):



                                                   Expected Future Principal Payments
                                                        (Years Ended December 31)

                          2004       2005        2006       2007       2008       2011          Total         Fair Value
                          ----       ----        ----       ----       ----       ----          -----         ----------
Long Term Debt:
Fixed Rate             $  134.3    $  228.2    $   15.6      --         --         --        $    378.1      $    378.1
  Avg. Int. Rate            9.3%        9.2%        9.0%     --         --         --               9.2%
Variable Rate          $  214.0    $  426.3    $  426.3    $  426.3   $  301.4     --        $  1,705.3      $  1,705.3
  Avg. Int. Rate          Var.        Var.        Var.        Var.       Var.      --            Var.
Imputed Rate             --          --          --          --         --       $  513.3    $    513.3      $    315.5
  Avg. Int. Rate         --          --          --          --         --            6.5%          6.5%

The fair value of all long-term debt is equal to the sum of the expected future principal payments with the exception of the non-interest bearing note payable due in one lump sum of $513,300 on December 31, 2011. Interest has been imputed on that note at an effective rate of 6.5% per annum, leaving a fair value at June 30, 2004 of $315,500.

In the ordinary course of its business the Company enters into commitments to purchase raw materials over a period of time, generally six months to one year, at contracted prices. At June 30, 2004 these future commitments approximated fair value because they were not at prices in excess of current market, nor in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

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


Item 4.  DISCLOSURE CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

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

There were no material changes in the Company's internal control system during the six months ended June 30, 2004. Management is not aware of any significant deficiencies in the design or operation of internal controls.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

Industrial Accident

On February 4, 2004 the Company pleaded no contest to two misdemeanor counts of violations under CLCS 6425, violation of a regulation issued by the California Occupational Health and Safety Administration ("CAL-OSHA"), requiring employers to provide, maintain and ensure employees use required confined space equipment. The plea arose in connection with a tragic production accident on April 25, 2002 that resulted in the death of two of the Company's employees. Under the Terms of Settlement and Probation entered into with the plea, the Company will pay a fine of $150,000 in three annual installments of $50,000 each on June 1, 2004, 2005 and 2006. In addition the Company paid $150,000 in restitution to the California District Attorneys Association Workers Safety Training Account to assist in the prosecution of worker safety cases in the State of California. The Company also reimbursed costs of $25,000 each to the Petaluma Police Department, the Petaluma Fire Dept. and the Sonoma County District Attorney's Office. Finally, an additional fine of $250,000 under CLCS 6425 was suspended conditioned upon the Company's compliance with the terms of court supervised probation for three years. Accordingly, the Company accrued an expense of $375,000 against the year ended December 31, 2003 to cover the net present value of the above payments, plus estimated attorney's fees to reach agreement on the plea with the District Attorney's Office. Total payments made in connection with the plea during the six months ended June 30, 2004 were $275,000.

At June 30, 2004 the remaining unsettled issues in connection with the industrial accident were the CAL-OSHA proposed penalties of $137,900 which have been appealed by the Company, and one remaining appeal filed with the Workers' Compensation Appeals Board of California for serious and willful misconduct penalties of $62,500. The Company intends to defend itself vigorously and believes it has meritorious defenses, since the CAL-OSHA citations did not include any willful penalties. If actually litigated, the workers compensation appeal is an all-or-nothing proposition under which the Company will either be liable for $62,500 or nothing. Based on the advice of counsel, the Company expects the workers compensation appeal to be settled rather than litigated. The Company had a reserve of $197,600 at June 30, 2004 to cover the anticipated settlement of these outstanding issues plus attorney's fees and the two remaining installments of $50,000 each under the CLCS 6425 fine, which Management believes will be adequate.

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

The Company has joined a Joint Defense Group established by attorneys representing several of the defendants in the Complaint. The initial fee to join was a $5,000 retainer, which the Company paid on February 17, 2004. Management believes the Complaint will eventually be shown to be without merit. Accordingly, no provision for loss or future attorney's fees has been recorded at June 30, 2004.

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

It has always been Management's view that the formula for Spectrum Naturals Organic Margarine(R) fell outside the claims made in the Brandeis University patents. Despite numerous attempts, the Company was unable to convince GFA that its formula for the margarine fell outside the claims of the first patents. Therefore, the Company filed a complaint against GFA for declaratory judgment of non-infringement and invalidity of the two patents on August 28, 2001. The complaint requested a declaratory judgment that the margarine does not infringe either patent, a declaratory judgment that both patents are invalid, that GFA be enjoined from threatening or asserting any action for infringement of either patent, or attorney's fees.

Markman briefs, in which each side presents its arguments on how the patent claims should be construed, were submitted by both GFA and Spectrum in July 2003. In most patent infringement cases, the court's determination of how the patent claims should be interpreted is the central issue. A Markman hearing was held by the court on October 16, 2003. The court issued its ruling on the Markman hearing on December 3, 2003 in favor of the Company's interpretation of the patent claims. On July 16, 2004 counsel for the Company and GFA verbally agreed to settle the case with respect to the first patents by a joint stipulation to dismiss all claims without prejudice to either party, with a provision that the Markman ruling will continue to be binding between the Company and GFA in the event of any future litigation.

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

There is no infringement by the Company of the second patent since the Company immediately ceased the production of the margarine upon notification of the patent's issuance. Accordingly, no provision for loss has been recorded at June 30, 2004.


Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

During the six months ended June 30, 2004 the Company issued 132,200 shares of its common stock for the exercise of stock options. Total proceeds received by the Company were $45,900.

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

     3. To amend the Company's Amended and Restated Articles of Incorporation to effect a reverse stock split at one of two ratios, to be selected by the Board of Directors, in order to reduce the aggregate number of shares of common stock outstanding:

               A) One new share for each five currently held
               B) One new share for each ten currently held

     4. To ratify the appointment of Grant Thornton, LLP as the Company's independent certified public accountants for the current fiscal year.

All four matters were approved by the shareholders. The following table summarizes the results of the voting:

                                                     For        Against       Abstain      Total Votes
                                                 ----------    ---------      -------      -----------
1. Election of Director Nominees:
     Jethren P. Phillips                         38,260,679    1,517,976       12,000      39,790,655
     Neil G. Blomquist                           38,260,679    1,517,976       12,000      39,790,655
     Phillip L. Moore                            38,264,081    1,514,574       12,000      39,790,655
     Charles A. Lynch                            38,260,679    1,517,976       12,000      39,790,655
     Thomas B. Simone                            38,260,679    1,517,976       12,000      39,790,655
     Conrad W. Hewitt                            38,260,679    1,517,976       12,000      39,790,655

2. Increase Shares Authorized for Issuance       32,861,288    1,537,900         --        34,399,188

3. Reverse Stock Split:
   A) one-for-five                               38,252,255    1,538,400         --        39,790,655
   B) one-for-ten                                38,253,255    1,537,400         --        39,790,655

4. Ratification of Grant Thornton, LLP           39,778,655       12,000         --        39,790,655

Mr. John R. Battendieri was included in the definitive Proxy Statement as a Director Nominee; however, Mr. Battendieri elected to resign from the Company's Board of Directors effective April 1, 2004.


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


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:

     10.55 First Modification to Loan and Security Agreement dated June 4, 2004 by and between Spectrum Organic Products, Inc. and Comerica Bank.

     31.07 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.08 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.07 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.08 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K during the quarter ended June 30, 2004:

     The Company filed a Current Report on Form 8-K on May 11, 2004 disclosing the Company's unaudited financial position and results of operations as of and for the three months ended March 31, 2004.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 2, 2004                    SPECTRUM ORGANIC PRODUCTS, INC.

                                        By:  /s/   Robert B. Fowles
                                             ----------------------------------
                                                   Robert B. Fowles
                                                   Duly Authorized Officer &
                                                   Chief Financial Officer