Form 10-Q
period 2004-09-30
SPECTRUM ORGANIC PRODUCTS INC
filed 2004-11-12
CIK 1034992

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004.


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No |X|


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 46,389,943 shares issued and outstanding as of November 8, 2004.

Transitional Small Business Disclosure Format:  Yes [ ]   No |X|



PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                               SPECTRUM ORGANIC PRODUCTS, INC.
                                       BALANCE SHEETS

                                           ASSETS


                                                                 (Unaudited)
                                                                September 30,   December 31,
                                                                    2004            2003
                                                                ------------    ------------
Current Assets:
   Cash                                                         $      7,500    $      7,300
   Accounts receivable, net                                        4,436,300       4,163,200
   Inventories, net                                                9,843,000       8,007,200
   Deferred income taxes - current                                   739,500         514,200
   Prepaid expenses and other current assets                         514,100         297,500
                                                                ------------    ------------
Total Current Assets                                              15,540,400      12,989,400

Property and Equipment, net                                        4,841,300       4,338,700

Other Assets:
   Deferred income taxes - long-term                                 797,000       1,087,700
   Intangible assets, net                                            585,300         586,800
   Other assets                                                      228,600         218,300
                                                                ------------    ------------
Total Assets                                                    $ 21,992,600    $ 19,220,900
                                                                ============    ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Bank overdraft                                               $    121,400    $    513,800
   Line of credit                                                  6,792,100       4,833,000
   Accounts payable, trade                                         5,624,900       4,168,000
   Accrued expenses                                                  794,400       1,307,700
   Current maturities of term notes payable and capital lease
     obligations                                                     420,700         322,300
   Current maturities of notes payable, related parties              255,500         275,200
   Income taxes payable                                                 --             9,900
                                                                ------------    ------------
Total Current Liabilities                                         14,009,000      11,429,900

Notes payable and capitalized lease obligations, less
  current maturities                                               1,336,800       1,104,200
Notes payable, related parties, less current maturities              371,900         549,200
Deferred rent                                                         40,400          50,700
                                                                ------------    ------------
Total Liabilities                                                 15,758,100      13,134,000
                                                                ------------    ------------
Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, 5,000,000 shares authorized, no shares
    issued or outstanding                                               --              --
   Common stock, no par value, 60,000,000 shares authorized,
     46,386,943 and 46,254,777 issued and outstanding at
     September 30, 2004 and December 31, 2003, respectively        9,625,400       9,579,500
   Accumulated deficit                                            (3,390,900)     (3,492,600)
                                                                ------------    ------------
Total Stockholders' Equity                                         6,234,500       6,086,900
                                                                ------------    ------------
Total Liabilities and Stockholders' Equity                      $ 21,992,600    $ 19,220,900
                                                                ============    ============


          The accompanying notes are an integral part of the financial statements.

                                             2



                                     SPECTRUM ORGANIC PRODUCTS, INC.
                                        STATEMENTS OF OPERATIONS



                                                   (Unaudited)                     (Unaudited)
                                                Three Months Ended              Nine Months Ended
                                             Sept. 30,       Sept. 30,       Sept. 30,       Sept. 30,
                                               2004            2003            2004            2003
                                           ------------    ------------    ------------    ------------
Net Sales                                  $ 12,189,400    $ 12,168,900    $ 37,733,900    $ 33,858,000

Cost of Goods Sold                            9,411,700       9,069,100      29,093,900      24,719,800
                                           ------------    ------------    ------------    ------------
Gross Profit                                  2,777,700       3,099,800       8,640,000       9,138,200
                                           ------------    ------------    ------------    ------------
Operating Expenses:

   Sales and Marketing                        1,697,000       1,634,200       5,401,900       4,699,000

   General and Administrative                   932,500         959,300       2,836,300       2,774,500
                                           ------------    ------------    ------------    ------------
Total Operating Expenses                      2,629,500       2,593,500       8,238,200       7,473,500
                                           ------------    ------------    ------------    ------------

Income from Operations                          148,200         506,300         401,800       1,664,700
                                           ------------    ------------    ------------    ------------
Other Income (Expense):

   Interest Expense                             (98,300)       (164,200)       (250,100)       (317,200)
   Other                                          3,900            --            17,700          10,600
                                           ------------    ------------    ------------    ------------
Total Other Expenses                            (94,400)       (164,200)       (232,400)       (306,600)
                                           ------------    ------------    ------------    ------------

Income Before Income Taxes                       53,800         342,100         169,400       1,358,100

Provision for Income Taxes                       21,500          16,800          67,700          81,200
                                           ------------    ------------    ------------    ------------
Net Income                                 $     32,300    $    325,300    $    101,700    $  1,276,900
                                           ============    ============    ============    ============

Basic and Fully Diluted Income Per Share   $       0.00    $       0.01    $       0.00    $       0.03
                                           ============    ============    ============    ============

Weighted Average Shares Outstanding          46,386,943      45,911,672      46,328,147      45,775,026
                                           ============    ============    ============    ============

Fully Diluted Average Shares Outstanding     48,278,211      48,146,790      48,629,181      46,768,085
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

                                                   3



                             SPECTRUM ORGANIC PRODUCTS, INC.
                                STATEMENTS OF CASH FLOWS


                                                                    (Unaudited)
                                                                 Nine Months Ended
                                                              Sept.30,       Sept. 30,
                                                                2004            2003
                                                            ------------    ------------
Cash Flows from Operating Activities:
Net Income                                                  $    101,700    $  1,276,900
  Adjustments to Reconcile Net Income to Net
   Cash used in Operating Activities:
  Provision for uncollectible receivables                         38,700          77,900
  Provision for inventory obsolescence                           168,100         132,000
  Depreciation and amortization expense                          460,900         350,200
  Imputed interest on note payable, related party                 15,200          14,200
  Write-down of bottling equipment due to reconfiguration           --            53,000

Changes in Assets and Liabilities:
  Accounts receivable                                           (311,800)     (1,295,700)
  Inventories                                                 (2,003,900)     (3,689,000)
  Other assets                                                  (161,500)       (148,500)
  Accounts payable                                             1,456,900       1,618,400
  Accrued expenses and other liabilities                        (533,400)        (82,300)
                                                            ------------    ------------
Net Cash Used in Operating Activities                           (769,100)     (1,692,900)
                                                            ------------    ------------

Cash Flows from Investing Activities:
  Purchase of property and equipment                            (962,100)     (1,152,200)
  Purchase of intellectual property                                 --          (275,000)
                                                            ------------    ------------
Net Cash Used in Investing Activities                           (962,100)     (1,427,200)
                                                            ------------    ------------

Cash Flows from Financing Activities:
  Decrease in bank overdraft                                    (392,400)       (573,800)
  Proceeds from line of credit                                16,413,300      31,762,000
  Repayment of line of credit                                (14,454,200)    (28,818,000)
  Proceeds from note payable                                     554,100       1,495,200
  Repayment of bank term notes payable                          (187,500)       (491,300)
  Repayment of capitalized lease obligations                     (35,500)        (36,900)
  Repayment of notes payable, related parties                   (212,300)       (205,600)
  Proceeds from exercise of common stock equivalents              45,900          70,700
                                                            ------------    ------------
Net Cash Provided by Financing Activities                      1,731,400       3,202,300
                                                            ------------    ------------
Net Increase in Cash                                                 200          82,200

Cash, beginning of the year                                        7,300           1,000
                                                            ------------    ------------
Cash, end of the period                                     $      7,500    $     83,200
                                                            ============    ============
Supplemental Disclosure of Cash Flow Information:
  Cash paid for income taxes                                $     16,000    $    311,000
  Cash paid for interest                                    $    243,300    $    313,900

Non-Cash Financing Activities:
  Purchase of intellectual property with debt                       --      $    275,000

                       The accompanying notes are an integral part
                              of the financial statements.

                                            4

SPECTRUM ORGANIC PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation:

     These are unaudited interim financial statements and include all adjustments that, in the opinion of Management, are necessary in order to make the financial statements not misleading. The financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include certain disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the statements should be read in conjunction with Spectrum Organic Products, Inc.'s financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Operating results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004 or future periods.

     Certain reclassifications have been made to the prior year unaudited interim financial statements to be consistent with the presentation at September 30, 2004. These reclassifications had no impact on net income or retained earnings.

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



     Accordingly, the following segment information is currently captured by the
     Company:


                                                    Three Months Ended September 30,
                                                  2004           2003          % Change
                                               -----------   ------------   ------------
Net Sales:
  Spectrum Naturals(R)                         $ 6,069,200   $  5,796,500        +5%
  Spectrum Essentials(R)                         2,281,100      2,761,100       -17%
  Spectrum Ingredients/Other                     3,839,100      3,611,300        +6%
                                               -----------   ------------   ------------
  Total Net Sales                              $12,189,400   $ 12,168,900       --
                                               ===========   ============   ============
Gross Profit:
  Spectrum Naturals(R)                         $ 1,259,000   $  1,383,700        -9%
  Spectrum Essentials(R)                         1,082,900      1,232,300       -12%
  Spectrum Ingredients/Other                       435,800        483,800       -10%
                                               -----------   ------------   ------------
  Total Gross Profit                           $ 2,777,700   $  3,099,800       -10%
                                               ===========   ============   ============


                                                    Nine Months Ended September 30,
                                                  2004           2003         % Change
                                               -----------   ------------   ------------
Net Sales:
  Spectrum Naturals(R)                         $17,979,100   $ 15,453,600       +16%
  Spectrum Essentials(R)                         7,080,400      7,737,700        -8%
  Spectrum Ingredients/Other                    12,674,400     10,666,700       +19%
                                               -----------   ------------   ------------
  Total Net Sales                              $37,733,900   $ 33,858,000       +11%
                                               ===========   ============   ============
Gross Profit:
  Spectrum Naturals(R)                         $ 4,179,300   $  4,102,000        +2%
  Spectrum Essentials(R)                         3,091,500      3,606,800       -14%
  Spectrum Ingredients/Other                     1,369,200      1,429,400        -4%
                                               -----------   ------------   ------------
  Total Gross Profit                           $ 8,640,000   $  9,138,200        -5%
                                               ===========   ============   ============

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

     c) The maximum borrowings available for eligible inventory under the revolving line of credit was increased from $1,500,000 in excess of eligible accounts receivable to $2,000,000 in excess of eligible accounts receivable, or 60% of eligible inventory collateral, whichever is less.



     d) The drawdown period under the Company's $1,000,000 capital expenditures term note was extended an additional six months to December 31, 2004. During the nine months ended September 30, 2004 proceeds received under this note were $554,100.

     The Amendment continues to require that the Company meet various financial covenants for 2004 and beyond related to profitability levels, debt service coverage, and the ratio of total liabilities to tangible net worth. As of September 30, 2004 the Company was in compliance with all requirements under the Credit Facility.

4.   Manufacturing Facility Relocation and Reconfiguration:

     During the first quarter of 2004, the Company began to implement its plan to relocate its SpectraVac manufacturing operation from its leased facility at 133 Copeland Street, Petaluma, California to a leased facility located in Cherokee, Iowa managed by American Natural Soy Processors, LLC ("ANS"). The SpectraVac operation utilizes the Company's intellectual property purchased on April 15, 2003 for the benign extraction of oil from vegetable seeds, and is currently used primarily for the production of flax oil.

     The Company is replacing most of the equipment currently used in the SpectraVac operation in Petaluma with new, more efficient equipment in Cherokee. Production ceased at the Copeland Street facility on September 24, 2004 and the Company has disassembled and relocated most of the former Petaluma equipment to Cherokee during the fourth quarter.

     ANS will provide labor and management services to the Company for the SpectraVac operation in Cherokee under contract. The Company will continue to own the equipment and also intends to enter into other oil seed crushing arrangements with ANS under a strategic alliance.

     During the nine months ended September 30, 2004 capital spending in Cherokee associated with the Iowa relocation was approximately $586,600. Additionally, the Company incurred $171,000 in consulting and other expenses associated with the relocation to Iowa, which was included in general and administrative expense. The Company anticipates that additional capital spending of approximately $150,000 and moving expenses of approximately $250,000 will be incurred during the fourth quarter to complete the relocation to Iowa.

5.   Industrial Accident:

     On February 4, 2004 the Company pleaded no contest to two misdemeanor counts of violations under California Labor Code Section 6425 ("CLCS 6425"), violation of a regulation issued by the California Occupational Health and Safety Administration ("CAL-OSHA"), requiring employers to provide, maintain and ensure employees use required confined space equipment. The plea arose in connection with a tragic production accident on April 25, 2002 that resulted in the death of two of the Company's employees. Under the Terms of Settlement and Probation entered into with the plea, the Company agreed to pay a fine under CLCS 6425 of $150,000 in three annual installments of $50,000 each on June 1, 2004, 2005 and 2006. In addition the Company paid $150,000 in restitution to the California District Attorneys Association Workers Safety Training Account to assist in the prosecution of worker safety cases in the State of California. The Company also reimbursed costs of $25,000 each to the Petaluma Police Department, the Petaluma Fire Department and the Sonoma County District Attorney's Office. Finally, an additional fine of $250,000 under CLCS 6425 was suspended conditioned upon the Company's compliance with the terms of court supervised probation for three years. Accordingly, the Company accrued an expense of $375,000 during the year ended December 31, 2003 to cover the net present value of the above payments, plus attorney's fees. Total payments made during the nine months ended September 30, 2004 in connection with the plea were $275,000.

     On May 25, 2004 the Company settled one of the appeals filed with the Workers' Compensation Appeals Board for $35,000 which was paid on June 3, 2004 and charged against the industrial accident reserve.

     As of September 30, 2004 the Company had a remaining reserve of $196,500 to cover the two remaining installments of the fine under CLCS 6425 totaling $100,000, the anticipated penalties from CAL-OSHA, and the remaining appeal filed with the Workers' Compensation Appeals Board of California.

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

     The remaining workers compensation appeal is for an additional death benefit equal to 50% of the eventual death benefit to be paid by the Company's workers' compensation insurance carrier at the time of the accident. That amount would be payable by the Company to the dependents of the deceased worker if the dependents successfully establish that the Company was guilty of serious and willful misconduct by allowing unsafe working conditions to exist. If actually litigated, the workers compensation appeal is an all-or-nothing proposition under which the Company will either be liable for 50% of the eventual insurance death benefit or nothing. Based on the advice of counsel, the Company expects the remaining workers compensation appeal to be settled rather than litigated. Management believes the remaining reserve of $196,500 will be approximately adequate to cover the remaining two installments under the CLCS 6425 fine of $50,000 each, the settlement of the CAL-OSHA penalties and the workers compensation appeal.

6.   Inventories:

     Inventories consisted of the following:

                                                    Sept. 30,       December 31,
                                                      2004              2003
                                                   -----------      -----------
     Finished goods                                $ 7,687,200      $ 6,853,400
     Raw materials                                   2,233,300        1,166,100
     Deposits on inventory                             168,500          236,200
                                                   -----------      -----------
     Total Inventories                              10,089,000        8,255,700
     Less: Reserve for obsolete inventory              246,000          248,500
                                                   -----------      -----------
     Net Inventories                               $ 9,843,000      $ 8,007,200
                                                   ===========      ===========

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

     The bottling line was reconfigured for better efficiency and higher bottling speeds and included a new labeler and new conveying equipment. As a result, there was $53,000 included in cost of sales for the prior year for equipment at Copeland Street which was written down to its estimated market value or scrapped rather than being relocated.

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

     The Company has joined a Joint Defense Group established by attorneys representing several of the defendants in the Complaint. Total attorney's fees incurred by the Company as a member of the Joint Defense Group for the nine months ended September 30, 2004 were $11,000. Management believes the Complaint will eventually be shown to be without merit. Accordingly, no provision for loss or future attorney's fees has been recorded at September 30, 2004.

     Pending Litigation - Patent Infringement Complaint

     The Company was previously involved in a dispute with GFA Brands, Inc. ("GFA") that the Spectrum Naturals(R) Organic Margarine was infringing upon two patents issued in the United States that pertain to particular oil compositions suitable for human consumption. The patents were granted to Brandeis University, which exclusively licensed them to GFA. The Company withdrew the margarine from the market and began to evaluate reformulating the product while pursuing its rights against GFA. On August 28, 2001 the Company filed a complaint against GFA for declaratory judgment of non-infringement and invalidity of the patents.

     On August 30, 2004 the case was settled via a joint stipulation to dismiss all claims without prejudice to either party since the Spectrum Naturals(R) Organic Margarine remains off the market while the Company and its copacker evaluate the reformulated product. Management continues to believe that the original formula for the margarine fell outside the claims made in the Brandeis University patents and that the patents should be declared invalid. However, the Company cannot justify the excessive legal expenses associated with patent infringement litigation.

     Court Supervised Probation

     In connection with the industrial accident on April 25, 2002 the Company entered a plea on February 4, 2004 of no contest to two misdemeanor counts of violations under CLCS 6425, violation of a regulation issued by the California Occupational Health and Safety Administration requiring employers to provide, maintain and ensure employees use required confined space equipment. Under the Terms of Settlement and Probation entered into with the plea, the Company received a suspended fine of $250,000 conditioned upon the Company's compliance with the terms of court supervised probation for three years. The probation terms require that the Company submit to a warrant-less search of its premises during business hours by any local or state law enforcement, safety or health officer; and that the Company shall be of good conduct and obey all laws, particularly those laws relating to worker safety and health. Should the Company fail to honor the probation terms, the suspended fine of $250,000 may be reimposed by the Sonoma County District Attorney.

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

     All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant.
     In accordance with the accounting for such options utilizing the intrinsic value method prescribed in APB 25, there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with SFAS 123, the Company's net income or loss and net income or loss per share for the three and nine month periods ended September 30, 2004 and 2003 would have been adjusted to the pro-forma amounts presented below:

                                               Three Months Ended           Nine Months Ended
                                             ------------------------   ------------------------
                                              Sept. 30,     Sept. 30,    Sept. 30,     Sept. 30,
                                                2004          2003         2004          2003
                                             ----------    ----------   ----------    ----------
Net income as reported                       $   32,300    $  325,300   $  101,700    $1,276,900

Less: Total compensation expense under
fair value method for all stock-based
awards, net of related tax effects              105,100        74,300      270,600       226,600
                                             ----------    ----------   ----------    ----------
Pro-Forma net income (loss)                  $  (72,800)   $  251,000   $ (168,900)   $1,050,300
                                             ==========    ==========   ==========    ==========
Basic and diluted income (loss) per share:
  As reported                                $     0.00    $     0.01   $     0.00    $     0.03
  Pro-forma                                  $    (0.00)   $     0.01   $    (0.00)   $     0.02


     The fair value of the option grants for 2004 was estimated on the date of grant utilizing the Black-Scholes option pricing model, with the following assumptions: expected life of five years, risk-free interest rate of 2.0%, no dividend yield and volatility of 95%. The weighted average fair value of the option grants during 2004 was $0.61 per share.

     The fair value of the option grants for 2003 was estimated on the date of grant utilizing the Black-Scholes option pricing model, with the following assumptions: expected life of five years, risk-free interest rate of 2.5%, no dividend yield and volatility of 115%. The weighted average fair value of the option grants during 2003 was $0.25 per share.


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

                                       11

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

Within the Spectrum Naturals(R) brand, the Company's products include olive oil and other culinary oils, salad dressings, condiments and butter-substitutes such as Spectrum Organic Margarine(R) and Spectrum Spread(R). All of the Company's culinary products feature healthy oils, contain no hydrogenated fats and are offered in a variety of sizes and flavors in both organic and conventional offerings.

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

The Company believes the following are the more significant judgments and estimates used in the preparation of its financial statements:

Accounts Receivable Allowances - The Company provides allowances against accounts receivable for estimated bad debts, returns and deductions by customers for trade promotions and programs. These allowances are based upon the Company's historical experience with bad debt write-offs, customer deductions, customer creditworthiness, payment trends and general economic conditions. Allowances for bad debts and customer deductions were $485,300 at September 30, 2004 on gross trade accounts receivable of $4,876,000. While this estimate is one of the more significant estimates the Company makes in the preparation of its financial statements, Management does not consider it to be highly uncertain.

Inventory Reserves - The Company establishes reserves for obsolete, excess and slow-moving inventories in order to properly value its inventory at the lower of cost or market. The reserve estimates are based upon historical inventory usage, spoilage, current market conditions, and anticipated future demand. Reserves for obsolete inventories were $246,000 at September 30, 2004 on total gross inventories of $10,089,000. While this estimate is one of the more significant estimates the Company makes in the preparation of its financial statements, Management does not consider it to be highly uncertain.

Industrial Accident Reserve - During the fourth quarter of 2003 the Company accrued an expense of $375,000 to record the Terms of Settlement and Probation (the "Settlement") entered into on February 4, 2004 with the Sonoma County District Attorney's Office with regards to an industrial accident that occurred on April 25, 2002 (see Note 5 to the financial statements). As of September 30, 2004 the industrial accident reserve remaining was $196,500. In addition to covering the Settlement, the reserve also covers the estimated settlement of citations and fines from CAL-OSHA, the remaining application to the Workers' Compensation Appeals Board of the State of California for serious and willful misconduct penalties to be levied against the Company, and attorney's fees. This reserve is highly uncertain because the CAL-OSHA proposed fines of $137,900 have been appealed and the application to the Workers' Compensation Appeals Board for serious and willful misconduct penalties, if litigated, is an all-or-nothing proposition under which the Company will either be liable for 50% of the eventual death benefit to be paid by the Company's workers' compensation insurance carrier at the time of the accident or nothing. The Company does not anticipate that the workers' compensation appeal will be litigated based upon the advice of its attorneys; however expenses in excess of the reserve could be incurred if the worker's compensation appeal is litigated.

Deferred Tax Asset Valuation Allowance - As of December 31, 2003 the Company had net deferred tax assets of $1,601,900 primarily resulting from net operating loss carryforwards ("NOLs"), which consisted of $4,431,000 of Federal NOLs that expire at various times through 2020, and $3,150,000 of state NOLs that expire at various times through 2010. The majority of the NOLs originated from the pre-merger operations of the Company's predecessor entity, Organic Food Products, Inc. ("OFPI"). As a result of OFPI's acquisition by Spectrum, OFPI experienced an ownership change in excess of 50% for federal and state income tax purposes. Therefore, an annual limitation is placed by the taxing authorities on the Company's right to realize the benefit of the pre-merger NOLs. Management eliminated the deferred tax asset valuation reserve that had been maintained since the 1999 merger as of December 31, 2003. The Company has reported taxable income to the various taxing authorities for 2001, 2002 and 2003. The reserve was reversed because Management believes that it is more likely than not that the Company will continue to report sufficient taxable income in the foreseeable future, allowing utilization of 100% of its deferred tax assets. Management will continue to evaluate the Company's deferred tax assets in the future to determine whether a deferred tax asset reserve should be reinstated at some future point.


--------------------------------------------------------------------------------
Results of Operations for the Three Month Periods Ending September 30, 2004 and September 30, 2003
--------------------------------------------------------------------------------

Summary Discussion:

In general, the Company continued to benefit from the ongoing trend away from hydrogenated culinary oils towards a healthier alternative during the third quarter. The Company's Spectrum Naturals(R) brand of expeller-pressed oils, condiments and butter substitutes delivered 5% net sales growth in the third quarter. Additionally, small and medium sized food manufacturers continued their push to eliminate partially hydrogenated oils from their products which drove the Spectrum Ingredients industrial sales up 6% versus the prior year.

The Spectrum Essentials(R) brand of nutritional supplements posted a decline in net sales of 17% versus the prior year, primarily as a result of the Company's new Fresh and Cold program instituted during the third quarter. The Fresh and Cold program features an Every Day Low Pricing concept and requires the Company's distributors to handle the Spectrum Essentials(R) products like a perishable product line. Previously, distributors purchased forward when the Spectrum Essentials(R) brand was on promotion. This resulted in older product on the retail shelf, which left the Company at a disadvantage versus its primary competitor in the category which ships direct to retail. The Fresh and Cold program discontinued the practice of occasionally promoting the Spectrum Essentials(R) brand and required distributors to reduce their inventories to approximately a thirty day supply. This one-time inventory adjustment by distributors was the primary cause behind the 17% reduction in net sales for Spectrum Essentials(R) versus the prior year. Sales of the Spectrum Essentials(R) products are expected to return to normal levels during the fourth quarter and beyond.

The Company reported net income of $32,300 for the third quarter, which was down 90% versus the prior year. The reduced profitability was primarily due to margin pressure on the Spectrum Naturals(R) and Spectrum Ingredients product lines as a result of increased costs for certain key organic raw materials such as olive oil and canola oil. Gross margin overall (gross profit expressed as a percentage of net sales) was down almost three points versus the prior year. The Company increased its selling prices in certain culinary product lines for the third time this year on August 15, 2004.

Looking ahead, the Company expects its gross margins to improve versus the 22.8% achieved during the third quarter as a result of a number of initiatives that are expected to improve performance in this area during 2005:

     1. The Company will begin to produce flax oil in the new Iowa facility during the fourth quarter, which will result in improved margins for the Spectrum Essentials(R) segment.

     2. During the fourth quarter and beyond, the Company will enjoy the benefits afforded by all three of the price increases executed on the culinary product lines during 2004.

     3. The Company is currently evaluating the possibility of a hedging and futures program for certain key raw materials as well as certain foreign currencies.

     4. The Company intends to complete the investments in cooperage and equipment required at the new Iowa facility to crush certain key culinary oilseeds for the first time in its history, resulting in lower cost of goods for the Spectrum Naturals(R) and Spectrum Ingredients segments.

     5. Finally, the Company's sales mix was particularly unfavorable during the third quarter as a result of the Fresh and Cold program, which required a one-time reduction of trade inventories of the Spectrum Essentials(R) products, the Company's highest margin segment. The extent of the unfavorable sales mix for the third quarter is not expected to recur.

Also contributing to the reduced net income for the third quarter was increased spending on several new sales and marketing initiatives in 2004. In particular, there was increased spending on the Company's new advertising campaign, the Fresh and Cold program and the re-positioning of the Spectrum Essentials(R) line with new packaging.

Management believes that Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") is an important measure of the Company's operating performance. Management incentive compensation is earned, in part, based on the achievement of EBITDA targets that are established and approved by the Company's Compensation Committee of the Board of Directors prior to the beginning of the year. For the three months ended September 30, 2004 EBITDA was $310,800 compared to $645,200 for the prior year, a decrease of $334,400 or 52%. The reduced performance in 2004 is discussed in detail below, but was primarily attributable to decreased gross profit and increased sales and marketing expenses.

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



The Company's calculations to arrive at EBITDA are detailed in the following table:

                                                           Three Months Ended
                                                                Sept. 30,
                                                            2004         2003
                                                          --------     --------
Net income                                                $ 32,300     $325,300
Add back:       Provision for income taxes                  21,500       16,800
                Interest expense                            98,300      164,200
                Depreciation and amortization expense      158,700      138,900
                                                          --------     --------
EBITDA                                                    $310,800     $645,200
                                                          ========     ========

The following is Managements' discussion and analysis of the significant line items within the financial statements and the reasons behind the trends and variances versus the prior year.

Revenues:

Spectrum's net sales for the third quarter were $12,189,400 compared to $12,168,900 for 2003, an increase of $20,500 or less than 1%. The increase is detailed by segment in the following table:

                                                     Three Months Ended September 30,
                                                    2004          2003        % Change
                                                 -----------   -----------   -----------
Spectrum Naturals(R) Culinary Products           $ 6,069,200   $ 5,796,500           +5%
Spectrum Essentials(R) Nutritional Supplements     2,281,100     2,761,100          -17%
Spectrum Ingredients/Other                         3,839,100     3,611,300           +6%
                                                 -----------   -----------   -----------
  Total Net Sales                                $12,189,400   $12,168,900          --
                                                 ===========   ===========   ===========

Within the Spectrum Naturals(R) culinary products, sales were significantly higher than prior year in olive oil (+24%), food service oils (+15%) and vinegar
(+10). The Company's culinary oils continued to benefit from increased consumer awareness of the importance of avoiding hydrogenated oils.

Spectrum Essentials(R) nutritional supplement sales decreased 17% versus the prior year, primarily as a result of the Fresh and Cold program and the related one-time reduction in distributor inventory levels. Packaged liquid supplements, which encompass the majority of the Spectrum Essentials(R) line, decreased by 24% versus the prior year. Sales of encapsulated nutritional supplements, primarily flax and fish oil, increased 7% versus the prior year as a result of increased demand for fish oil. The Company anticipates continued strong demand for its fish oil products in the near future as health practitioners continue to extol the benefits of Omega-3 supplementation of one's diet via fish oil.

The Spectrum Ingredients sales increased 6% versus the prior year on the strength of increased industrial demand for non hydrogenated oils. Many small and mid-sized food manufacturers are eliminating partially hydrogenated oils from their products, which lends itself directly to the Spectrum Ingredients product offerings. The Company expects this to continue as the FDA-mandated disclosure of trans fats on packaged food labels takes effect on January 1, 2006.

                                       16



Cost of Goods Sold:

The Company's cost of goods sold for the third quarter was $9,411,700 versus
$9,069,100 for the prior year, an increase of 4%. The increase was primarily volume-related with respect to the Spectrum Essentials(R) segment and both volume and rate driven in the Spectrum Naturals(R) and Spectrum Ingredients(R) segments, as detailed in the following table:

                                                    Three Months Ended September 30,
                                                     2004         2003       % Change
                                                  ----------   ----------   ----------
Spectrum Naturals(R) Culinary Products            $4,810,200   $4,412,800          +9%
Spectrum Essentials(R) Nutritional Supplements     1,198,200    1,528,800         -22%
Spectrum Ingredients/Other                         3,403,300    3,127,500          +9%
                                                  ----------   ----------   ----------
  Total Cost of Goods Sold                        $9,411,700   $9,069,100          +4%
                                                  ==========   ==========   ==========

Cost of goods sold as a percent of net sales increased to 77.2% in 2004 versus
74.5% in 2003. The increase was primarily due to increased raw material costs in most of the Company's culinary product lines and an unfavorable sales mix that featured a higher concentration of Spectrum Ingredients products, the Company's lowest margin items and an unusually low concentration of Spectrum Essentials(R) products, the Company's highest margin items, as a result of the Fresh and Cold program. Imported olive oil from Europe was sharply higher than the prior year as a result of the dollar's weakness versus the euro, which drove the cost of the Spectrum Naturals(R) packaged olive oils up. Organic canola oil, a key raw material in many of the culinary products, was also higher as a result of increased demand and the dollar's weakness versus the Canadian dollar. Partially offsetting the higher raw material costs on the culinary products was lower flaxseed costs which have returned to historically normal levels. As a result, the Spectrum Essentials(R) cost of goods sold as a percent of net sales was three points less than the prior year. The Company expects to maintain gross margins near 50% for the Spectrum Essentials(R) segment for the foreseeable future.

Gross Profit:

Gross profit for the third quarter was $2,777,700 versus $3,099,800 for the prior year, a decrease of 10%. The decrease was primarily attributable to the raw material cost increases described above, partially offset by volume increases in the Spectrum Naturals(R) and Spectrum Ingredients segments, as detailed in the following table:

                                                    Three Months Ended September 30,
                                                    2004          2003       % Change
                                                    ----          ----      ----------

Spectrum Naturals(R) Culinary Products           $1,259,000   $ 1,383,700         - 9%
Spectrum Essentials(R) Nutritional Supplements    1,082,900     1,232,300         -12%
Spectrum Ingredients/Other                          435,800       483,800         -10%
                                                 ----------   -----------   ----------
  Total Gross Profit                             $2,777,700   $ 3,099,800         -10%
                                                 ==========   ===========   ==========

Gross profit as a percent of net sales (gross margin) was 22.8% for 2004 versus
25.5% for 2003, primarily as a result of the increased raw material costs in the Company's culinary product lines and the unfavorable sales mix.

                                       17

Sales and Marketing Expenses:

The Company's sales and marketing expenses for the third quarter were $1,697,000 or 13.9% of net sales, versus $1,634,200 or 13.4% of net sales for the prior year. The increase in spending of $62,800 is detailed in the following table which reconciles sales and marketing spending for the third quarter of 2004 versus 2003, and discloses the significant variances by spending category:

      Total sales and marketing expenses, third quarter 2003        $ 1,634,200
         Increased advertising                                          101,300
         Increased compensation and benefits                             59,600
         Decreased broker commissions                                   (51,300)
         Decreased trade show and public relations spending             (44,300)
         All other, net                                                  (2,500)
                                                                    -----------
      Total sales and marketing expenses, third quarter 2004        $ 1,697,000
                                                                    ===========

The increased advertising spending was related to the launch of the new "I am Spectrum" campaign for 2004. The increased compensation and benefits was attributable to increased staffing in the Marketing Department. The decreased broker commissions were related to the decreased sales of the Spectrum Essentials(R) products. The decreased trade show and public relations expenses were primarily due to the timing of the Expo-East trade show, which fell in September 2003 versus October 2004.

General and Administrative Expenses:

The Company's general and administrative expenses for the third quarter were $932,500 or 7.7% of net sales, versus $959,300 or 7.9% of net sales for the prior year. The decrease in spending of $26,800 is detailed in the following table which reconciles general and administrative spending for the third quarter of 2004 versus 2003, and discloses significant variances by spending category:

      Total general and administrative expenses, third quarter 2003   $ 959,300
        Iowa relocation expenses                                         30,800
        Decreased compensation and benefits expense                     (55,500)
        All other, net                                                   (2,100)
                                                                      ---------
      Total general and administrative expenses, third quarter 2004   $ 932,500
                                                                      =========

The Iowa relocation expenses were primarily associated with consulting in conjunction with the Company's relocation of its manufacturing facility to Cherokee, Iowa. The decreased compensation and benefits expense was primarily associated with reduced accruals in 2004 for incentive compensation as a result of the lower profitability of the Company versus the prior year.

Interest Expense:

The Company's interest expense for the third quarter was $98,300 versus $164,200 for the prior year. The decrease of $65,900 (40%) was primarily attributable to the early termination expense in the prior year of $70,400 associated with the change in primary lenders on July 11, 2003. The Company paid a one-time fee of $62,400 to its former primary lender and wrote-off the remaining unamortized loan fee of $8,000 associated with that loan and security agreement.

Provision for Income Taxes:

The Company recorded a provision for income taxes of $21,500 for the three months ended September 30, 2004 versus a provision for state income taxes of $16,800 for the prior year. The provision for 2004 was estimated at 40% of the Company's income before taxes.

--------------------------------------------------------------------------------
Results of Operations for the Nine Month Periods Ending September 30, 2004 and September 30, 2003
--------------------------------------------------------------------------------

Summary Discussion:

In general, the Company continued to deliver strong sales growth on the culinary side of the business for the nine months ended September 30, 2004. Net sales growth versus the prior year was 19% for the Spectrum Ingredients segment and 16% for the Spectrum Naturals(R) segment, as both industrial customers and the retail consumer continued their shift toward non-hydrogenated oils. The Spectrum Essentials(R) segment net sales were down 8% versus the prior year, primarily as a result of the Fresh and Cold program and increased competition in the organic flax oil category.

The Company reported net income of $101,700 for the nine months ended September 30, 2004, a decline of 92% versus the prior year. The decline was primarily due to margin pressure in all three segments as a result of increased costs for certain key organic raw materials such as canola oil and olive oil. Gross margin overall was down four points versus the prior year as a result of the increased raw material costs and a particularly unfavorable sales mix as a result of the Fresh and Cold program, which required a one-time reduction of trade inventories of the Spectrum Essentials(R) products, the Company's highest margin segment.

The Company has taken three separate price increases within the Spectrum Naturals(R) segment; the most recent was effective on August 15, 2004. The Company is planning a price increase of the Spectrum Naturals(R) products for the Canadian market to be effective on January 1, 2005. Despite these price increases, Management has been unable to pass on all of its cost increases to consumers.

Management anticipates that margins will improve in 2005 as a result of several initiatives. In addition to the actions described in managements' discussion and analysis of the results of operations for the third quarter, the following are additional items that had a detrimental impact on gross margins during the nine months ended September 30, 2004 that are not expected to recur:

     1. During the first four months of 2004, the Company sold through all the high cost Chinese flax seed purchased during 2003. Since then, the Company's raw material cost for flaxseed has been 40%-50% less.

     2. The commodity cycle has been particularly unfavorable during 2004, with the edible fats and oils index hitting a twenty year high as a result of increased demand, short crops and transportation and importation cost increases. Like all commodity cycles, the Company anticipates a reversion to the mean to eventually occur, primarily due to factors outside its control, such as weather and crop harvest sizes.

Management believes that Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") is an important measure of the Company's operating performance. For the nine months ended September 30, 2004 EBITDA was $880,400 compared to $2,025,500 for the prior year, a decrease of $1,145,100 or 57%. The reduced EBITDA in 2004 is discussed in detail below, but was primarily attributable to decreased gross profit and increased sales and marketing expenses.

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

The Company's calculations to arrive at EBITDA are detailed in the following table:

                                                     Nine Months Ended Sept. 30,
                                                         2004          2003
                                                      -----------   -----------
Net income                                            $   101,700   $ 1,276,900
Add back:    Provision for income taxes                    67,700        81,200
             Interest expense                             250,100       317,200
             Depreciation and amortization expense        460,900       350,200
                                                      -----------   -----------
EBITDA                                                $   880,400   $ 2,025,500
                                                      ===========   ===========

The following is Management's discussion and analysis of the significant line items within the financial statements and the reasons behind the trends and variances versus the prior year.

Revenues:

Spectrum's net sales for the nine months ended September 30, 2004 were $37,733,900 compared to $33,858,000 for 2003, an increase of $3,875,900 or 11%.
The increase is detailed by segment in the following table:

                                                     Nine Months Ended September 30,
                                                     2004             2003    % Change
                                                     ----             ----      -----
Spectrum Naturals(R) Culinary Products           $ 17,979,100     $ 15,453,600    +16%
Spectrum Essentials(R) Nutritional Supplements      7,080,400        7,737,700     -8%
Spectrum Ingredients/Other                         12,674,400       10,666,700    +19%
                                                 ------------     ------------  ------
  Total Net Sales                                $ 37,733,900     $ 33,858,000    +11%
                                                 ============     ============  ======

Within the Spectrum Naturals(R) culinary products, sales were significantly higher than prior year in olive oil (+46%), food service oils (+22%), packaged culinary oils (+15%), vinegar (+24%) and mayonnaise (+9%). The Company's culinary oils continued to benefit from increased consumer awareness of the importance of avoiding hydrogenated oils.

Spectrum Essentials(R) nutritional supplement sales decreased 8% versus the prior year, primarily as a result of the Fresh and Cold program which entailed a one-time reduction in trade inventory levels in order to improve the freshness of product at the retail shelf. Also contributing to the lower sales was increased competition in the organic flax oil category. Packaged liquid supplements, which encompass the majority of the Spectrum Essentials(R) line, decreased by 13% versus the prior year. Sales of encapsulated nutritional

                                       20



supplements, primarily flax and fish oil, increased 16% versus the prior year on the strength of increased consumer demand for fish oil. The increased demand for fish oil is expected to continue in the foreseeable future due to increased mainstream media coverage of the benefits of Omega-3 diet supplementation with cold water fish oils.

The Spectrum Ingredients sales were up 19% versus the prior year on the strength of increased customer demand for non hydrogenated oils. Many small and mid-sized food manufacturers are eliminating partially hydrogenated oils from their products, which lends itself directly to the Spectrum Ingredients product offerings. This trend is expected to continue as the FDA-mandated disclosure of trans fats on packaged food labels becomes effective on January 1, 2006.

Cost of Goods Sold:

The Company's cost of goods sold for the nine months ended September 30, 2004 was $29,093,900 versus $24,719,800 for the prior year, an increase of 18%. The increase was primarily volume-related with respect to the Spectrum Ingredients segment and both volume and rate driven in the Spectrum Naturals(R) and Spectrum
Essentials(R) segments, as detailed in the following table:

                                                         Nine Months Ended September 30,
                                                       2004           2003         % Change
                                                       ----           ----        ----------
Spectrum Naturals(R) Culinary Products              $13,799,800    $11,351,600        +22%
Spectrum Essentials(R) Nutritional Supplements        3,988,900      4,130,900         -3%
Spectrum Ingredients/Other                           11,305,200      9,237,300        +22%
                                                    -----------    -----------    -----------
  Total Cost of Goods Sold                          $29,093,900    $24,719,800        +18%
                                                    ===========    ===========    ===========

Cost of goods sold as a percent of net sales increased to 77.1% in 2004 versus
73.0% in 2003. The increase was primarily due to increased raw material costs in most of the Company's consumer packaged product lines and an unfavorable sales mix that featured a higher concentration of Spectrum Ingredients products, the Company's lowest margin items. Raw material costs were higher in the Company's
Spectrum Essentials(R) products as the remaining high cost flaxseed purchased from China in 2003 sold through during the first four months of 2004. Imported olive oil from Europe was sharply higher than the prior year as a result of the dollar's weakness versus the euro, which drove the cost of the Spectrum
Naturals(R) packaged olive oils up. Finally, organic canola oil, a key raw material in many of the culinary products, was also higher as a result of increased demand and the dollar's weakness versus the Canadian dollar.

Gross Profit:

Gross profit for the nine months ended September 30, 2004 was $8,640,000 versus
$9,138,200 for the prior year, a decrease of 5%. The decrease was primarily attributable to the raw material cost increases described above, and the impact of the Fresh and Cold program on the Spectrum Essential(R) brand, the Company's most profitable product line. Gross profit by segment is detailed in the following table:

                                       21



                                                        Nine Months Ended September 30,
                                                       2004           2003        % Change
                                                       ----           ----       -----------
Spectrum Naturals(R) Culinary Products             $ 4,179,300    $ 4,102,000        +2%
Spectrum Essentials(R) Nutritional Supplements       3,091,500      3,606,800       -14%
Spectrum Ingredients/Other                           1,369,200      1,429,400        -4%
                                                   -----------    -----------    -----------
  Total Gross Profit                               $ 8,640,000    $ 9,138,200        -5%
                                                   ===========    ===========    ===========

Gross profit as a percent of net sales (gross margin) was 22.9% for 2004 versus
27.0% for 2003, primarily as a result of the increased raw material costs in the Company's consumer packaged product lines and the unfavorable sales mix.

Sales and Marketing Expenses:

The Company's sales and marketing expenses for the nine months ended September
30, 2004 were $5,401,900 or 14.3% of net sales, versus $4,699,000 or 13.9% of net sales for the prior year. The increase in spending of $702,900 is detailed in the following table which reconciles sales and marketing spending for 2004 versus 2003, and discloses the significant variances by spending category:

     Total sales and marketing expenses, first nine months of 2003     $ 4,699,000
        Increased advertising                                              539,400
        Increased compensation and benefits                                193,400
        Increased sponsorships                                              76,100
        Decreased market research spending                                 (77,400)
        Decreased broker commissions                                       (31,800)
        All other, net                                                       3,200
                                                                       -----------
     Total sales and marketing expenses, first nine months of 2004     $ 5,401,900
                                                                       ===========

The increased advertising spending was related to the launch of the new "I am
Spectrum" campaign for 2004. The increased compensation and benefits was primarily associated with increased staffing in the Marketing Department. The increased sponsorships have enabled the Company to maintain a greater presence with influential health practitioners with regards to the importance of healthy oils. The decreased market research spending was primarily attributable to focus group research conducted in 2003 on the Spectrum Essentials(R) brand. The decreased broker commissions were primarily attributable to the lower Spectrum
Essentials(R) sales this year as a result of the Fresh and Cold program.

General and Administrative Expenses:

The Company's general and administrative expenses for the nine months ended
September 30, 2004 were $2,836,300 or 7.5% of net sales, versus $2,774,500 or 8.2% of net sales for the prior year. The increase in spending of $61,800 is detailed in the following table which reconciles general and administrative spending for 2004 versus 2003, and discloses significant variances by spending category:

     Total G & A expenses, first nine months of 2003                   $ 2,774,500
       Iowa relocation expenses                                            171,000
       Increased professional fees                                          35,100
       Decreased compensation and benefits expense                        (159,500)
       All other, net                                                       15,200
                                                                       -----------
     Total G & A expenses, first nine months of 2004                   $ 2,836,300
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

Interest Expense:

The Company's interest expense for the nine months ended September 30, 2004 was $250,100 versus $317,200 for the prior year. The decrease of $67,100 (21%) was primarily attributable to the early termination expense in the prior year of $70,400 associated with the change in primary lenders on July 11, 2003. The Company paid a one-time fee of $62,400 to its former primary lender and wrote-off the remaining unamortized loan fee of $8,000 associated with that loan and security agreement.

Provision for Income Taxes:

The Company recorded a provision for income taxes of $67,700 for the nine months ended September 30, 2004 versus a provision for state income taxes of $81,200 for the prior year. The provision for 2004 was estimated at 40% of the Company's income before taxes.

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

The Company could not operate its business without the Credit Facility with Comerica or one similar to it. The Credit Facility calls for continued satisfaction of various financial covenants for 2004 and beyond related to profitability levels, debt service coverage, and the ratio of total liabilities to tangible net worth. As of September 30, 2004 the Company was in compliance with all requirements under the Credit Facility.

At September 30, 2004 the Company had working capital of $1,531,400 which reflected an improvement of $242,200 versus September 30, 2003. The increase was primarily attributable to higher inventories as a result of the sales growth and the reinstatement of $739,500 of net short-term deferred tax assets, partially offset by increased borrowings outstanding under the line of credit to finance the higher level of operations in general.

During 2004 the Company used $769,100 in cash from operating activities, compared to using $1,692,900 in cash in 2003. The decrease in cash used in 2004 was primarily due to reductions in the cash used for working capital items, partially offset by the lower profitability levels in 2004. During 2003 the Company was required to hold significant quantities of flaxseed in inventory prior to production, which was less prevalent in 2004.

Cash used in investing activities was $962,100 in 2004 compared to $1,427,200 in 2003. In 2004 the cash was primarily invested in the new production facility in Iowa. In 2003 the cash was invested in the purchase of the SpectraVac intellectual property and in machinery and equipment, primarily a new rotary labeler and six used expeller presses which were subsequently installed in the new Iowa facility.

Cash provided by financing activities was $1,731,400 in 2004 compared to cash provided of $3,202,300 in 2003. The cash provided in 2004 was primarily from proceeds under the revolving line of credit and the capital expenditures term note. The cash provided in 2003 was primarily increased borrowing under the revolving line of credit and the refinancing of the Company's bank term debt to finance the equipment purchases and the cash used for operating activities.

Management believes that future cash flows from operations and available borrowing capacity under the revolving line of credit should provide adequate funds to meet the Company's estimated cash requirements for the foreseeable future. Excess borrowing capacity under the revolving line of credit was $900,300 and $1,515,200 at September 30, 2004 and 2003, respectively.

The Company does not utilize off-balance sheet financing arrangements. There were no transactions with special purpose entities that give the Company access to assets or additional financing or carry debt that is secured by the Company.

Related Party Transactions and Other Relationships:

There was one significant transaction with a related party during the nine months ended September 30, 2004. The Company paid consulting fees of $33,000, plus expenses incurred, to Running Stream Food and Beverage, Inc. ("RSFB"). RSFB provided private label consulting and management services to the Company until April 16, 2004 and is owned and operated by John R. Battendieri, a non-executive Director of the Company until his resignation from the Board of Directors effective April 1, 2004. The Company elected to terminate the consulting services agreement with RSFB at the end of its two-year term on April 16 in order to focus on its core business in healthy oils and nutritional supplements. In the opinion of Management, the consulting fees paid to RSFB were fair, reasonable and consistent with terms the Company could have obtained from an unaffiliated third party.

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

Throughout the course of its fiscal year, the Company utilizes a variable interest rate line of credit at various borrowing levels. For the nine months ended September 30, 2004 the average outstanding balance under the line of credit was $5,641,500 with a weighted average effective interest rate of 3.8% per annum. For the nine months ended September 30, 2003 the average outstanding balance under the line of credit was $4,504,400 with a weighted average effective interest rate of 4.8% per annum. Effective July 11, 2003 with the change in the primary banking relationship to Comerica Bank, the line of credit agreement called for the interest rate to float at the prime rate or LIBOR plus
2.25%, at the Company's option. The previous line of credit agreement called for the interest rate to float at the prime rate plus 1.0%.

Certain other debt items are also sensitive to changes in interest rates. The following table summarizes estimated fair values, future principal payments and related weighted average interest rates by expected maturity date for long-term debt, excluding capital leases, as of September 30, 2004 ($ thousands):

                                       Expected Future Principal Payments
                                            (Years Ended December 31)
                        2004       2005       2006       2007       2008       2010        Total      Fair Value
                        ----       ----       ----       ----       ----       ----        -----        ------
Long Term Debt:
Fixed Rate            $ 78.5     $228.2        --         --         --         --        $  306.7     $  306.7
  Avg. Int. Rate         9.2%       9.2%       --         --         --         --             9.2%
Variable Rate         $ 62.5     $450.0     $450.0      $450.0     $324.3       --        $1,736.8     $1,736.8
  Avg. Int. Rate        Var.       Var.       Var.       Var.       Var.        --           Var.
Imputed Rate             --         --         --         --         --        $513.3     $  513.3     $  320.6
  Avg. Int. Rate         --         --         --         --         --           7.6%         7.6%

The fair value of all long-term debt is equal to the sum of the expected future principal payments with the exception of the non-interest bearing note payable due in one lump sum of $513,300 on December 31, 2010. Interest has been imputed on that note at an effective rate of 7.6% per annum, leaving a fair value at September 30, 2004 of $320,600.

In the ordinary course of its business the Company enters into commitments to purchase raw materials over a period of time, generally six months to one year, at contracted prices. At September 30, 2004 these future commitments approximated fair value because they were not at prices in excess of current market, nor in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

The Company is subject to a wide variety of risks in the ordinary course of its business. Some of the more significant risks include heavy concentrations of sales with a few key customers; heavy concentrations of raw material supply with a few key suppliers; heavy reliance on several key processors for its dressings,

                                       25

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

There were no material changes in the Company's internal control system during the nine months ended September 30, 2004. Management is not aware of any significant deficiencies in the design or operation of internal controls.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

Industrial Accident

On February 4, 2004 the Company pleaded no contest to two misdemeanor counts of violations under CLCS 6425, violation of a regulation issued by the California Occupational Health and Safety Administration ("CAL-OSHA"), requiring employers to provide, maintain and ensure employees use required confined space equipment. The plea arose in connection with a tragic production accident on April 25, 2002 that resulted in the death of two of the Company's employees. Under the Terms of Settlement and Probation entered into with the plea, the Company agreed to pay a fine of $150,000 in three annual installments of $50,000 each on June 1, 2004, 2005 and 2006. In addition the Company paid $150,000 in restitution to the California District Attorneys Association Workers Safety Training Account to assist in the prosecution of worker safety cases in the State of California. The Company also reimbursed costs of $25,000 each to the Petaluma Police Department, the Petaluma Fire Dept. and the Sonoma County District Attorney's Office. Finally, an additional fine of $250,000 under CLCS 6425 was suspended conditioned upon the Company's compliance with the terms of court supervised probation for three years. Accordingly, the Company accrued an expense of $375,000 against the year ended December 31, 2003 to cover the net present value of the above payments, plus estimated attorney's fees to reach agreement on the plea with the District Attorney's Office. Total payments made in connection with the plea during the nine months ended September 30, 2004 were $275,000.

At September 30, 2004 the remaining unsettled issues in connection with the industrial accident were the CAL-OSHA proposed penalties of $137,900 which have been appealed by the Company, and one remaining appeal filed with the Workers' Compensation Appeals Board of California for serious and willful misconduct penalties. The Company intends to defend itself and believes it has meritorious defenses, since the CAL-OSHA citations did not include any willful penalties. If actually litigated, the workers compensation appeal is an all-or-nothing proposition under which the Company will either be liable for an amount equal to 50% of the eventual death benefit to be paid by the Company's worker's compensation insurance carrier at the time of the accident, or nothing. Based on the advice of counsel, the Company expects the workers compensation appeal to be settled rather than litigated. The Company had a reserve of $196,500 at September 30, 2004 to cover the anticipated settlement of these outstanding issues and the two remaining installments of $50,000 each under the CLCS 6425 fine, which Management believes will be approximately adequate.

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

The Company has joined a Joint Defense Group established by attorneys representing several of the defendants in the Complaint. Total attorney's fees incurred by the Company as a member of the Joint Defense Group for the nine months ended September 30, 2004 were $11,000. Management believes the Complaint will eventually be shown to be without merit. Accordingly, no provision for loss or future attorney's fees has been recorded at September 30, 2004.

Patent Infringement Complaint

The Company was previously involved in a dispute with GFA Brands, Inc. ("GFA") that the Spectrum Naturals(R) Organic Margarine was infringing upon two patents issued in the United States that pertain to particular oil compositions suitable for human consumption. The patents were granted to Brandeis University, which exclusively licensed them to GFA. The Company withdrew the margarine from the market and began to evaluate reformulating the product while pursuing its rights against GFA. On August 28, 2001 the Company filed a complaint against GFA for declaratory judgment of non-infringement and invalidity of the patents.

On August 30, 2004 the case was settled via a joint stipulation to dismiss all claims without prejudice to either party since the Spectrum Naturals(R) Organic Margarine remains off the market while the Company and its copacker evaluate the reformulated product. Management continues to believe that the original formula for the margarine fell outside the claims made in the Brandeis University patents and that the patents should be declared invalid. However, the Company cannot justify the excessive legal expenses associated with patent infringement litigation.


Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

During the nine months ended September 30, 2004 the Company issued 132,166 shares of its common stock for the exercise of stock options. Total proceeds received by the Company were $45,900.

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

None.


Item 5.  Other Information
--------------------------

None.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits:

     31.08 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.09 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.08 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.09 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K during the quarter ended September 30, 2004:

     The Company filed a Current Report on Form 8-K on August 5, 2004 disclosing the Company's unaudited financial position and results of operations as of and for the three months ended June 30, 2004.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2004                      SPECTRUM ORGANIC PRODUCTS, INC.

                                            By:  /s/  Robert B. Fowles
                                               -------------------------------
                                                      Robert B. Fowles
                                                      Duly Authorized Officer &
                                                      Chief Financial Officer