Form 10-K
period 2004-12-31
SPECTRUM ORGANIC PRODUCTS INC
filed 2005-03-24
CIK 1034992

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

                  Registrant's telephone number: (707) 778-8900

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or by amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
                                  Yes[ ]   No [X]

As of March 4, 2005 there were 46,405,943 shares of the Registrant's common stock outstanding, and the aggregate market value, excluding shares held by affiliates, was $8,922,381 as quoted on the OTC Bulletin Board System.

--------------------------------------------------------------------------------
                                                                          Page 1

                                     PART I

ITEM 1. BUSINESS
----------------

Introduction

Spectrum Organic Products, Inc., a California corporation ("Spectrum", the "Registrant" or the "Company") competes primarily in three business segments: natural and organic foods under the Spectrum Naturals(R) brand, essential fatty acid nutritional supplements under the Spectrum Essentials(R) brand, and industrial ingredients for use by other manufacturers sold under the Spectrum Ingredients name. The vast majority of the Company's products are oil-based and the Company has positioned itself as "The Good Fats Company" by differentiating its products from mass market alternatives in the following ways:

     1. All raw ingredients used in Spectrum products, from olives to nut seeds to soybeans are certified to be free of genetically modified organisms ("non-GMO").

     2. Oils are extracted from the raw ingredients via expeller (mechanical) pressing. No harsh chemicals or solvents are ever used. Expeller pressing retains the natural flavor and nutrients and minimizes the damage from the effects of heat, light and oxygen.

     3. Spectrum oils are only refined when a more neutral-tasting oil is desired or for oils that need to perform well in high heat culinary applications. Spectrum organic oils are gently refined at the lowest temperatures possible using natural agents like citric acid.

     4. Spectrum oils never undergo post-refining. Mass market oils often undergo hydrogenation to prolong shelf lives and to create solid fats from oils that would naturally be liquids at ambient temperatures.

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

--------------------------------------------------------------------------------
                                                                          Page 2

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

History

Spectrum was incorporated in 1980 to bring nutrition and quality into the vegetable oil category. In the beginning natural oils were manufactured and distributed in bulk. Six years later the Spectrum Naturals(R) brand was launched. Over time SNI expanded its product lines to include condiments and salad dressings under the Spectrum Naturals(R) brand and nutritional supplements under the Spectrum Essentials(R) brand. The brands are positioned as premium, healthy alternatives to conventional products as a result of the organic sourcing of raw ingredients and the chemical-free extraction of the oils utilizing mechanical (expeller) pressing techniques. SNI has been a leading innovator in the development and marketing of expeller-pressed and certified organic vegetable oils. The Company has also been a leading proponent of testing and verifying the absence of genetically modified organisms in its culinary oils. SNI has marketed natural mayonnaise since 1987, organic vinegar since 1989 and healthy fat salad dressings since 1996. Spectrum Spread(R), a healthy alternative to butter or margarine in baking applications was introduced in 1993.

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

In 1995 the Company formed Spectrum Commodities, Inc. to serve other natural food manufacturers with similar bulk ingredient needs. SCI's mission was to improve the integrity of ingredients used in food manufacturing by offering expeller-pressed oils in place of those made with harsh chemical solvents. SCI also secured exclusive distribution rights to new products such as organic palm and coconut oils. SCI works with a distribution network that has railcar pumping stations and warehouses on both coasts. SCI provides industrial quantities of organic and expeller-pressed culinary and nutritional oils and organic vinegar to manufacturers, co-packers, private label and food service accounts. The SCI product lines are now offered for sale under the Spectrum Ingredients ("SI") name.

OFPI went public in August 1997 and was traded on the NASDAQ Small Cap Market until being delisted in May 1999 due to non-compliance with the net tangible assets requirement. Since then the Company's common stock has traded on the OTC Bulletin Board System under the ticker symbol "OFPI" until the October 1999 merger, after which the Company changed its name to Spectrum Organic Products, Inc. and its ticker symbol to "SPOP.OB."

The Company offers its products here in the United States as well as internationally to natural and mainstream retailers and manufacturers. Retail products are sold in, but not limited to, stores such as Whole Foods, Wild Oats, Raley's and Trader Joe's. The Company manages its business under the following three product segments:

--------------------------------------------------------------------------------
                                                                          Page 3

SPECTRUM NATURALS(R) CULINARY SEGMENT

The Company introduces and discontinues products on a regular basis, consistent with customary practices of other firms in the processed food industry. The Company's current culinary products, which include organic and Orthodox Union certified products, include the following:

Culinary Oils

The Company's largest culinary product line is olive oil. Spectrum markets organic and conventional extra virgin olive oil in various sizes. The Company also offers olive oils from various geographic regions including Greece, Spain, Italy, Tunisia, Argentina and California.

Spectrum also markets other refined, unrefined, blended and organic cooking oils under the Spectrum Naturals(R) brand. The other culinary oils include almond, apricot, avocado, canola, coconut, corn, palm fruit, peanut, pumpkin seed, hazelnut, safflower, sesame, soy, sunflower and walnut.

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


SPECTRUM ESSENTIALS(R) NUTRITIONAL SUPPLEMENT SEGMENT

Spectrum markets essential fatty acid nutritional supplements under the Spectrum Essentials(R) brand. The supplements are available in both liquid and capsule forms. The essential fatty acid supplement oils include Flax, Borage, Evening Primrose, Cod Liver, Norwegian Fish and Wheat Germ oils in various sizes, flavors and blends. The Spectrum Essentials(R) brand also includes two fiber supplements for colon care.

--------------------------------------------------------------------------------
                                                                          Page 4

SPECTRUM INGREDIENTS/PRIVATE LABEL SEGMENT

The Company offers a wide variety of certified organic and non-organic industrial ingredients to other food manufacturers, including olive oils and numerous other vegetable cooking oils in both refined and unrefined states, vinegar, mayonnaise, shortening and nutritional oils (primarily flax oil) sold in institutional sizes and bulk capsules.

The private label product lines include programs for natural and organic food retailers such as Whole Foods and Trader Joe's. These programs include canola oil, mayonnaise, olive oil, and flax oil products.

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

In 2004 United Natural Foods, Inc. ("UNFI") accounted for approximately 42% of the Company's net sales, versus 36% in 2003 and 50% in 2002. The loss of UNFI as a customer would have a material adverse effect on Spectrum's operations. The Company has one independent Director, Thomas B. Simone, who also serves as Vice Chair and Lead Independent Director of the Board of United Natural Foods, Inc. UNFI's percentage of sales decreased from the 2002 level because of the growth of the Spectrum Ingredients Division as a percent of total sales. The Spectrum Ingredients product lines are sold to domestic food manufacturers.

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

Manufacturing Facilities and Suppliers

Spectrum manufactures the Spectrum Essentials flax oil products in a leased facility located at 1510 South 2nd Street, Cherokee, Iowa. The Cherokee facility is managed under a strategic alliance with BIOWA Nutraceuticals, LLC ("BIOWA"). BIOWA provides custom manufacturing services to the Company utilizing the Company's proprietary technology and equipment. During 2004 the Company closed its leased manufacturing facility at 133 Copeland Street, Petaluma, California, where its flax oil products were formerly produced.

--------------------------------------------------------------------------------
                                                                          Page 5

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

Spectrum uses co-packers to process and package its vinegars, condiments, dressings, mayonnaise, shortening, spreads and encapsulated nutritional products. The Company's primary co-packer of branded products represented approximately 9%, 11% and 11% of the cost of goods sold in 2004, 2003 and 2002, respectively. While a change in co-packers could cause a delay in production and a possible loss of sales, the Company believes other manufacturers are available who could provide processing at similar prices and terms.

Organic raw materials are available from a limited number of sources. The Company maintains long-term relationships with most of its organic suppliers. Purchase arrangements are generally made annually in either U.S. dollars or the local currency of the supplier. The Company had one vendor of canola oil that supplied approximately 17%, 16% and 11% of Spectrum's raw material purchases in 2004, 2003 and 2002, respectively. The Company believes that other suppliers are available who could provide products at similar prices and terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which could adversely affect operating results.

Competition

The natural food and health food industries in general and the condiment, culinary oil and nutritional supplement businesses in particular, are highly competitive and there are numerous multinational, regional and local firms that currently compete, or are capable of competing, with Spectrum. In the natural foods category Spectrum's principal competitors are private label offerings and the Hain Celestial Group. Spectrum competes with numerous brands in the non-organic vegetable oil category including Puritan and Wesson. In the olive oil category, competitors include Colavita, Hain and Dal Raccolto. The nutritional supplement competitors include Health From The Sun and Barleans. The Company also faces competition in the natural food condiment market from Eden, Canoleo, Nasoya, Annie's and Braggs. Competitors in the non-organic condiments market include H.J. Heinz Company and International Home Foods, which markets Best Foods Mayonnaise.

Competitive factors in the specialty foods industry include price, quality, brand image and flavor. Spectrum positions its product lines to be slightly more expensive than their non-organic food counterparts but consistent with prices charged by other organic food marketers. Management believes its products compete favorably against other organic foods with respect to quality and flavor.

Trade Names and Trademarks

The Company has federal registration for its Spectrum Naturals, Spectrum Essentials, Spectrum Spread and Spectrum Naturals Organic Margarine trademarks. However, there can be no assurance that any trademark or trade name will not be copied or challenged by others.

Government Regulation and Independent Certification

The Company is subject to various federal, state and local regulations relating to cleanliness, maintenance of food production equipment, food storage and food handling and the Company is subject to unannounced on-site inspections of its manufacturing facilities. As a manufacturer and distributor of foods, the Company is subject to regulation by the United States Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the United States Department of Agriculture ("USDA") and the Occupational Safety and Health Administration ("OSHA") in connection with the manufacture, sale, safety, advertising, handling, storage, transportation, labeling and processing of food products. In order to offer organic and kosher food products, the Company is also subject to inspection and regulation by third party certification agencies, such as Quality Assurance International and the Orthodox Union.

--------------------------------------------------------------------------------
                                                                          Page 6

The USDA adopted regulations with respect to the labeling and certification of organic foods which were implemented on October 21, 2002. The Company has made the required label revisions and is in compliance with the additional requirements for third party organic certification.

The FDA proposed new guidelines with respect to the labeling of genetically engineered foods on January 18, 2001. Final guidance is expected to be issued in the near future. However, since Spectrum never utilizes genetically engineered seed or raw materials, and has a third party testing program in place to verify the absence of these, the guidelines are not expected to effect the labeling of the Company's products.

Additionally, the FDA issued its final ruling amending the nutritional labeling regulations on packaged foods on July 11, 2003. This ruling requires the declaration of trans fatty acids on nutritional labels effective January 1, 2006. Trans fatty acids are found in hydrogenated or partially-hydrogenated oils and are suspected by many health care practitioners to be a contributor to heart disease, diabetes and the obesity epidemic in the United States. None of Spectrum's products contain trans fatty acids; therefore, this ruling is not expected to effect the labeling of the Company's products.

In response to the terrorist attacks against the United States on September 11, 2001 the U.S. government has taken aggressive action to protect the nation's food supply. In June 2002 the FDA enacted the Public Health Security and Bioterrorism Preparedness and Responsive Act of 2002 (the "Bioterrorism Act"). The Bioterrorism Act mandated that all food companies comply with four new requirements with regards to the importation of food products to the United States as of December 2003:

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

Additionally, the BCBP has initiated a key cooperative program with the importer community called Customs-Trade Partnership Against Terrorism ("C-TPAT"). The BCBP provides participating companies with guidelines for security enhancement throughout the supply chain and encourages their voluntary enrollment into C-TPAT. The Company has secured membership in the C-TPAT program, which lowers the Company's risk profile with BCBP and improves the efficiency of the importation of raw materials by the Company.

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

--------------------------------------------------------------------------------
                                                                          Page 7

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

Employees

As of March 4, 2005 Spectrum had 66 full-time employees. Spectrum's employees are not covered by a collective bargaining agreement and the Company considers its employee relations to be satisfactory.

Other Information

The following additional information can be found at the Company's website, HTTP://WWW.SPECTRUMORGANICS.COM:

     1. Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and definitive proxy statements are made available at the website as soon as practicable after the report is electronically filed with the SEC.

     2. Statements of Changes in Beneficial Ownership of Securities on Form 4 as filed by each officer and director of Spectrum are also made available at the website as soon as practicable after the report is electronically filed with the SEC.

     3. Charters of the Audit Committee, Compensation Committee and Nominating and Governance Committee of our Board of Directors.

     4. Spectrum's Standards of Business Ethics which apply to all our directors, officers and employees.

     5. Profiles of directors and officers and other information about the Company and its products.


ITEM 2. PROPERTY
----------------

In 2002 the Company began a three phased project to close its former offices and manufacturing facility located at 133 Copeland Street, Petaluma, California. All three phases have now been completed as follows:

In December 2002 the Company consolidated its office space into its new headquarters facility at 5341 Old Redwood Highway, Suite 400, Petaluma, California. The headquarters facility lease is a non-cancelable operating lease of approximately 18,600 square feet which expires on December 31, 2007. Management believes that the headquarters facility is adequate for the Company's needs.

In July 2003 the Company relocated and reconfigured its bottling operation to a third party facility managed by Interpac Technologies, Inc. ("Interpac"), also located in Petaluma, California. Interpac provides custom bottling services to Spectrum utilizing the Company's bottling equipment.

In October 2004 the Company unveiled its new leased flax oil manufacturing facility located in Cherokee, Iowa. The Iowa facility is also managed by a third party, Biowa Nutraceuticals, LLC ("Biowa"), which provides custom crushing and refining of oils to Spectrum utilizing the Company's presses, filtering equipment and proprietary technologies known as SpectraVac.

--------------------------------------------------------------------------------
                                                                          Page 8

Final rent on the Copeland Street facility was paid in November 2004 and the facility has been turned over to the landlord.


ITEM 3. LEGAL PROCEEDINGS
-------------------------

In the ordinary course of business the Company is involved in litigation, most of which is not expected to have a material adverse effect on Spectrum's business, results of operations or financial position. The following summarizes the status of the two significant legal proceedings that were not fully resolved at the date of this report:

Industrial Accident

On February 4, 2004 the Company pleaded no contest to two misdemeanor counts of violations under California Labor Code Section 6425 ("CLCS 6425"), violation of a regulation issued by the California Occupational Health and Safety Administration ("CAL-OSHA"), requiring employers to provide, maintain and ensure employees use required confined space equipment. The plea arose in connection with a tragic production accident on April 25, 2002 that resulted in the death of two of the Company's employees. Under the Terms of Settlement and Probation entered into with the plea, the Company agreed to pay a fine under CLCS 6425 of $150,000 in three annual installments of $50,000 each on June 1, 2004, 2005 and 2006. In addition the Company paid $150,000 in restitution to the California District Attorneys Association Workers Safety Training Account to assist in the prosecution of worker safety cases in the State of California. The Company also reimbursed costs of $25,000 each to the Petaluma Police Department, the Petaluma Fire Department and the Sonoma County District Attorney's Office. Finally, an additional fine of $250,000 under CLCS 6425 was suspended conditioned upon the Company's compliance with the terms of court supervised probation for three years. Accordingly, the Company accrued an expense of $375,000 during the year ended December 31, 2003 to cover the net present value of the above payments, plus attorney's fees. Total payments made during the year ended December 31, 2004 in connection with the plea were $275,000.

CAL-OSHA completed their investigation of the accident and issued their report and notice of proposed penalties on October 18, 2002. Their report included nine citations for safety violations with total proposed penalties of $137,900. There were no willful citations and the CAL-OSHA report acknowledged that all the safety violations had been 100% abated prior to the report's issuance. The Company filed a formal appeal with CAL-OSHA and reached a verbal settlement agreement with CAL-OSHA on December 17, 2004 which calls for the Company to pay penalties totaling $70,500 to close the CAL-OSHA appeal. At the date of this report, the Company was awaiting receipt of an Order from the CAL-OSHA Appeals Board, at which time the Company will remit the $70,500 to close this matter.

The dependents of both deceased employees filed appeals with the Workers' Compensation Appeals Board of California for serious and willful misconduct penalties against Spectrum. On May 25, 2004 the Company settled one of the appeals for $35,000 which was paid on June 3, 2004 and charged against the industrial accident reserve.

As of December 31, 2004 the Company had a remaining reserve of $193,900 to cover the two remaining installments of the fine under CLCS 6425 totaling $100,000, the settlement of the CAL-OSHA appeal for $70,500, and the remaining appeal filed with the Workers' Compensation Appeals Board of California.

The remaining workers compensation appeal is for an additional death benefit equal to 50% of the eventual death benefit to be paid by the Company's workers' compensation insurance carrier at the time of the accident. That amount would be payable by the Company to the dependents of the deceased worker if the dependents successfully establish that the Company was guilty of serious and willful misconduct by allowing unsafe working conditions to exist. If actually litigated, the workers compensation appeal is an all-or-nothing proposition under which the Company will either be liable for 50% of the eventual insurance death benefit or nothing. Based on the advice of counsel, the Company expects

--------------------------------------------------------------------------------
                                                                          Page 9
the remaining workers compensation appeal to be settled rather than litigated. Management believes the remaining reserve of $193,900 will be approximately adequate to cover the present value of the remaining two installments under the CLCS 6425 fine of $50,000 each, the settlement of the CAL-OSHA appeal for $70,500, and the remaining workers compensation appeal.

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

While lead has been shown to cause cancer and reproductive toxicity in humans, the Proposition 65 consumption quantity defined as no significant risk level for cancer was set at 15 micrograms per day. Lead is a naturally occurring element in some wine and balsamic vinegars. Based on the Company's tests, a person would need to consume somewhere between 1.3-2.6 cups (270-630ml) daily of the Company's various vinegar products to reach the Proposition 65 lead level. The small lead content in vinegar occurs naturally in the soil and is absorbed by the grapes used to make vinegar. The level of lead in vinegar is not affected by the manufacturing process and, therefore, is not subject to regulation under Proposition 65.

The Spectrum Naturals(R) brand was built on the premise of providing consumers with organic healthy oils and condiments. Management does not believe the consumption of its various vinegar products as condiments or salad dressings poses any increased risk for cancer or reproductive toxicity.

The Company has joined a Joint Defense Group established by attorneys representing several of the defendants in the Complaint. Total attorney's fees incurred by the Company as a member of the Joint Defense Group for the year ended December 31, 2004 were $12,300. Management believes the Complaint will eventually be shown to be without merit. Accordingly, no provision for loss has been recorded at December 31, 2004.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

During the fourth quarter of 2004, no matters were submitted to a vote of our security holders.

--------------------------------------------------------------------------------
                                                                         Page 10

                                     PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
---------------------------------------------------------------------------
MATTERS
-------

Market and Historical Prices

The Company's common stock was traded on the NASDAQ Small Cap Market under the symbol "OFPI" from August 1997 to May 1999 when it was delisted due to non-compliance with the minimum net book value requirement. Thereafter it traded on the OTC Bulletin Board System and still does under the new symbol "SPOP.OB".

The following table sets forth the range of high and low closing prices of the Company's common stock as reported by the OTC Bulletin Board for the periods indicated.

                                                            Price
                                                            -----
                                                       High         Low
                                                       ----         ---
        Fiscal Year Ended December 31, 2004:
            Fourth Quarter                            $ 0.70      $ 0.51
            Third Quarter                               0.68        0.45
            Second Quarter                              0.95        0.48
            First Quarter                               1.12        0.72
        Fiscal Year Ended December 31, 2003:
            Fourth Quarter                            $ 0.85      $ 0.58
            Third Quarter                               0.72        0.41
            Second Quarter                              0.45        0.21
            First Quarter                               0.40        0.27
        Fiscal Year Ended December 31, 2002:
            Fourth Quarter                            $ 0.47      $ 0.28
            Third Quarter                               0.60        0.36
            Second Quarter                              0.48        0.24
            First Quarter                               0.44        0.18


The last recorded sale price of the Company's common stock was $0.50 per share on the OTC Bulletin Board System on March 4, 2005.

As of March 4, 2005 the Company had approximately 800 record and beneficial stockholders.

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

--------------------------------------------------------------------------------
                                                                         Page 11



Shares Issued During the Years Ended December 31, 2004, 2003 and 2002

During the years ended December 31, 2004, 2003 and 2002, the Company issued shares of its common stock as follows for the reasons indicated:


                                                                                                   Cash and
                                                                       Month          Shares       Non-Cash
                                                                      Issued          Issued       Proceeds
                                                                      ------          ------       --------
Year Ended December 31, 2004:

Shares issued for the exercise of common stock
   options                                                            Various         151,166      $ 51,900
                                                                                     ========      ========
Year Ended December 31, 2003:

Shares issued for the exercise of common stock
   purchase warrants earned under private
   placement notes                                                    Various         405,456      $ 90,000

Shares issued for the exercise of common stock
   options                                                           Dec. 2003        143,750        59,400
                                                                                     --------      --------
Totals for the Year Ended December 31, 2003                                           549,206      $149,400
                                                                                     ========      ========
Year Ended December 31, 2002:

Shares issued for the net exercise of common
   stock purchase warrants earned under private
   placement notes                                                   Nov. 2002          6,910      $   --
                                                                                     ========      ========

All the shares issued for the exercise of common stock purchase warrants earned under private placement notes were issued under Regulation D of the Securities
Act of 1933 (the "Act"), with resale of such shares permitted only pursuant to Rule 144 of the Act. All certificates representing the unregistered shares were endorsed with restrictive legends identifying them as unregistered under the Act.

Shares Authorized for Issuance Under Equity Compensation Plans

The Company's Amended 1995 Stock Option Plan is the only compensation plan under which equity securities of the Company are issued. That plan has been approved by the Company's shareholders and the following table provides information regarding its status as of December 31, 2004:

                                                                                       Available Shares
                             Shares to be Issued           Weighted Average          Remaining for Future
                               Upon Exercise of            Exercise Price of        Issuance Under Equity
                             Outstanding Options          Outstanding Options          Compensation Plan
                             -------------------          -------------------          -----------------

1995 Stock Option Plan            4,972,415                     $ 0.44                     1,732,669


The 1995 Stock Option Plan has a ten year life; therefore, no further options can be issued under the Plan after November 15, 2005. Management is in the process of evaluating various alternatives with respect to a future equity incentive compensation plan at the date of this report.


ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Conditions and Results of
Operations" and the financial statements of the Company and the notes thereto included in Item 8 of this Form 10-K.

--------------------------------------------------------------------------------
                                                                         Page 12




                                                                      Years Ended December 31,
                                                                      ------------------------
In thousands except per share data                     2004       2003        2002        2001        2000
----------------------------------                     ----       ----        ----        ----        ----
Operating Data:
   Net Sales                                        $ 49,915   $ 45,677    $ 40,579    $ 41,019    $ 41,442
   Gross Profit                                       11,535     11,870      10,756      11,009       9,418
   Income (Loss) from Operations                      (1,056)     1,526       1,776      (4,251)       (688)
   Net Income (Loss)                                    (833)     2,664       1,120      (5,206)     (2,002)

   Weighted Average Shares Outstanding:
      Basic                                           46,345     45,845      45,700      45,279      44,234
      Fully Diluted                                   46,345     47,840      46,306      45,279      44,234

   Net Income (Loss) per Share:
      Basic                                         $  (0.02)  $   0.06    $   0.02    $  (0.12)   $  (0.05)
      Fully Diluted                                    (0.02)      0.06        0.02       (0.12)      (0.05)
   Cash Dividends Declared per Share                   (0.00)      0.00        0.00        0.00        0.00

   EBITDA as adjusted (1)                           $  1,192   $  2,436    $  2,289    $  2,400    $  1,212

Cash Flow Data:
  Cash Provided by (Used in) Operating
      Activities                                    $ (1,243)  $ (1,206)   $    717    $   (858)   $    360
  Cash Provided by (Used in) Investing
      Activities                                      (1,459)    (1,831)      2,344       2,294          20
  Cash Provided by (Used in) Financing
      Activities                                       2,705      3,032      (3,075)     (1,418)       (379)


                                                                      As of December 31,
                                                                      ------------------
                                                       2004       2003       2002         2001        2000
                                                       ----       ----       ----         ----        ----
Balance Sheet Data:
   Working Capital (Deficit)                        $    689   $  1,560    $    597    $ (1,030)   $ (4,257)
   Total Tangible Assets                              19,918     18,634      12,156      12,776      13,057
   Total Assets                                       20,503     19,221      12,198      14,300      22,841
   Total Long-term Debt                                1,701      1,653       1,084       1,708       2,001
   Total Stockholders' Equity                          5,306      6,087       3,274       2,098       6,850

(1) EBITDA as adjusted is earnings before interest, taxes, depreciation, amortization, losses on asset writedowns and plant closures, the gain or loss from the sales of product lines and the industrial accident. Management believes this is an important measure of the Company's operating performance because it eliminates the effect of some unusual items in the Company's past that no longer qualify for treatment as "extraordinary" under generally accepted accounting principles. The majority of management incentives are earned based upon the achievement of EBITDA as adjusted targets that are established prior to the beginning of each fiscal year.

The calculations to arrive at EBITDA as adjusted are detailed in the following table (dollars in thousands):

                                                                       Years Ended December 31,
                                                                       ------------------------
                                                          2004      2003        2002        2001        2000
                                                          ----      ----        ----        ----        ----

Net income (loss) as reported                          $  (833)   $ 2,664     $ 1,120      $(5,206)    $(2,002)
Provision (benefit) for income taxes                      (555)    (1,567)        190         --             4
Interest expense                                           362        404         481          913       1,382
Depreciation and amortization                              653        525         454          419         531
Amortization of goodwill                                    --        --          --           521         910
(Gain) loss on sales of product lines                       --        --         (210)       4,803         (50)
Industrial accident expenses                                --        410         254         --           --
Plant relocation and asset impairment
   writedowns                                            1,565        --          --           950         437
                                                      --------   --------    --------     --------    --------
EBITDA as adjusted                                     $ 1,192    $ 2,436     $ 2,289      $ 2,400     $ 1,212
                                                       =======    =======     =======      =======    ========

--------------------------------------------------------------------------------------------------------------
                                                                                                       Page 13




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

                                                                 Years Ended December 31,
                                                                 ------------------------
                                               2004           2003           2002          2001         2000
                                               ----           ----           ----          ----         ----

Spectrum Naturals(R) Culinary Products        $ 24,048      $ 20,606       $ 17,268      $ 15,221     $ 13,121
Spectrum Essentials(R) Nutritional
    Supplements                                  9,566        10,354          9,031         7,777        6,626
Spectrum Ingredients/Private Label
    Products                                    15,978        14,443         11,066         8,294        8,749
                                              --------      --------       --------      --------     --------
Comparable Net Sales                            49,592        45,403         37,365        31,292       28,496
Disposed/Discontinued Product Lines                323           274          3,214         9,727       12,946
                                              --------      --------       --------      --------     --------
Total Net Sales                               $ 49,915      $ 45,677       $ 40,579      $ 41,019     $ 41,442
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

The Company's operating results could vary from period to period as a result of a number of factors. These factors include, but are not limited to, the purchasing patterns of significant customers, the timing of new product introductions by the Company and its competitors, the amount of slotting fees, new product development and advertising expenses incurred by the Company, variations in sales by distribution channels, fluctuations in market prices of raw materials, competitive pricing policies and other situations that the Company cannot foresee. These factors could cause the Company's performance to differ from investor expectations, resulting in volatility in the price of its common stock.

Investors should carefully consider the following information as well as other information contained in this Report. Information included in this Report contains forward-looking statements which can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "should" or

--------------------------------------------------------------------------------
                                                                         Page 14

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

Critical Accounting Policies and Estimates:

The following discussion and analysis of the Company's financial condition and results of operations is based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for the carrying values of assets and liabilities that are not readily apparent from other sources. On an on-going basis, the Company re-evaluates all

--------------------------------------------------------------------------------
                                                                         Page 15
of its estimates, including those related to accounts receivable allowances, inventory reserves, the industrial accident reserve and the deferred tax asset valuation allowance. Actual results may differ materially from these estimates under different assumptions or conditions and as additional information becomes available in future periods.

The Company believes the following are the more significant judgments and estimates used in the preparation of its financial statements:

Accounts Receivable Allowances - The Company provides allowances against accounts receivable for estimated bad debts, returns and deductions by customers for trade promotions and programs. These allowances are based upon the Company's historical experience with bad debt write-offs and customer deductions, customer creditworthiness, payment trends and general economic conditions. Allowances for bad debts and customer deductions were $500,000 at December 31, 2004 on gross trade accounts receivable of $4,268,800. While this estimate is one of the more significant estimates the Company makes in the preparation of its financial statements, management does not consider it to be highly uncertain.

Inventory Reserves - The Company establishes reserves for obsolete, excess and slow-moving inventories in order to properly value its inventory at the lower of cost or market. The reserve estimates are based upon historical inventory usage, spoilage, current market conditions, and anticipated future demand. Reserves for obsolete inventories were $350,000 at December 31, 2004 on total gross inventories of $9,914,800. While this estimate is one of the more significant estimates the Company makes in the preparation of its financial statements, management does not consider it to be highly uncertain.

Deferred Tax Asset Valuation Allowance - As of December 31, 2004 the Company had net deferred tax assets of $2,155,500 primarily resulting from net operating loss carryforwards ("NOLs"), which consisted of $5,735,000 of Federal NOLs that expire at various times through 2021, and $3,833,000 of state NOLs that expire at various times through 2011. The majority of the NOLs originated from the pre-merger operations of OFPI. As a result of OFPI's acquisition by SNI, OFPI experienced an ownership change in excess of 50% for federal and state income tax purposes. Therefore, an annual limitation is placed by the taxing authorities on the Company's right to realize the benefit of the pre-merger NOLs. During the three months ended December 31, 2003 management eliminated the deferred tax asset valuation reserve that had been maintained since the 1999 merger. The reserve was reversed because the Company has reported taxable income to the various taxing authorities for 2001, 2002 and 2003. While the Company expects to report a taxable loss for 2004, management believes that it is more likely than not that the Company will continue to report sufficient taxable income in the foreseeable future, allowing utilization of 100% of its deferred tax assets. Management will continue to evaluate the Company's deferred tax assets in the future to determine whether a deferred tax asset reserve should be reinstated at some future point.

Industrial Accident Reserve - The Company has an industrial accident reserve to cover future payments anticipated as a result of the industrial accident in 2002. As of December 31, 2004 the balance remaining in the industrial accident reserve was $193,900 which covers the present value of the remaining two installment payments of $50,000 each under the Terms of Settlement and Probation entered into on February 4, 2004 with the Sonoma County District Attorney's Office, and the settlement of the appeal filed by the Company with CAL-OSHA regarding their citations and fines for $70,500. That will leave approximately $30,000 in the reserve to cover the one remaining unsettled issue with regards to the industrial accident, plus related attorney's fees. The remaining unsettled issue is an appeal filed by dependents of one of the deceased employees with the Workers Compensation Appeals Board of California for an additional death benefit equal to 50% of the eventual death benefit to be paid by the Company's workers' compensation insurance carrier at the time of the accident. That amount would be payable by the Company to the dependents of the deceased employee if the dependents successfully establish that the Company was guilty of serious and willful misconduct by allowing unsafe working conditions to exist. If actually litigated, the workers compensation appeal is an all-or-nothing proposition under which the Company will either be liable for 50% of the eventual insurance death benefit or nothing. Based on the advice of counsel, the Company expects the remaining workers compensation appeal to be

--------------------------------------------------------------------------------
                                                                         Page 16
settled rather than litigated. However, management considers the remaining unsettled workers compensation appeal to be uncertain since expenses in excess of the remaining reserve could be incurred regardless of whether the workers compensation appeal is litigated or settled.


--------------------------------------------------------------------------------
Results of Operations for the Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003
--------------------------------------------------------------------------------

Summary Discussion:

In general, the Company continued to deliver strong sales growth on the culinary side of the business for the year ended December 31, 2004. Net sales growth versus the prior year was 17% for the Spectrum Naturals(R) segment, as both food service customers and the retail consumer continued their shift toward non-hydrogenated oils.

The Company benefited from the ongoing media attention paid to the dangers of hydrogenated oils with respect to obesity and cardiovascular health. Obesity has been recognized as an epidemic by many health care providers. The Centers for Disease Control and Prevention estimates that 64% of Americans over age 20 are overweight and 24% are obese. Morbid obesity, defined as a body mass index over 40, now afflicts over 2% of the United States population and has tripled since 1990. As a result, several Fortune 500 food companies took steps to reduce or eliminate hydrogenated oils from their products. The trend to reduce or eliminate hydrogenated oils from packaged foods plays directly to the strength of the Spectrum Ingredients Division, which delivered 11% net sales growth in 2004.

The response to the obesity epidemic is expected to continue to drive consumer interest in healthy foods. The FDA has recently revised the daily food guide pyramid, which now advises adults to keep total fat intake between 20 to 35 percent of calories, with most fats coming from sources of polyunsaturated and monounsaturated fatty acids, such as fish, nuts, and vegetable oils. Many health care providers are also recommending that consumers reduce their intake of carbohydrates in response to the obesity epidemic. The FDA's new 2005 Dietary Guidelines take significant steps to decrease the emphasis on carbohydrates and increase the emphasis on healthy oils and essential fatty acid nutrition.

The result of all the above is that the average consumer is becoming much more aware of the dangers of hydrogenated oils, which directly benefits the Company's product offerings in both the Spectrum Naturals(R) and Spectrum Ingredients segments.

The Spectrum Essentials(R) segment net sales fell 8% versus the prior year, primarily as a result of the Fresh and Cold program and increased competition in the organic flax oil category. The Fresh and Cold program calls for distributors to treat the Company's liquid flax oil products like a perishable product in order to improve the freshness of products at the retail shelf. Previously distributors purchased forward when the Spectrum Essentials(R) brand was on promotion. One of the Company's primary competitors in the organic flax oil category has made fresh-dated product a cornerstone of their marketing efforts. The Fresh and Cold program calls for distributors to maintain the Spectrum Essentials(R) products under refrigeration at all times and will enable the Company to compete more effectively against that effort. However, it entailed a one-time reduction in distributor inventories to launch it during 2004, which had a negative impact on the Company's sales in 2004 of approximately $750,000. Sales returned to normal levels following the launch of the Fresh and Cold program.

Consumer awareness of the importance of essential fatty acid nutrition also rose during 2004, albeit not as significantly as with non-hydrogenated oils. Still, there was increased awareness of the importance of Omega-3 and Omega-6 essential fatty acids to overall health, which is the foundation supporting the Company's Spectrum Essentials(R) line of nutritional supplements. The two primary sources of Omega-3 essential fatty acids are flax and fish. The Company's sales of its various fish oil products increased by 46% versus 2003 on the strength of increased demand fueled by recommendations from influential health practitioners that garnered attention in the mainstream media.

--------------------------------------------------------------------------------
                                                                         Page 17

Also contributing to the reduction in flax oil sales in 2004 was the strength in fish oils. Many consumers are seeking to supplement their diets with Omega-3 essential fatty acids and flax or fish oils are largely interchangeable in that regard.

The Company reported a net loss of $832,700 for the year ended December 31, 2004 versus net income of $2,663,600 for the prior year. The net loss was primarily due to expenses associated with the manufacturing facility relocation of $1,565,300 and higher sales and marketing expenses, which increased by $1,089,000 versus the prior year. Also contributing to the reduced profitability in 2004 was margin pressure in the Spectrum Naturals(R) segment as a result of increased costs for certain key organic raw materials such as canola oil and olive oil. Gross margin in the Spectrum Naturals(R) segment was down over three points versus the prior year as a result of the increased raw material costs, which were driven by unfavorable exchange rates, an unfavorable commodity cycle and increased demand for organic raw materials.

The Company has taken multiple price increases within the Spectrum Naturals(R) segment during 2004 and further price increases in olive oil products and in the Canadian market during February 2005. Despite these price increases, management has been unable to pass on all of its cost increases to consumers.

Management anticipates that margins will improve in 2005 as a result of several issues in 2004 that are not expected to recur. In addition to the trade inventory reduction of flax oil necessary to implement the Fresh and Cold program, the following are additional items that had a detrimental impact on gross margin during the year ended December 31, 2004 that are not expected to recur:

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

Management believes that earnings before interest, taxes, depreciation and amortization, the plant relocation and expenses associated with the industrial accident ("EBITDA as adjusted") is an important measure of the Company's operating performance, because it eliminates the effect of some unusual items in the Company's past that no longer qualify for treatment as "extraordinary" under generally accepted accounting principles. The majority of management incentives are earned based upon the achievement of EBITDA as adjusted targets that are established prior to the beginning of each fiscal year. Therefore, management believes EBITDA as adjusted is useful to investors since it discloses the on-going economic performance of the business in the absence of the unusual events and transactions. For the year ended December 31, 2004 EBITDA as adjusted was $1,192,000 compared to $2,436,100 for the prior year, a decrease of $1,244,100 or 51%. The reduced EBITDA as adjusted in 2004 is discussed in detail below, but was primarily attributable to increased sales and marketing expenses.

While management believes that EBITDA as adjusted is a useful measure of the Company's financial performance, it should not be construed as an alternative to income from operations, net income or cash flows from operating activities as determined in accordance with accounting principles generally accepted in the United States of America. Furthermore, the Company's calculation of EBITDA as adjusted may be different from the calculation used by other companies, thereby limiting comparability.

--------------------------------------------------------------------------------
                                                                         Page 18




The Company's calculations to arrive at EBITDA as adjusted are detailed in the following table:

                                                     Years Ended December 31,
                                                     ------------------------
                                                     2004               2003
                                                     ----               ----

Net income (loss)                                $  (832,700)       $ 2,663,600
Provision (benefit) for income taxes                (555,200)        (1,566,600)
Interest expense                                     361,900            404,200
Depreciation and amortization expense                652,700            524,700
Manufacturing facility relocation                  1,565,300               --
Industrial accident expenses                            --              410,200
                                                 -----------        -----------
EBITDA as adjusted                               $ 1,192,000        $ 2,436,100
                                                 ===========        ===========

The following is management's discussion and analysis of the significant line items within the financial statements and the reasons behind the trends and variances versus the prior year.

Revenues:

Spectrum's net sales for the year ended December 31, 2004 were $49,915,400 compared to $45,676,500 for 2003, an increase of $4,238,900 or 9%. The increase is detailed by segment in the following table:

                                                                             Years Ended December 31,
                                                                             ------------------------
                                                                     2004              2003         % Change
                                                                     ----              ----         --------
Spectrum Naturals(R) Culinary Products                          $ 24,048,400       $ 20,606,100         +17%
Spectrum Essentials(R) Nutritional Supplements                     9,566,100         10,353,900          -8%
Spectrum Ingredients/Other                                        16,300,900         14,716,500         +11%
                                                                ------------       ------------     --------
  Total Net Sales                                               $ 49,915,400       $ 45,676,500          +9%
                                                                ============       ============     ========

Within the Spectrum Naturals(R) culinary products, sales were significantly higher than prior year in olive oil (+46%), food service oils (+20%), packaged culinary oils (+20%), vinegar (+24%) and mayonnaise (+12%). Most of the net sales increase in the Spectrum Naturals(R) segment was volume-related, although there was some impact from price increases taken during 2004. In general, the Company's culinary oils continued to benefit from increased consumer awareness of the importance of avoiding hydrogenated oils. The Company's olive oil sales were positively impacted by the allowance for a limited health claim on olive oil labels by the FDA and additional mainstream media attention to the benefits of the Mediterranean Diet on overall health and wellness.

Spectrum Essentials(R) nutritional supplement sales decreased 8% versus the prior year, primarily as a result of the Fresh and Cold program which entailed a one-time reduction in trade inventory levels in order to improve the freshness of product at the retail shelf. Also contributing to the lower sales was increased competition in the organic flax oil category. All of the net sales decrease in the Spectrum Essentials(R) segment was volume-rated. Packaged liquid supplements, which encompass the majority of the Spectrum Essentials(R) line, decreased by 10% versus the prior year. Sales of encapsulated nutritional supplements, primarily flax and fish oil, increased 8% versus the prior year on the strength of increased consumer demand for fish oil. The increased demand for fish oil is expected to continue in the foreseeable future due to increased mainstream media coverage of the benefits of Omega-3 diet supplementation with cold water fish oils.

The Spectrum Ingredients sales increased 11% versus the prior year on the strength of increased customer demand for non hydrogenated oils. Many small and mid-sized food manufacturers are eliminating partially hydrogenated oils from their products, which lends itself directly to the Spectrum Ingredients product offerings. This trend is also expected to continue as the FDA-mandated disclosure of trans fats on packaged food labels becomes effective on January 1, 2006.

--------------------------------------------------------------------------------
                                                                         Page 19



Cost of Goods Sold:

The Company's cost of goods sold for the year ended December 31, 2004 was $38,380,700 versus $33,806,800 for the prior year, an increase of 14%. The increase was primarily volume-related with respect to the Spectrum Essentials(R) and Spectrum Ingredients segments and both volume and rate driven with respect to the Spectrum Naturals(R) segment as detailed in the following table:

                                                                         Years Ended December 31,
                                                                         ------------------------
                                                                   2004            2003         % Change
                                                                   ----            ----         --------
Spectrum Naturals(R) Culinary Products                          $18,645,000      $15,240,600       +22%
Spectrum Essentials(R) Nutritional Supplements                    5,268,800        5,694,200        -7%
Spectrum Ingredients/Other                                       14,466,900       12,872,000       +12%
                                                                -----------      -----------     -------
  Total Cost of Goods Sold                                      $38,380,700      $33,806,800       +14%
                                                                ===========      ===========     =======

Cost of goods sold as a percent of net sales increased to 76.9% in 2004 versus
74.0% in 2003. The increase was primarily due to increased raw material costs in most of the Company's culinary packaged product lines and an unfavorable sales mix that featured a higher concentration of Spectrum Ingredients products, the Company's lowest margin items. The cost of imported olive oils and vinegars from Europe were sharply higher than the prior year as a result of the dollar's weakness versus the euro. Organic canola oil, a key raw material in many of the culinary products, was also higher in cost as a result of increased demand and the dollar's weakness versus the Canadian dollar.

Gross Profit:

Gross profit for the year ended December 31, 2004 was $11,534,700 versus
$11,869,700 for the prior year, a decrease of 3%. The decrease was primarily attributable to the raw material cost increases on the Spectrum Naturals(R) brand described above, and the impact of the Fresh and Cold program on the Spectrum Essentials(R) brand, the Company's most profitable segment. Gross profit by segment is detailed in the following table:

                                                                         Years Ended December 31,
                                                                         ------------------------
                                                                   2004             2003        % Change
                                                                   ----             ----        --------

Spectrum Naturals(R) Culinary Products                          $ 5,403,400       $ 5,365,500       +1%
Spectrum Essentials(R) Nutritional Supplements                    4,297,300         4,659,700       -8%
Spectrum Ingredients/Other                                        1,834,000         1,844,500       -1%
                                                                -----------       -----------   --------
  Total Gross Profit                                            $11,534,700       $11,869,700       -3%
                                                                ===========       ===========   ========

Gross profit as a percent of net sales (gross margin) was 23.1% for 2004 versus
26.0% for 2003, primarily as a result of the increased raw material costs in the Company's culinary segment described above and an unfavorable sales mix. The unfavorable sales mix was due to reduced sales of flax oil products, the Company's highest margin product line and increased sales of the Spectrum
Ingredients industrial products, the Company's lowest margin product lines.

Sales and Marketing Expenses:

The Company's sales and marketing expenses for the year ended December 31, 2004 were $7,293,600 or 14.6% of net sales, versus $6,204,600 or 13.6% of net sales for the prior year. The increase in spending of $1,089,000 is detailed in the following table which reconciles sales and marketing spending for 2004 versus
2003, and discloses the significant variances by spending category:

--------------------------------------------------------------------------------
                                                                         Page 20

     Total sales and marketing expenses for 2003             $ 6,204,600
          Increased advertising                                  582,500
          Increased compensation and benefits                    280,600
          Increased sponsorships                                 117,100
          Increased trade shows                                   93,200
          Increased market research spending                      97,300
          Decreased broker commissions                           (20,800)
          Decreased professional and website fees                (23,600)
          Decreased product label development expenses           (22,800)
          All other, net                                         (14,500)
                                                             -----------
     Total sales and marketing expenses for 2004             $ 7,293,600
                                                             ===========

The increased advertising spending was related to the launch of the new "I am Spectrum" campaign for 2004. The increased compensation and benefits was primarily associated with increased staffing in the Marketing Department. The increased sponsorships have enabled the Company to maintain a greater presence with influential health practitioners with regards to the importance of healthy oils. The increased trade show spending enabled the Company to continue to increase its presence as an industry leader through educational presentations and seminars at major trade events. The increased market research spending was primarily attributable to research conducted in 2004 on several new product categories for the Spectrum Naturals(R) brand. The decreased broker commissions were primarily attributable to the lower Spectrum Essentials(R) sales this year as a result of the Fresh and Cold program.

The Company expects its sales and marketing expenses to continue to increase in dollar amount, but to remain steady at approximately 15% of net sales for 2005 and beyond.

General and Administrative Expenses:

The Company's general and administrative expenses for the year ended December 31, 2004 were $3,731,700 or 7.5% of net sales, versus $3,729,100 or 8.2% of net sales for the prior year. The increase in spending of $2,600 is detailed in the following table which reconciles general and administrative spending for 2004 versus 2003, and discloses significant variances by spending category:

     Total general and administrative expenses for 2003       $ 3,729,100
       Increased professional fees                                 32,600
       Iowa production facility grand opening event                28,500
       Donations                                                   25,200
       Decreased compensation and benefits expense               (107,800)
       All other, net                                              24,100
                                                              -----------
     Total general and administrative expenses for 2004       $ 3,731,700
                                                              ===========

The increased professional fees were primarily associated with increased information systems consulting services. The Iowa facility grand opening event was attended by local media and government officials and resulted in some very favorable press for the Company. The increased donations were primarily due to the initiation of a structured company-wide donation program in 2004. The decreased compensation and benefits expense was primarily associated with reduced accruals in 2004 for incentive compensation as a result of the lower profitability levels achieved by the Company in 2004.

The Company expects its general and administrative expenses to increase modestly in dollar amount, but continue to decrease as a percent of net sales for 2005 and beyond.

Manufacturing Facility Relocation:

During 2004 the Company completed the final phase of its efforts to close the manufacturing facility located in Petaluma California where flax oil production formerly occurred. Production ceased at the Petaluma facility on September 24,

--------------------------------------------------------------------------------
                                                                         Page 21

2004 and the Company disassembled and relocated some of the Petaluma equipment to its new leased manufacturing facility in Cherokee, Iowa. The Iowa facility will be managed under a strategic alliance with BIOWA Nutraceuticals, LLC. The Company incurred expenses of $1,565,300 in 2004 in connection with the manufacturing facility relocation and reconfiguration. Included in that amount were non-cash write-offs of $919,500 for infrastructure and leasehold improvements at the Copeland Street facility which could not be relocated to Iowa, plus $237,100 in writedowns to fair market value for certain equipment that was relocated to Iowa which management deemed was impaired at December 31, 2004. In addition, cash expenses of $408,700 were incurred for relocation costs and project management expenses associated with the move to Iowa.

Interest Expense:

The Company's interest expense for 2004 was $361,900 versus $404,200 for 2003. The decrease of $42,300 or 11% is detailed in the following table which reconciles interest expense for 2004 versus 2003 and discloses the significant variances by item:

     Total interest expense for 2003                            $ 404,200
       Early termination expense on former credit agreement       (70,400)
       Decreased interest on fixed long-term debt                 (27,100)
       Increased interest on variable long-term debt               34,500
       Increased interest on revolving line of credit              18,200
       All other, net                                               2,500
                                                                ---------
     Total interest expense for 2004                            $ 361,900
                                                                =========

The early termination expense was a contractual obligation paid to the Company's former primary lender of $62,400 plus the write-off of the remaining unamortized loan fee of $8,000 as a result of terminating that credit facility prior to its maturity date of October 6, 2004. The decreased interest on fixed long-term debt was due to principal payments made during 2004 on the related party notes and capital lease obligations. The increased interest on variable long-term debt was due to increased borrowing on the CAPEX facility note with Comerica Bank. The increased interest expense under the revolving line of credit was primarily due to increased average borrowings during 2004 to finance the higher levels of inventory, partially offset by the lower rates available during 2004 from Comerica Bank. On July 11, 2003 the Company entered into a new banking relationship with Comerica which lowered the Company's interest rate on term debt by 1% per annum and lowered the effective interest rate under the line of credit by approximately 1.75% per annum.

Provision for Income Taxes:

The Company recorded a benefit from income taxes of $555,200 for the year ended December 31, 2004 versus a benefit of $1,566,600 for the prior year. The benefit for 2004 was estimated at 40% of the Company's loss before taxes. The benefit for 2003 was the result of the elimination of the 100% valuation reserve that had previously been maintained against the Company's deferred tax assets.

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

Liquidity and Capital Resources:

On June 4, 2004 the Company entered into the First Amendment to its Credit Facility with Comerica Bank ("Comerica") which extended the maturity date of the Credit Facility to June 30, 2006. The Amendment also increases the revolving line of credit up to a maximum of $9,000,000, and extends the drawdown period

--------------------------------------------------------------------------------
                                                                         Page 22



under the capital expenditure term loan of $1,000,000 by six months to December
31, 2004. The Credit Facility is secured by substantially all assets of the Company and enables the Company to borrow below prime, using a LIBOR rate option.

The Company could not operate its business without the Credit Facility with Comerica or one similar to it. The Credit Facility calls for continued satisfaction of various financial covenants for 2004 and beyond related to profitability levels, debt service coverage, and the ratio of total liabilities to tangible net worth. As of December 31, 2004 the Company was in technical default of the liabilities to tangible net worth ratio due to the expenses associated with the manufacturing facility relocation. Comerica has granted the Company a waiver on the covenant violation.

At December 31, 2004 the Company had working capital of $688,600 which reflected a decline of $870,900 versus December 31, 2003. The decrease was primarily attributable to increased borrowings outstanding under the line of credit to finance the higher inventories, partially offset by lower accrued expenses for incentive compensation.

During 2004 the Company used $1,242,600 in cash from operating activities, compared to using $1,206,400 in cash in 2003. The increase in cash used in 2004 was primarily due to the lower profitability level in 2004, partially offset by decreases in the cash used for inventory and working capital items. As a result of a crop shortage, during 2003 the Company was required to hold significant quantities of flaxseed in inventory prior to production in order to lock in its supply, which was less prevalent in 2004 as flaxseed stocks returned to normal levels.

Cash used in investing activities was $1,458,800 in 2004 compared to $1,831,100 in 2003. In 2004 the cash was primarily invested in the new production facility in Iowa. In 2003 the cash was invested in the purchase of the SpectraVac intellectual property and in machinery and equipment, primarily a new rotary labeler for the bottling facility and six used expeller presses which were subsequently installed in the new Iowa facility during 2004.

Cash provided by financing activities was $2,705,100 in 2004 compared to cash provided of $3,032,100 in 2003. The cash provided in 2004 was primarily from proceeds under the revolving line of credit and the capital expenditures term note. The cash provided in 2003 was primarily increased borrowing under the revolving line of credit and the refinancing of the Company's bank term debt to finance the equipment purchases and the cash used for operating activities.

Based on its forecasts for 2005 and beyond, management believes that future cash flows from operations and available borrowing capacity under the revolving line of credit should provide adequate funds to meet the Company's estimated cash requirements for the foreseeable future. Excess borrowing capacity under the revolving line of credit was $2,015,600 and $2,105,800 at December 31, 2004 and 2003, respectively.

The Company has contractual cash obligations for future periods in excess of twelve months primarily with regards to debt service, non-cancelable leases and the terms of settlement with the Sonoma County District Attorney and CAL-OSHA in connection with the industrial accident. The following table discloses the Company's expected cash obligations for future periods in connection with contractual commitments extending beyond twelve months:

                                                Contractual Cash Obligations ($ Thousands)
                                                ------------------------------------------
                                            2005       2006       2007       2008       2009+     Total
                                            ----       ----       ----       ----       -----     -----
Long-term Debt                             $   739     $   500   $   500    $   375    $   513     $ 2,627
Operating Leases                               312         312       312         30         30         996
Industrial Accident                            121          50      --         --         --           171
Capital Leases (1)                              15        --        --         --         --            15
                                           -------     -------   -------    -------    -------     -------
Total Contractual Cash                     $ 1,187     $   862   $   812    $   405    $   543     $ 3,809
 Obligations                               =======     =======   =======    =======    =======     =======



(1) Includes amounts representing interest

--------------------------------------------------------------------------------
                                                                         Page 23


In addition to the above, the Company had outstanding commitments for raw material purchases of $15,212,000 at December 31, 2004. None of the raw material purchase commitments were in excess of normal requirements or at prices in excess of current market prices available to the Company.

Off-Balance Sheet Arrangements:

The Company does not utilize off-balance sheet financing arrangements. There were no transactions with special purpose entities that give the Company access to assets or additional financing or carry debt that is secured by the Company.

The Company was a guarantor in the amount of $25,000 for a portion of the outstanding borrowings under a line of credit for The Olive Press, LLC a third party that the Company held an investment in of $15,000 as of December 31, 2004.


--------------------------------------------------------------------------------
Results of Operations for the Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002
--------------------------------------------------------------------------------

Summary Discussion:

In general 2003 was a good year for the Company, featuring strong comparable net sales growth (+22%) and 6% growth in EBITDA as adjusted. All three segments of the Company's business posted double-digit annual sales growth on the strength of increased demand for non-hydrogenated culinary oils and Omega-3 essential fatty acid nutritional supplements.

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
                                                 ===========       ===========

--------------------------------------------------------------------------------
                                                                         Page 24



The following is management's discussion and analysis of the significant line items within the financial statements and the reasons behind the trends and variances versus the prior year:

Revenues:

Spectrum's net sales for the year ended December 31, 2003 were $45,676,500 compared to $40,579,300 for 2002, an increase of $5,097,200 or 13%. The increase in net sales was primarily volume-related and was driven by significant increases in all three of the Company's segments, as detailed in the following table:

                                                                             Years Ended December 31,
                                                                             ------------------------
                                                                       2003             2002        % Change
                                                                       ----             ----        --------
  Spectrum Naturals(R) Culinary Products                          $ 20,606,100      $ 17,268,200       +19%
  Spectrum Essentials(R) Nutritional Supplements                    10,353,900         9,030,400       +15%
  Spectrum Ingredients/Private Label Products                       14,443,400        11,065,900       +31%
                                                                  ------------      ------------    --------
  Comparable Net Sales                                              45,403,400        37,364,500       +22%
  Disposed/Discontinued Product Lines                                  273,100         3,214,800       -92%
                                                                  ------------      ------------    --------
    Total Net Sales                                               $ 45,676,500      $ 40,579,300       +13%
                                                                  ============      ============    ========

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

Cost of Goods Sold:

The Company's cost of good sold for the year ended December 31, 2003 was $33,806,800 versus $29,823,000 for 2002, an increase of 13%. The increase was primarily volume-related and was driven by significant increases in all three of the Company's primary segments, as detailed in the following table:

                                                                             Years Ended December 31,
                                                                             ------------------------
                                                                       2003              2002       % Change
                                                                       ----              ----       --------

  Spectrum Naturals(R) Culinary Products                          $ 15,240,600      $ 12,882,800       +18%
  Spectrum Essentials(R) Nutritional Supplements                     5,694,200         4,706,500       +21%
  Spectrum Ingredients/Private Label Products                       12,725,300         9,854,700       +29%
                                                                  ------------      ------------    --------
  Comparable Cost of Goods Sold                                     33,660,100        27,444,000       +23%
  Disposed/Discontinued Product Lines                                  146,700         2,379,000       -94%
                                                                  ------------      ------------    --------
    Total Cost of Goods Sold                                      $ 33,806,800      $ 29,823,000       +13%
                                                                  ============      ============    ========

Cost of goods sold as a percent of net sales increased during 2003 to 74.0% compared to 73.5% for 2002. The increase was due primarily to increased raw material costs in the Company's flax oil, olive oil and mayonnaise product lines, a $50,300 write-down incurred for the obsolete bottling equipment that

--------------------------------------------------------------------------------
                                                                         Page 25



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

Gross Profit:

Gross profit for 2003 was $11,869,700 versus $10,756,300 for 2002, an increase of $1,113,400 or 10%. The increase was primarily volume-related and was driven by significant increases in all three of the Company's primary segments, as detailed in the following table:
                                                                             Years Ended December 31,
                                                                             ------------------------
                                                                       2003              2002       % Change
                                                                       ----              ----       --------
  Spectrum Naturals(R) Culinary Products                          $  5,365,500      $  4,385,400       +22%
  Spectrum Essentials(R) Nutritional Supplements                     4,659,700         4,323,900        +8%
  Spectrum Ingredients/Private Label Products                        1,718,100         1,211,200       +42%
                                                                  ------------      ------------    --------
  Comparable Gross Profit                                           11,743,300         9,920,500       +18%
  Disposed/Discontinued Product Lines                                  126,400           835,800       -85%
                                                                  ------------      ------------    --------
    Total Gross Profit                                            $ 11,869,700      $ 10,756,300       +10%
                                                                  ============      ============    ========


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


--------------------------------------------------------------------------------
                                                                         Page 26

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
                                                                 ===========

The increased compensation and benefits were primarily attributable to increased executive compensation expense in 2003, $34,800 of expense in connection with a shareholder advance that was forgiven, a severance payment to a former officer and increased incentive accruals for 2003. The increase in rent expense was primarily associated with the move to the Company's new headquarters in December 2002. The increased board expenses were the result of cash compensation paid to the external board members for the first time since the merger. The consulting and site evaluation expenses were incurred in connection with the evaluation of alternative locations for the Company's SpectraVac flax oil manufacturing operation. The increased spending in legal fees was primarily attributable to an S-8 filing with the SEC and employment law advice related to the relocation of the bottling line to Interpac. The increase in telephone spending was due to a change in phone service providers and early termination of the previous contract.

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

Gain on Sale of Product Lines:

The Company recorded a net gain from the sale of product lines during 2002 of $210,300 which consisted primarily of the collection of the remaining escrowed funds from the sale of OI.

--------------------------------------------------------------------------------
                                                                         Page 27

Interest Expense:

The Company's interest expense for 2003 was $404,200 versus $480,600 for 2002. The decrease of $76,400 or 16% is detailed in the following table which reconciles interest expense for 2003 versus 2002 and discloses the significant variances by item:

         Total interest expense for 2002                            $ 480,600
           Decreased interest on private placement notes              (75,500)
           Decreased interest on fixed long-term debt                 (51,000)
           Early termination expense on former credit agreement        70,400
           Increased interest on revolving line of credit              10,600
           All other, net                                             (39,900)
                                                                    ---------
         Total interest expense for 2003                            $ 404,200
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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates that could impact its results of operations and financial position. The Company manages its exposure to these risks through financing activities and foreign currency forward contracts, when deemed appropriate. The Company utilizes foreign currency forward contracts as risk management tools and not for speculative purposes. Spectrum's risk management objective is to minimize the volatility on its cash flows by identifying the forecasted transactions exposed to these risks and hedging them appropriately.

In January 2005 the Company began utilizing foreign currency forward contracts to minimize the volatility of foreign currency cash flows resulting from changes in exchange rates. Foreign currency forward contracts are entered into for firmly committed or anticipated raw material purchases. The use of these contracts enables Spectrum to reduce its exposure to foreign currency exchange rate movements since the gains and losses on the contracts substantially offset the gains and losses on the transactions being hedged. As of December 31, 2004 the Company's primary foreign currency exchange rate exposures were the euro and Canadian dollar. The Company had no outstanding foreign currency forward contracts at December 31, 2004. However, forward contracts to hedge anticipated euro purchases during 2005 were entered into in January 2005.

--------------------------------------------------------------------------------
                                                                         Page 28



The table below provides information about the Company's foreign currency forward contracts in U.S. dollar equivalents. All foreign currency contracts were for euros and are expected to mature during 2005.

                                               Expected
                                             Maturity Date         Fair Value
                                             -------------         ----------
Foreign Currency Forward Contracts:
(Pay euros / receive U.S. $)                    2005
      Contract Amount                         1,267,000            $1,685,200
      Average Contractual Exchange Rate         $1.33

Throughout the course of its fiscal year, the Company utilizes a variable interest rate line of credit at various borrowing levels. For the year ended
December 31, 2004 the average outstanding balance under the line of credit was approximately $5,974,200 with a weighted average effective interest rate of 4.0% per annum. For the year ended December 31, 2003 the average outstanding balance under the line of credit was approximately $4,707,700 with a weighted average effective interest rate of 4.6% per annum. For the year ended December 31, 2002 the average outstanding balance under the line of credit was approximately
$3,153,000 with a weighted average effective interest rate of 6.5% per annum.
The increased average borrowing levels in 2004 reflect the funds necessary to finance the increased inventory levels and increased level of operations in general. The reduction in the weighted average effective interest rate in 2004 reflects the lower interest rates available under the new banking relationship with Comerica.

Certain other debt items are also sensitive to changes in interest rates. The following table summarizes principal cash flows and related weighted average interest rates by expected maturity date for long-term debt, excluding capital lease obligations (dollars in thousands):

                              Outstanding                          Expected Principal Payments
                                Dec. 31,                           (Periods Ended December 31)
                              ----------  --------------------------------------------------------------------
                                 2004        2005        2006        2007       2008       2009       2010
                                 ----        ----        ----        ----       ----       ----       ----
Long Term Debt:
Fixed Rate                    $  228.2    $ 228.2      $  --      $  --          --         --         --
  Avg. Int. Rate                   9.2%       9.2%        --         --          --         --         --
Variable Rate                 $1,875.0    $ 500.0      $ 500.0    $ 500.0     $ 375.0       --         --
  Avg. Int. Rate                   5.5%     var.         var.       var.        var.        --         --
Imputed Rate                  $  326.2        --          --          --         --         --      $ 326.2
  Avg. Int. Rate                   7.6%       --          --          --         --         --          7.6%

In the ordinary course of its business the Company enters into commitments to purchase raw materials over a period of time, generally six months to one year, at contracted prices. At December 31, 2004 these future commitments totaled
$15,212,000 and were not at prices in excess of current market, nor in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------
Spectrum Organic Products, Inc.

Financial Statements
Years Ended December 31, 2004, 2003 and 2002

Reports of Independent Registered Public Accounting Firms
Financial Statements:
   Balance Sheets
   Statements of Operations
   Statement of Stockholders' Equity
   Statements of Cash Flows
   Notes to Financial Statements
===================================================================

--------------------------------------------------------------------------------
                                                                         Page 29

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Spectrum Organic Products, Inc.

We have audited the accompanying balance sheets of Spectrum Organic Products, Inc. (the "Company") as of December 31, 2004 and 2003 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board of the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Organic Products, Inc. as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.






/s/  Grant Thornton, LLP
-----------------------------
     Grant Thornton, LLP

San Francisco, California
February 25, 2005

--------------------------------------------------------------------------------
                                                                         Page 30

Report of Registered Public Accounting Firm

To the Stockholders and Board of Directors of Spectrum Organic Products, Inc.

We have audited the accompanying statements of operations, stockholders' equity, and cash flows of Spectrum Organic Products, Inc. (the "Company") for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Spectrum Organic Products, Inc. for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.





/s/  BDO Seidman, LLP
-----------------------------
     BDO Seidman, LLP

San Francisco, California
February 21, 2003

--------------------------------------------------------------------------------
                                                                         Page 31



Spectrum Organic Products, Inc.


Balance Sheets

=========================================================================================

                                                                   As of December 31,
                                                                 2004            2003
                                                             ------------    ------------
                                     Assets
Current Assets:
  Cash                                                       $     11,000    $      7,300
  Accounts receivable, net                                      3,799,800       4,163,200
  Inventories, net                                              9,564,800       8,007,200
  Deferred income taxes - current                                 630,000         514,200
  Prepaid expenses and other current assets                       141,400         297,500
                                                             ------------    ------------
Total Current Assets                                           14,147,000      12,989,400

Property and Equipment, net                                     3,990,200       4,338,700

Other Assets:
  Deferred income taxes - long-term                             1,529,500       1,087,700
  Intangible assets, net                                          584,800         586,800
  Other assets                                                    251,200         218,300
                                                             ------------    ------------

Total Assets                                                 $ 20,502,700    $ 19,220,900
                                                             ============    ============

                      Liabilities and Stockholders' Equity
Current Liabilities:
  Bank overdraft                                             $    843,300    $    513,800
  Line of credit                                                6,984,400       4,833,000
  Accounts payable, trade                                       4,033,800       4,168,000
  Accrued expenses                                                854,100       1,307,700
  Current maturities of notes payable & capital lease
     obligations                                                  514,600         322,300
  Current maturities of notes payable, related parties            228,200         275,200
  Income taxes payable                                               --             9,900
                                                             ------------    ------------
Total Current Liabilities                                      13,458,400      11,429,900

Notes payable & capital lease obligations, less current
     maturities                                                 1,375,000       1,104,200
Notes payable, related parties, less current maturities           326,200         549,200
Deferred rent                                                      37,000          50,700
                                                             ------------    ------------
Total Liabilities                                              15,196,600      13,134,000
                                                             ------------    ------------
Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, 5,000,000 shares authorized, no shares
     issued or outstanding                                           --              --
  Common stock, without par value, 60,000,000 shares
     authorized, 46,405,943, 46,254,777 and 45,705,571
     issued and outstanding at December 31, 2004, 2003
     and 2002, respectively                                     9,631,400       9,579,500
  Accumulated deficit                                          (4,325,300)     (3,492,600)
                                                             ------------    ------------
Total Stockholders' Equity                                      5,306,100       6,086,900
                                                             ------------    ------------

Total Liabilities and Stockholders' Equity                   $ 20,502,700    $ 19,220,900
                                                             ============    ============


                      See accompanying notes to financial statements.

------------------------------------------------------------------------------------------
                                                                                   Page 32



Spectrum Organic Products, Inc.


Statements of Operations

==============================================================================================

                                                        For the years ended December 31,
                                                      2004            2003            2002
                                                  ------------    ------------    ------------
Net sales                                         $ 49,915,400    $ 45,676,500    $ 40,579,300

Cost of goods sold                                  38,380,700      33,806,800      29,823,000
                                                  ------------    ------------    ------------

Gross profit                                        11,534,700      11,869,700      10,756,300
                                                  ------------    ------------    ------------
Operating Expenses:

Sales and marketing                                  7,293,600       6,204,600       5,987,500

General and administrative                           3,731,700       3,729,100       2,949,500

Manufacturing facility relocation (Note 2)           1,565,300            --              --

Industrial accident expenses (Note 3)                     --           410,200         254,100

(Gain) loss on sale of product lines (Note 7)             --              --          (210,300)

                                                  ------------    ------------    ------------

Total Operating Expenses                            12,590,600      10,343,900       8,980,800
                                                  ------------    ------------    ------------

Income (Loss) From Operations                       (1,055,900)      1,525,800       1,775,500

Other Income (Expense):

Interest expense                                      (361,900)       (404,200)       (480,600)

Other, net                                              29,900         (24,600)         14,900
                                                  ------------    ------------    ------------

Income (Loss) Before Taxes                          (1,387,900)      1,097,000       1,309,800

Benefit (Provision) for income taxes                   555,200       1,566,600        (189,800)
                                                  ------------    ------------    ------------

Net Income (Loss)                                 $   (832,700)   $  2,663,600    $  1,120,000
                                                  ============    ============    ============

Basic and Fully Diluted Income (Loss) Per Share   $      (0.02)   $       0.06    $       0.02
                                                  ============    ============    ============

Weighted Average Shares Outstanding:
  Basic                                             46,344,585      45,845,140      45,699,627
  Fully Diluted                                     46,344,585      47,839,765      46,306,077


                        See accompanying notes to financial statements.

----------------------------------------------------------------------------------------------
                                                                                       Page 33



Spectrum Organic Products, Inc.

Statement of Stockholders' Equity

For the Years Ended December 31, 2002, 2003 and 2004

========================================================================================================

                                                                              Retained
                                                                              Earnings         Total
                                                       Common Stock         (Accumulated    Stockholders'
                                                   Shares        Amount        Deficit)        Equity
                                                 -----------   -----------   -----------    -----------
Balances, January 1, 2002                         45,698,661   $ 9,373,700   $(7,276,200)   $ 2,097,500

Warrants net exercised by the note
  holders under the private placement                  6,910          --            --             --

Warrants issued in connection with the
  private placement notes                               --          49,500          --           49,500

Non-qualified stock options issued                      --           6,900          --            6,900

Net income for the year                                 --            --       1,120,000      1,120,000
                                                 -----------   -----------   -----------    -----------

Balances, December 31, 2002                       45,705,571   $ 9,430,100   $(6,156,200)   $ 3,273,900

Warrants exercised by the note
  holders under the private placement                405,456        90,000          --           90,000

Exercise of common stock options                     143,750        59,400          --           59,400

Net income for the year                                 --            --       2,663,600      2,663,600
                                                 -----------   -----------   -----------    -----------

Balances, December 31, 2003                       46,254,777   $ 9,579,500   $(3,492,600)   $ 6,086,900

Exercise of common stock options                     151,166        51,900          --           51,900

Net loss for the year                                   --            --        (832,700)      (832,700)
                                                 -----------   -----------   -----------    -----------

Balances, December 31, 2004                       46,405,943   $ 9,631,400   $(4,325,300)   $ 5,306,100
                                                 ===========   ===========   ===========    ===========


                             See accompanying notes to financial statements.

-------------------------------------------------------------------------------------------------------
                                                                                                Page 34



Spectrum Organic Products, Inc.

Statements of Cash Flows

============================================================================================================

                                                                      For the years ended December 31,
                                                                    2004            2003            2002
                                                                ------------    ------------    ------------
Cash Flows From Operating Activities:
Net Income (Loss)                                               $   (832,700)   $  2,663,600    $  1,120,000
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by (Used in) Operating Activities:
  Provision for allowances against receivables                        56,300         103,400          47,000
  Provision for inventory obsolescence                               332,800         210,800         262,200
  Provision for industrial accident                                     --           410,200         254,100
  Depreciation and amortization                                      652,700         524,700         454,300
  Gain on sale of product lines                                         --              --          (210,300)
  Write-off of equipment due to plant closure                        919,500          50,300            --
  Writedown on equipment to fair market value                        237,100            --              --
  Imputed interest on notes payable and warrants issued               20,800          19,000          71,300
  Imputed expense on non-qualified stock options                        --              --             6,900
Changes in Assets and Liabilities:
  Accounts receivable                                                307,100      (1,191,400)        430,400
  Inventories                                                     (1,890,400)     (2,948,400)     (1,057,700)
  Deferred income taxes                                             (557,600)     (1,601,900)           --
  Other assets                                                       123,200        (224,300)        (54,300)
  Accounts payable                                                  (134,200)        871,700        (500,300)
  Accrued expenses and other liabilities                            (477,200)        (94,100)       (106,200)
                                                                ------------    ------------    ------------

Net Cash Provided by (Used in) Operating Activities               (1,242,600)     (1,206,400)        717,400
                                                                ------------    ------------    ------------

Cash Flows From Investing Activities:
  Purchase of property and equipment                              (1,474,100)     (1,281,100)       (719,300)
  Proceeds from sale of assets                                        15,300            --              --
  Purchase of intellectual property                                     --          (550,000)           --
  Proceeds from sale of product lines and related
     inventories                                                        --              --         3,215,200
  Transaction fees on sale of product lines                             --              --          (152,000)
                                                                ------------    ------------    ------------

Net Cash Provided by (Used in) Investing Activities               (1,458,800)     (1,831,100)      2,343,900
                                                                ------------    ------------    ------------

Cash Flows From Financing Activities:
  Increase (decrease) in bank overdraft                              329,500         (87,200)         29,300
  Proceeds from lines of credit                                   21,866,000      36,210,000      43,931,000
  Repayment of lines of credit                                   (19,714,600)    (33,856,600)    (46,050,000)
  Proceeds of notes payable                                          754,800       1,495,200            --
  Repayment of notes payable                                        (250,000)       (553,800)       (545,200)
  Repayment of notes payable, related parties                       (290,800)       (275,300)       (371,200)
  Repayment of capitalized lease obligations                         (41,700)        (49,600)        (69,000)
  Proceeds from exercise of common stock options                      51,900          59,400            --
  Proceeds from exercise of common stock warrants                       --            90,000            --
                                                                ------------    ------------    ------------

Net Cash Provided by (Used in) Financing Activities                2,705,100       3,032,100      (3,075,100)
                                                                ------------    ------------    ------------

Net Increase (Decrease) in Cash                                        3,700          (5,400)        (13,800)

Cash, beginning of the year                                            7,300          12,700          26,500
                                                                ------------    ------------    ------------

Cash, end of the year                                           $     11,000    $      7,300    $     12,700
                                                                ============    ============    ============

Supplemental Disclosure of Cash Flow Information:
  Cash paid for income taxes                                    $     16,000    $    323,500    $     13,800
  Cash paid for interest                                        $    359,800    $    384,400    $    446,300


                               See accompanying notes to financial statements.

------------------------------------------------------------------------------------------------------------
                                                                                                     Page 35

Spectrum Organic Products, Inc.

Notes to Financial Statements

--------------------------------------------------------------------------------


1.   Basis of Presentation and Significant Accounting Policies

The Company manufactures, packages and sells nutritional supplements and organic and natural food products, including cooking and nutritional oils, condiments, dressings and butter substitutes on a wholesale basis to distributors throughout the United States and Canada, and to other manufacturers as industrial organic ingredients. Company headquarters, bottling, warehousing and distribution are located in Northern California. The Company's manufacturing facility is located in Cherokee, Iowa.

Business Combination and Subsequent Divestitures

The Company was formed on October 6, 1999 by the four-way reverse merger of Spectrum Naturals, Inc. ("SNI"), its affiliate Spectrum Commodities, Inc. ("SCI"), Organic Ingredients, Inc. ("OI") with and into Organic Food Products, Inc. ("OFPI"). On June 11, 2001 and April 25, 2002 the Company divested the OFPI and OI product lines, respectively, in order to raise working capital and focus on its core business in healthy fats and oils. Accordingly, results of operations for the year ended December 31, 2002 includes the operating results of the OI disposed product lines until the date of sale.

Business Segments

The Company operates in three primary business segments: Spectrum Naturals(R) culinary products, Spectrum Essentials(R) nutritional supplements, and Spectrum Ingredients industrial products for use by other manufacturers and private label products for key retailers. Operating results are captured by segment to the gross profit level. However, operating statement data below gross profit and balance sheet information have not been disaggregated and captured by business segment since the information is presently unavailable to the Company's chief operating decision maker.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for the carrying values of assets and liabilities that are not readily apparent from other sources. On an on-going basis, the Company re-evaluates all of its estimates utilizing the most recent information available to it. Actual results may differ materially from these estimates under different assumptions or conditions and as additional

--------------------------------------------------------------------------------
                                                                         Page 36
information becomes available in future periods. The most significant estimates made by the Company are those concerning reserves against accounts receivable and inventory, the industrial accident reserve and the deferred tax asset valuation allowance.

Accounts Receivable and Allowances for Doubtful Accounts

The majority of the Company's accounts receivable are due from distributors that serve the natural products industry. Credit is extended based on evaluation of a customers' financial condition. Credit terms of sale are generally net 30 days, with a 1% cash discount offered for payment within ten days. The Company provides allowances for estimated credit losses, product returns, spoilage and other customer adjustments (for advertising allowances, etc.) at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts. These allowances are based upon the Company's historical experience with bad debt write-offs and customer deductions, customer creditworthiness, payment trends and general economic conditions. The Company writes-off accounts receivable when they are deemed uncollectible. Any subsequent recovery on such receivables is recorded as an addition to the allowance for doubtful accounts.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market. Reserves are maintained for obsolete or unsaleable inventories to reduce the carrying cost of such inventories to market value. The reserve estimates are based upon historical inventory usage, spoilage, current market conditions and anticipated future demand.

Income Taxes

The Company accounts for corporate income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and deferred tax liabilities for the expected future tax consequences of temporary timing differences between the financial statement amounts and the tax basis of assets and liabilities. Deferred tax assets are subject to a valuation allowance in the event management believes there is risk that the future tax benefits may not be realized.

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

Intangible Assets

The Company evaluates whether events and circumstances have occurred that indicate that intangible assets with an indefinite life may have been impaired at least annually. An impairment in the carrying value of an asset is assessed when the undiscounted, expected future operating cash flows to be derived from the asset are less than its carrying value.

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

--------------------------------------------------------------------------------
                                                                         Page 37

Cash Surrender Value Life Insurance

The Company has one whole life insurance policy on its Chairman of the Board which features cash surrender value. Monthly premiums on the policy are included in general and administrative expense, with the amount of the premium that serves to increase the cash surrender value of the policy recorded as a non-current other asset.

Fair Value of Financial Instruments

In accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the Company is required to disclose the fair value of all financial instruments that it is practical to estimate. In the Company's case, the book values of all financial instruments approximate fair value. For trade accounts receivable and trade accounts payable, the book value approximates fair value due to the short-term maturity of these items. The fair value of the line of credit approximates book value because the interest rate fluctuates with changes in the LIBOR or prime rate. The Company's notes payable and capital lease obligations approximate fair value based on rates currently available for debt with similar terms and maturities. The Company's commitments to purchase inventory approximate fair value because they do not differ materially from current market prices available to the Company and they do not exceed 12 months in duration.

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

Revenue Recognition and Sales Incentives to Customers

The Company recognizes revenue once there is evidence of an arrangement (such as a customer purchase order), the price and terms are final, delivery has occurred and collectibility is reasonably assured. Accordingly, sales and cost of goods sold are recognized when goods are shipped, at which time title and risk of loss have passed to the customer. The vast majority of the Company's sales are shipped under customer-arranged freight terms. In all other cases, shipping charges to customers are included in revenue with an offsetting expense included in cost of sales. Sales incentives offered to customers such as promotions, advertising allowances and slotting fees are accounted for as reductions to revenue.

Advertising

Magazine advertising is expensed at the on-stand date when the consumer or trade is first exposed to the ad. Costs associated with the production of pamphlets and similar advertising literature are expensed at the time of initial distribution. Other advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2004, 2003 and 2002 were $1,465,300, $882,700 and $1,172,100, respectively.

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

For fiscal year 2004 there was no difference between basic and fully diluted loss per common share because the effects of the exercise of common stock options and warrants were anti-dilutive, given the net loss incurred in that year.

--------------------------------------------------------------------------------
                                                                         Page 38



For fiscal years 2003 and 2002 there was no difference between basic and fully diluted income per common share because the dilutive effect of the exercise of common stock options and warrants was insignificant.

For each year presented, the following potential convertible common shares were outstanding as of December 31:

                                            2004          2003          2002
                                            ----          ----          ----

Stock Options                             4,972,415     4,152,115     3,898,115
Stock Warrants                              160,000       160,000       682,606
                                          ---------     ---------     ---------
Total Potential Convertible Shares        5,132,415     4,312,115     4,580,721
                                          =========     =========     =========

Due to the net loss incurred in fiscal year 2004, the outstanding stock options and warrants disclosed above were excluded from the calculation of the fully diluted shares outstanding and loss per common share due to their anti-dilutive effect.

Stock-Based Compensation

Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share Based
Payment" ("SFAS 123R") issued in December 2004 will require the Company to record an expense associated with stock option grants in the Company's statement of operations effective with the third quarter of 2005. As currently permitted under SFAS 123, the Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
Employees" ("APB 25"). Accordingly, compensation expense for employee stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Options granted to non-employees are recorded over the service period at the estimated fair value of the option granted.

All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with the accounting for such options utilizing the intrinsic value method prescribed in APB 25, there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with SFAS 123, the Company's net income or loss and net income or loss per share for the years ended December 31, 2004, 2003 and 2002 would have been adjusted to the pro-forma amounts presented below:

                                                    Years ended December 31,
                                                    ------------------------
                                               2004           2003           2002
                                               ----           ----           ----

Net income (loss) as reported              $  (832,700)   $ 2,663,600    $ 1,120,000
Less: Total compensation expense under
   fair value method for all stock-based
   awards, net of related tax effects         (365,600)      (264,000)      (182,800)
                                           -----------    -----------    -----------
Pro-forma net income (loss)                $(1,198,300)   $ 2,399,600    $   937,200
                                           ===========    ===========    ===========
Basic and fully diluted income (loss)
  per share:
  As reported                              $     (0.02)   $      0.06    $      0.02
  Pro-forma                                $     (0.03)   $      0.05    $      0.02


The fair value of option grants for 2004 was estimated on the date of grant utilizing the Black-Scholes option-pricing model, with the following assumptions: expected life of five years, risk-free interest rates of 2.0% to 3.0%, no dividend yield and volatility of 64% to 95%.

--------------------------------------------------------------------------------
                                                                         Page 39

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

New Applicable Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123R, "Share-Based Payment," a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and superseding APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires the Company to expense grants made under the Company's stock option program. That cost will be recognized over the vesting period of the stock option grants. SFAS 123R is effective for interim periods beginning after June 15, 2005. Upon adoption of SFAS 123R, amounts previously disclosed under SFAS No. 123 will be recorded in the Company's statement of operations. The Company is evaluating the alternatives allowed under the standard, which the Company is required to adopt effective for its third quarter of fiscal 2005.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," an amendment to ARB No. 43, Chapter 4, "Inventory Pricing." SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company believes there will be no material effect on its financial statements upon adoption of this standard.

During 2004 the FASB published a revision to Interpretation 46 ("46R") to clarify some of the provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", and to exempt certain entities from its requirements. The additional guidance is being issued in response to input received from constituents regarding certain issues arising in implementing Interpretation 46.

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

--------------------------------------------------------------------------------
                                                                         Page 40

Reclassifications

Certain reclassifications have been made to the prior year financial statements to be consistent with the current year presentation. These reclassifications had no impact on net income or retained earnings for the prior years presented.

2.   Manufacturing Facility Relocation and Reconfiguration

During the first quarter of 2004, the Company began to implement its plan to relocate its SpectraVac manufacturing operation from its leased facility at 133 Copeland Street, Petaluma, California to a leased facility located in Cherokee, Iowa managed by Biowa Nutraceuticals, LLC ("BIOWA"). The SpectraVac operation utilizes the Company's intellectual property purchased on April 15, 2003 for the benign extraction of oil from vegetable seeds, and is currently used primarily for the production of flax oil.

The Company replaced most of the equipment used in the SpectraVac operation in Petaluma with new, more efficient equipment in Cherokee. Production ceased at the Copeland Street facility on September 24, 2004 and the Company disassembled and relocated some of the former Petaluma equipment to Cherokee during the fourth quarter. The Company incurred an expense of $1,565,300 in 2004 in connection with the manufacturing facility relocation and reconfiguration. Included in that amount were non-cash write-offs of $919,500 for infrastructure and leasehold improvements at the Copeland Street facility which could not be relocated to Iowa, plus $237,100 in writedowns to fair market value for certain equipment that was relocated to Iowa which management deemed was impaired at December 31, 2004. In addition, cash expenses of $408,700 were incurred for relocation costs and project management expenses associated with the move to Iowa.

BIOWA will provide labor and management services to the Company for the SpectraVac operation in Cherokee under contract. The Company will continue to own the equipment and also intends to enter into other oil seed crushing arrangements with BIOWA under a strategic alliance. During the year ended December 31, 2004 capital spending in Cherokee associated with the Iowa facility was $1,008,300.

3.   Industrial Accident

On February 4, 2004 the Company pleaded no contest to two misdemeanor counts of violations under California Labor Code Section 6425, violation of a regulation issued by the California Occupational Health and Safety Administration ("CAL-OSHA"), requiring employers to provide, maintain and ensure employees use required confined space equipment. The plea arose in connection with a tragic production accident on April 25, 2002 that resulted in the death of two of the Company's employees. Under the Terms of Settlement and Probation entered into with the plea, the Company will pay a fine of $150,000 in three annual installments of $50,000 each on June 30, 2004, 2005 and 2006. In addition the Company paid $150,000 in restitution to the California District Attorneys Association Workers Safety Training Account to assist in the prosecution of worker safety cases in the State of California. The Company also reimbursed costs of $25,000 each to the Petaluma Police Department, the Petaluma Fire Department and the Sonoma County District Attorney's Office. Finally, an additional fine of $250,000 under California Labor Code Section 6425 was suspended conditioned upon the Company's compliance with the terms of court supervised probation for three years. Accordingly, the Company accrued an expense of $375,000 against the year ended December 31, 2003 to cover the net present value of the above payments, plus attorney's fees. Total payments made during the year ended December 31, 2004 in connection with the plea were $275,000.

CAL-OSHA completed their investigation of the accident and issued their report and notice of proposed penalties on October 18, 2002. Their report included nine citations for safety violations with total proposed penalties of $137,900. There were no willful citations and the CAL-OSHA report acknowledged that all the safety violations had been 100% abated prior to the report's issuance. The Company filed a formal appeal and executed a verbal settlement agreement with CAL-OSHA on December 17, 2004 which calls for the Company to pay penalties totaling $70,500 to close the CAL-OSHA appeal.

--------------------------------------------------------------------------------
                                                                         Page 41

The dependents of both deceased employees filed appeals with the Workers' Compensation Appeals Board of California for serious and willful misconduct penalties against Spectrum. On May 25, 2004 the Company settled one of the appeals for $35,000 which was paid on June 3, 2004 and charged against the industrial accident reserve.

As of December 31, 2004 the Company had a remaining reserve of $193,900 to cover the two remaining installments of the fine under CLCS 6425 totaling $100,000, the settlement of the CAL-OSHA appeal for $70,500, and the remaining appeal filed with the Workers' Compensation Appeals Board of California.

The remaining workers compensation appeal is for an additional death benefit equal to 50% of the eventual death benefit to be paid by the Company's workers' compensation insurance carrier at the time of the accident. That amount would be payable by the Company to the dependents of the deceased worker if the dependents successfully establish that the Company was guilty of serious and willful misconduct by allowing unsafe working conditions to exist. If actually litigated, the workers compensation appeal is an all-or-nothing proposition under which the Company will either be liable for 50% of the eventual insurance death benefit or nothing. Based on the advice of counsel, the Company expects the remaining workers compensation appeal to be settled rather than litigated. Management believes the remaining reserve of $193,900 will be approximately adequate to cover the present value of the remaining two installments under the CLCS 6425 fine of $50,000 each, the settlement of the CAL-OSHA appeal for $70,500, and the remaining workers compensation appeal.

4.   Amendment to Loan and Security Agreement

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

     d) The drawdown period under the Company's $1,000,000 capital expenditures term note was extended an additional six months to December 31, 2004. During the year ended December 31, 2004 proceeds received under this note were $754,800.

The Amendment continues to require that the Company meet various financial covenants for 2004 and beyond related to profitability levels, debt service coverage, and the ratio of total liabilities to tangible net worth. As of December 31, 2004 the Company was in technical default of the liabilities to tangible net worth covenant due to the non-cash writeoff associated with the Company's former manufacturing facility incurred during the fourth quarter of 2004. Comerica has granted the Company a waiver of the loan covenant default.

The revolving line of credit is subject to a borrowing base consisting of certain eligible accounts receivable and inventory and bears interest at the prime rate or LIBOR plus 2.25%, at the Company's option. The outstanding term debt is secured by property and equipment, bears interest at the prime rate plus 25 basis points (0.25%) and features an even monthly amortization schedule through June 2008.

The Credit Facility with Comerica replaced a similar arrangement with Wells Fargo Business Credit, Inc. ("WFBC"), the Company's former primary lender. All amounts due to WFBC were retired on July 11, 2003 in the amount of $5,023,600. Included in that amount was an early termination fee of $62,400 paid to WFBC for

--------------------------------------------------------------------------------
                                                                         Page 42
terminating that credit facility prior to its maturity date of October 6, 2004. The early termination fee and the remaining unamortized loan fee of $8,000 associated with the WFBC agreement were recorded as interest expense in 2003.

5.   Intellectual Property Purchase

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

In accordance with the IP Agreement, the Company purchased the intellectual property for $550,000 which was paid in two equal installments on April 30, 2003 and October 7, 2003. As a result, the Company was no longer obligated to pay royalties to Tenere effective April 1, 2003. Royalties paid during the years ended December 31, 2003 and 2002 were $50,700 and $162,500, respectively.

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

The bottling line was reconfigured for better efficiency and higher bottling speeds and included a new labeler and new conveying equipment. As a result, there was $30,600 in net book value of equipment at Copeland Street which was scrapped rather than being relocated. Additionally, the Company recorded a writedown of $19,700 to reduce the net book value of equipment that has been sold to its estimated market value. The combined amount of $50,300 was included in cost of sales for 2003.

7.   Sale of Product Lines

On April 25, 2002 the Company entered into an Asset Purchase Agreement with Acirca, Inc. pursuant to which the Company sold certain product lines from the Company's Aptos-based industrial ingredients business. The product lines sold included the Organic Ingredients ("OI") business in fruits, vegetables, concentrates and purees as well as certain key retailer private label product lines.

The total consideration was $3,167,000 in cash, which included $1,417,000 for saleable inventory sold to Acirca. Since the product line sale comprised all of the remaining assets of OI, the remaining net goodwill of $1,470,200 associated with the reverse acquisition of OI in October 1999 was written off as a result of the sale. After accounting for transaction costs, the Company recorded a net gain on the OI product line sale of $210,300 for the year ended December 31, 2002.

--------------------------------------------------------------------------------
                                                                         Page 43



8.   Accounts Receivable

Accounts receivable consisted of the following:
                                                   As of December 31,
                                                   ------------------
                                           2004           2003           2002
                                           ----           ----           ----
Trade                                  $ 4,268,800    $ 4,604,800    $ 3,306,800
Stockholder                                   --             --           20,000
Other                                       31,000          8,400        164,400
                                       -----------    -----------    -----------
Total accounts receivable                4,299,800      4,613,200      3,491,200
Less allowance for doubtful accounts
   and customer allowances                (500,000)      (450,000)      (416,000)
                                       -----------    -----------    -----------
Net Accounts Receivable                $ 3,799,800    $ 4,163,200    $ 3,075,200
                                       ===========    ===========    ===========

During the years ended December 31, 2004, 2003 and 2002 the Company had one customer that accounted for approximately 42%, 36% and 50% of total net sales, respectively. As of December 31, 2004, 2003 and 2002 that same customer accounted for 28%, 25% and 23% of trade accounts receivable, respectively. The sales to this customer consisted of Spectrum Naturals(R) and Spectrum
Essentials(R) consumer packaged products only. The loss of this customer would have a material adverse effect on the Company's operations and cash flows.

During 2004, 2003 and 2002 foreign sales comprised 5%, 4% and 7%, respectively, of total net sales and approximately 6%, 4% and 4% of trade accounts receivable at December 31, 2004, 2003 and 2002, respectively. All foreign sales were denominated in United States dollars.

9.   Inventories

Inventories consisted of the following:
                                                    As of December 31,
                                                    ------------------
                                            2004           2003           2002
                                            ----           ----           ----

Finished goods                          $ 7,590,100    $ 6,853,400    $ 4,351,900
Raw materials                             2,170,200      1,166,100      1,408,100
Deposits on Inventory                       154,500        236,200         57,600
                                        -----------    -----------    -----------
Total inventories                         9,914,800      8,255,700      5,817,600
Less provision for obsolete inventory      (350,000)      (248,500)      (548,000)
                                        -----------    -----------    -----------
Net Inventories                         $ 9,564,800    $ 8,007,200    $ 5,269,600
                                        ===========    ===========    ===========

For 2004, 2003 and 2002 the Company had one supplier of raw materials that accounted for approximately 17%, 16% and 11%, respectively, of total purchases of raw materials and one supplier of processing that accounted for approximately
9%, 11% and 11%, respectively, of total cost of sales. At December 31, 2004, 2003 and 2002 approximately $698,000, $954,500 and $564,500 was owed to these suppliers and included in accounts payable.

10.  Valuation and Qualifying Accounts

The Company maintains valuation and qualifying accounts in three significant areas: reserves for obsolete inventories, allowances against receivables, and reserves for the 2002 industrial accident. With regards to inventory and receivables, the reserves serve to lower the gross carrying amount of these assets to their net realizable value. With regards to the industrial accident, the reserve serves to cover estimated future payments associated with the accident.

--------------------------------------------------------------------------------
                                                                         Page 44

The following table summarizes the activity under each of the valuation and qualifying accounts for the years ended December 31, 2002, 2003 and 2004:

                                           Reserve for  Allowances   Reserve for
                                            Obsolete      Against     Industrial
                                           Inventories  Receivables    Accident
                                            ---------    ---------    ---------

Balances, January 1, 2002                   $ 350,000    $ 475,000    $    --
Additions charged to profit and loss          262,200       47,000      254,100
Deductions for amounts written-off
   against reserves                           (64,200)    (106,000)    (100,400)
                                            ---------    ---------    ---------
Balances, December 31, 2002                   548,000      416,000      153,700
Additions charged to profit and loss          210,800      103,400      410,200
Deductions for amounts written-off
   against reserves                          (510,300)     (69,400)     (47,000)
                                            ---------    ---------    ---------
Balances, December 31, 2003                   248,500      450,000      516,900
Additions charged to profit and loss          332,800       56,300         --
Deductions for amounts written-off
   against reserves                          (231,300)      (6,300)    (323,000)
                                            ---------    ---------    ---------
Balances, December 31, 2004                 $ 350,000    $ 500,000    $ 193,900
                                            =========    =========    =========

11.  Property and Equipment

Property and equipment consisted of the following:

                                                   As of December 31,
                                                   ------------------
                                          2004           2003           2002
                                          ----           ----           ----

Machinery and equipment               $ 5,273,600    $ 5,434,200    $ 4,338,600
Furniture and fixtures                    795,500        978,900        873,500
Construction in progress                   75,700        227,400        442,200
Leasehold improvements                    312,800        310,400        244,600
Vehicles                                   84,000         84,000         84,000
                                      -----------    -----------    -----------
Total property and equipment            6,541,600      7,034,900      5,982,900
Less accumulated depreciation          (2,551,400)    (2,696,200)    (2,535,500)
                                      -----------    -----------    -----------
Net Property and Equipment            $ 3,990,200    $ 4,338,700    $ 3,447,400
                                      ===========    ===========    ===========

In connection with the relocation of the Company's manufacturing facility to Iowa (see Note 2), Spectrum recorded a non-cash writedown of $1,156,600 against its property and equipment formerly located at the Copeland Street manufacturing facility. Included in that amount was $919,500 of infrastructure and leasehold improvements which were written-off since they could not be relocated to Iowa, plus $237,100 in writedowns to fair market value for certain equipment that was relocated to Iowa that management deemed was impaired at December 31, 2004.

During the years ended December 31, 2004, 2003 and 2002, the Company capitalized interest of $27,800, $24,500 and $27,800 respectively, on construction in progress. The Iowa facility was capitalized and placed in service on December 1, 2004. There was equipment with a book value of $224,500 located in Iowa which was not in service and not being depreciated at December 31, 2004 related to the Company's LOCET operation (low oil content extraction technology). Management is evaluating the future use of the LOCET equipment in Iowa and does not believe these assets are impaired relative to the future cash flows they may generate.

Depreciation expense was $650,700, $519,600 and $442,300 for 2004, 2003 and
2002, respectively.

--------------------------------------------------------------------------------
                                                                         Page 45



12.  Intangible Assets

Intangible assets consisted of the following:

                                                   As of December 31,
                                                   ------------------
                                          2004           2003           2002
                                          ----           ----           ----

Intellectual property                   $ 550,000      $ 550,000      $    --
Trademarks                                 74,100         74,100         74,100
                                        ---------      ---------      ---------
Total intangible assets                   624,100        624,100         74,100
Less accumulated amortization             (39,300)       (37,300)       (32,100)
                                        ---------      ---------      ---------
Net Intangible Assets                   $ 584,800      $ 586,800      $  42,000
                                        =========      =========      =========

The intellectual property has an indefinite life and is evaluated annually for potential impairment based on the forecasted future cash flows of the Company's flax oil products. The trademarks are being amortized on a straight-line basis over their estimated useful lives. Amortization expense was $2,000, $5,100 and $12,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

13.  Line of Credit

The Company has available a $9,000,000 revolving line of credit, subject to a borrowing base limitation based upon a percentage of eligible accounts receivable and inventory, bearing interest at the prime rate or LIBOR plus 2.25% which expires on June 30, 2006 unless renewed earlier. Borrowings under the revolving line of credit totaled $6,984,400 at December 31, 2004 versus
$4,833,000 at December 31, 2003 and $2,479,800 at December 31, 2002. The credit line is secured by substantially all assets of the Company.

As of December 31, 2004 the Company had $2,015,600 in excess borrowing capacity available under the line of credit versus $2,105,800 at December 31, 2003 and $1,696,700 at December 31, 2002.

14.  Notes Payable and Capital Lease Obligations

Notes payable and capital lease obligations consisted of the following:

                                                          As of December 31,
                                                          ------------------
                                                  2004           2003          2002
                                                  ----           ----          ----
Term notes payable secured by substantially
  all assets of the Company (a)               $ 1,875,000    $ 1,370,200    $   429,000

Capital lease obligations secured by the
  related property and equipment (b)               14,600         56,300        105,900
                                              -----------    -----------    -----------
Total Notes Payable and Capital Lease
  obligations                                   1,889,600      1,426,500        534,900
Less current maturities                          (514,600)      (322,300)      (256,000)
                                              -----------    -----------    -----------
Long-term Portion of Notes Payable and
 Capital Lease Obligations                    $ 1,375,000    $ 1,104,200    $   278,900
                                              ===========    ===========    ===========

(a) Under the Comerica relationship, the Company has two term notes that are secured by property and equipment, with even monthly principal amortization of $20,800 for each note. Both notes bear interest at prime plus 25 basis points (5.5% per annum at December 31, 2004).

(b) The cost of assets securing the capital lease obligations was $74,700, $243,000 and $438,900 at December 31, 2004, 2003 and 2002 with accumulated amortization of $60,100, $83,100 and $240,000 at December 31, 2004, 2003
     and 2002, respectively.

--------------------------------------------------------------------------------
                                                                         Page 46



Aggregate maturities or principal payments required on notes payable and capital lease obligations for each of the succeeding years are disclosed in Note 15.

15.      Notes Payable, Related Parties

Notes payable with related parties consisted of the following:

                                                                      As of December 31,
                                                                      ------------------
                                                               2004          2003           2002
                                                               ----          ----           ----
Note payable with interest due monthly at 9%
  per annum. Principal is due in monthly installments of
  $15,625 until paid in full. The note is secured by
  unissued shares of common stock in an amount
  equivalent to the unpaid principal and interest
  due under the note. The note is subordinated to
  the line of credit and all bank debt. (a)                $   187,500    $   390,600    $   578,100

Non-interest bearing, unsubordinated and unsecured
  balloon note due on December 31 of the fifth year
  following the calendar year which includes the
  final payment on the above note, expected to be
  2010. Interest has been imputed at an effective
  interest rate of 7.6% per annum                              326,200        305,400        286,200

Unsecured notes due in monthly installments
  including principal and interest at 10% per annum             40,700        128,400        216,000
                                                           -----------    -----------    -----------
Total Notes Payable - Related Parties                          554,400        824,400      1,080,300
Less current maturities                                       (228,200)      (275,200)      (275,100)
                                                           -----------    -----------    -----------
Long-term Portion of Notes Payable - Related Parties       $   326,200    $   549,200    $   805,200
                                                           ===========    ===========    ===========


     (a) On November 20, 2004 the Company voluntarily made one extra principal payment on this note, in an accommodation to the note holder, which advanced the payoff date to December 20, 2005 instead of January 20, 2006. That, in turn, advanced the maturity date of the balloon note by one full year from December 31, 2011 to December 31, 2010. Under the
          Seventh Amendment to the Redemption Agreement entered into on November
          1, 2002 the note holder retained the unilateral right to force the same outcome upon 60 days prior written notice to the Company. The
          Company accounted for the one year advance in the maturity date for the balloon note by revising the imputed rate of interest from 6.5% per annum to 7.6% per annum.

Aggregate maturities or principal payments required on all types of long-term debt and capital lease obligations for each of the succeeding years are as follows:

                                   Bank Term      Related      Cap. Lease     Total Long-
 Years Ended December 31,            Notes      Party Notes    Obligations     Term Debt
 ------------------------         -----------   -----------    -----------    -----------
    2005                          $   500,000   $   228,200    $    20,100    $   748,300
    2006                              500,000          --             --          500,000
    2007                              500,000          --             --          500,000
    2008                              375,000          --             --          375,000
    2009                                 --            --             --             --
    2010                                 --         513,300           --          513,300
                                  -----------   -----------    -----------    -----------
Total Future Payments               1,875,000       741,500         20,100      2,636,600
Less amounts representing
   interest                              --        (187,100)        (5,500)      (192,600)
                                  -----------   -----------    -----------    -----------
Total Long-Term Debt,
   including current maturities   $ 1,875,000   $   554,400    $    14,600    $ 2,444,000
                                  ===========   ===========    ===========    ===========

-----------------------------------------------------------------------------------------
                                                                                  Page 47



16.  Provision for Income Taxes and Deferred Income Taxes

As of December 31, 2004 the Company had a net benefit from income taxes equal to 40% of its net loss before income taxes. During the fourth quarter of 2003, the Company reversed the 100% valuation allowance that had been maintained against its deferred tax assets since the merger. As a result, the Company recorded a net benefit from income taxes of $1,566,600 for 2003. For the years ended
December 31, 2004, 2003 and 2002 the provision or benefit from income taxes consisted of the following:

                                                 2004           2003           2002
                                                 ----           ----           ----
Current:
 Federal                                     $   (77,700)   $     9,900    $      --
 State                                           (13,800)        25,400        189,800
                                             -----------    -----------    -----------
Subtotal Current                                 (91,500)        35,300        189,800
                                             -----------    -----------    -----------
Deferred:
 Federal                                        (393,600)    (1,409,100)          --
 State                                           (70,100)      (192,800)          --
                                             -----------    -----------    -----------
Subtotal Deferred                               (463,700)    (1,601,900)          --
                                             -----------    -----------    -----------
Total Provision (Benefit) for Income
Taxes                                        $  (555,200)   $(1,566,600)   $   189,800
                                             ===========    ===========    ===========


A reconciliation of the federal statutory rate to the tax provision for the years ended December 31 follows:

                                                 2004           2003           2002
                                                 ----           ----           ----

Tax expense (benefit) at effective
   federal statutory rate (34%)              $  (471,900)   $   373,000    $   445,300
Disposal of non-deductible goodwill                 --             --          499,900
Other non-deductible expense                      10,600         53,800         11,800
State income tax expense, net of federal
   effect                                        (80,500)        71,500         51,600
Valuation allowance                                 --       (1,997,900)      (867,200)
Tax credits and other                            (13,400)       (67,000)        48,400
                                             -----------    -----------    -----------
Total Provision (Benefit) for Income Taxes   $  (555,200)   $(1,566,600)   $   189,800
                                             ===========    ===========    ===========


--------------------------------------------------------------------------------------
                                                                               Page 48




Deferred tax assets and liabilities consisted of the following:

                                                 2004           2003           2002
                                                 ----           ----           ----
Deferred Tax Assets:
   Federal net operating loss carryovers     $ 1,950,000    $ 1,506,500    $ 1,761,400
   Inventory allowances                          119,000         84,500        182,300
   Accounts receivable allowances                170,000        153,000        141,400
   Accrued compensation                           72,200         63,500         51,100
   State income taxes                            276,200        192,800        335,000
   Accruals and reserves                           7,900         88,900           --
   Other                                         169,800         50,500         13,800
                                             -----------    -----------    -----------
                                               2,765,100      2,139,700      2,485,000
Deferred Tax Liabilities:
   Depreciation and fixed asset write-down      (609,600)      (537,800)      (443,800)
   Other                                            --             --          (43,300)
                                             -----------    -----------    -----------
Net Deferred Tax Assets, Before Allowance      2,155,500      1,601,900      1,997,900
Valuation allowance                                 --             --       (1,997,900)
                                             -----------    -----------    -----------
Net Deferred Tax Assets                      $ 2,155,500    $ 1,601,900    $      --
                                             ===========    ===========    ===========

As of December 31, 2004 the Company had federal net operating loss carryforwards
("NOLs") totaling approximately $5,735,000 that expire at various times through 2021. For state purposes, the Company had net operating loss carryforwards totaling approximately $3,833,000 which expire at various times through 2011.

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

17.  Common Stock Options

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

--------------------------------------------------------------------------------
                                                                         Page 49




The following table summarizes the activity under the 1995 Plan for the years ended December 31, 2004, 2003 and 2002:

                                   2004                        2003                      2002
                          -----------------------     ------------------------   ----------------------
                                         Weighted                     Weighted                  Weighted
                                         Average                      Average                   Average
                                         Exercise                     Exercise                  Exercise
                           Options        Price         Options        Price      Options        Price
                          ---------      --------     ----------      --------   ----------     --------
Beginning Balance         4,152,115      $   0.33      3,898,115      $   0.34    3,225,315     $   0.48
Options granted           1,158,250          0.85        809,500          0.31    1,325,000         0.30
Options exercised          (151,166)         0.34       (143,750)         0.41         --          --
Options expired            (186,784)         0.56       (411,750)         0.34     (652,200)        0.21
                         ----------      --------     ----------      --------   ----------     --------
Ending Balance            4,972,415      $   0.44      4,152,115      $   0.33    3,898,115     $   0.34
                         ==========      ========     ==========      ========   ==========     ========
Options exercisable at
   year end               3,087,719      $   0.35      2,368,973      $   0.34    1,784,282     $   0.35
                         ==========      ========     ==========      ========   ==========     ========
Weighted average fair
  value of options granted
  during the year                        $   0.60                     $   0.25                  $   0.30
                                         ========                     ========                  ========

The following table discloses exercise prices and remaining lives of options outstanding or exercisable as of December 31, 2004:

                              Options Outstanding                           Options Exercisable
                              -------------------                           -------------------

                                   Weighted                                        Weighted
                                    Average                                         Average
 Range of            Number        Remaining         Weighted        Number        Remaining       Weighted
 Exercise          Outstanding     Contractual       Average       Exercisable    Contractual      Average
  Prices           at 12/31/04     Life (Years)   Exercise Price   at 12/31/04   Life (Years)   Exercise Price
  ------           -----------     -----------    --------------   -----------   -----------    --------------

$0.01-$0.25         1,030,200         6.9            $ 0.24          850,150         6.8           $ 0.24
$0.26-$0.50         2,857,965         6.2              0.35        2,120,319         5.6             0.36
$0.51-$2.50         1,084,250         8.8              0.86          117,250         8.4             0.99
-----------       -----------      -----------    --------------  ----------     -----------    --------------

$0.01-$2.50         4,972,415         6.9            $ 0.44        3,087,719         6.1           $ 0.35
===========       ===========      ===========    ==============  ==========     ===========    ==============

As of December 31, 2004 there were 1,732,669 options remaining that are available for future issuance under the 1995 Plan. The 1995 Plan has a ten year life; therefore, no further options can be issued under the Plan after November
15, 2005. Management is in the process of evaluating various alternative equity incentive compensation plans at the date of this report.

18.  Common Stock Warrants

Each common stock warrant represents the right to purchase one share of the Company's common stock at a fixed price per share at some future date. On
October 6, 1999 the Company assumed 590,656 outstanding common stock purchase warrants of OFPI at exercise prices ranging from $2.00 to $4.00 per share, all of which expired unexercised during the ensuing years. Also in connection with the 1999 merger, the Company issued 400,000 penny warrants in conjunction with a private placement of unsecured subordinated notes necessary to close the merger.
All of the penny warrants were subsequently exercised during 2000 and 2001. In addition, in connection with the renegotiation of the private placement notes, the Company issued quarterly common stock purchase warrants at the closing bid price of Spectrum shares at each quarter-end starting December 31, 2000 and ending on December 31, 2002. All of those warrants were exercised during 2002 and 2003.

--------------------------------------------------------------------------------
                                                                         Page 50



The following table summarizes the activity related to common stock purchase warrants for the years ended December 31, 2004, 2003 and 2002:

                                        2004                         2003                      2002
                               ----------------------        ---------------------     ---------------------
                                             Weighted                     Weighted                  Weighted
                                             Average                      Average                   Average
                                             Exercise                     Exercise                  Exercise
                                 Warrants     Price          Warrants      Price       Warrants      Price
                                 --------     -----          --------      -----       --------      -----
Beginning Balance                 160,000     $ 0.31         682,606       $ 0.50       843,156      $ 1.43
Private placement
 warrants issued                    --           --            --            --         200,200        0.32
IPO warrants expired                --           --          (60,656)        2.63      (330,000)       2.79
Private placement
 warrants
 exercised (a)                      --           --         (461,950)        0.28       (30,750)       0.33
                                ---------    --------      ---------       ------      --------      ------
Ending Balance                    160,000     $ 0.31         160,000       $ 0.31       682,606      $ 0.50
                                =========    ========      =========       ======      ========      ======

(a) These warrants included a net exercise feature which enabled the holder to convert the net equity in the warrants into common stock in a cash-less transaction. Accordingly, common shares issued in connection with the exercise of the warrants were 405,456 and 6,910 for the years ended
     December 31, 2003 and 2002, respectively.

The remaining common stock warrants outstanding as of December 31, 2004 were issued at an exercise price of $0.31 per share and expire on February 15, 2006 unless exercised earlier.

19.  Business Segments

The Company operates in three primary business segments: Spectrum Naturals(R) culinary products, Spectrum Essentials(R) nutritional supplements and Spectrum
Ingredients industrial products for use by other manufacturers and private label products for key retailers. The Spectrum Naturals(R) culinary products is the Company's largest segment, representing approximately 45% of total net sales.
The Spectrum Naturals(R) culinary products are manufactured on behalf of the Company by third parties and are sold primarily through distributors and specialty food brokers to natural food and specialty food stores.

The Spectrum Essentials(R) nutritional supplements segment represents approximately 23% of total net sales and is sold through the same distribution and broker network as the Spectrum Naturals(R) products. However, the Company manufactures the majority of the Spectrum Essentials(R) products at its leased manufacturing facility in Cherokee, Iowa. The gross margins of the two consumer product line segments are also markedly different, with the Spectrum
Essentials(R) brand delivering higher gross margins.

The final segment identified by management is the Spectrum Ingredients and private label product lines. The Spectrum Ingredients products are sold directly to other food manufacturers in industrial sizes for use in their products at substantially lower margins than the two branded consumer products segments. The private label products are sold directly to key retailers such as Whole Foods and Trader Joe's and also feature lower margins than the branded consumer product segments.

Operating data is captured by segment to the gross profit level. However, operating statement data below gross profit and balance sheet data have not been disaggregated and captured by business segment since the information is presently unavailable to the Company's chief operating decision maker.
Accordingly, the following segment information is currently captured by the
Company:

--------------------------------------------------------------------------------
                                                                         Page 51

                                        Years Ended December 31,
                                        ------------------------
                                   2004          2003          2002
                                   ----          ----          ----
  Net Sales:
    Spectrum Naturals(R)        $24,048,400   $20,606,100   $17,268,200
    Spectrum Essentials(R)        9,566,100    10,353,900     9,030,400
    Spectrum Ingredients         15,978,000    14,443,400    11,065,900
    All Other                       322,900       273,100     3,214,800
                                -----------   -----------   -----------
    Total Net Sales             $49,915,400   $45,676,500   $40,579,300
                                ===========   ===========   ===========
  Gross Profit:
    Spectrum Naturals(R)        $ 5,403,400   $ 5,365,500   $ 4,385,400
    Spectrum Essentials(R)        4,297,300     4,659,700     4,323,900
    Spectrum Ingredients          1,812,200     1,718,100     1,211,200
    All Other                        21,800       126,400       835,800
                                -----------   -----------   -----------
    Total Gross Profit          $11,534,700   $11,869,700   $10,756,300
                                ===========   ===========   ===========

Included in the all other category are the disposed and discontinued product lines associated with the OI business sold on April 25, 2002.

20.  401(k) Plan

The Company provides a defined contribution plan covering substantially all employees meeting certain age and service requirements. Plan contributions are made under a matching formula and totaled $38,400, $33,500 and $34,800 for the years ended December 31, 2004, 2003 and 2002, respectively.

21.  Commitments and Contingencies

Lease Agreements

The Company's operating lease for its corporate headquarters at 5341 Old Redwood Highway, Petaluma, California is a non-cancelable operating lease that terminates on December 31, 2007. Total monthly rent under this lease was $23,500 at December 31, 2004. Future minimum lease payments for the corporate headquarters facility are $281,700 annually for 2005, 2006 and 2007.

The Company was in negotiation of an operating lease for the manufacturing facility in Cherokee, Iowa as of the date of this report. Monthly rent is expected to be fixed at $2,500 over a ten year term. Accordingly, future minimum lease payments under the manufacturing facility operating lease are expected to be $30,000 annually for 2005 through 2014.

Total rent expense for 2004, 2003 and 2002 was $458,100, $488,400 and $360,800,
respectively.

Royalty Agreements

The Company has entered into royalty agreements with various unrelated parties for licensed technologies which provide for a percentage royalty to be paid on sales of certain products. Included in accrued expenses were royalties of $17,600, $23,800 and $51,700 as of December 31, 2004, 2003 and 2002,
respectively, in connection with these agreements. Royalty expense included in cost of sales under these agreements for the years ended December 31, 2004, 2003 and 2002 were $70,900, $134,000 and $243,500, respectively.

Inventory Purchase Commitments

In the ordinary course of business, the Company enters into commitments to purchase raw materials over a period of time, generally six months to a year, at contracted prices. At December 31, 2004, 2003 and 2002 these future commitments, which are at prices not in excess of those currently obtainable nor in quantities in excess of normal requirements, aggregated approximately $15,212,000, $9,820,900 and $6,623,000, respectively.

--------------------------------------------------------------------------------
                                                                         Page 52

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

While lead has been shown to cause cancer and reproductive toxicity in humans, the Proposition 65 consumption quantity defined as no significant risk level for cancer was set at 15 micrograms per day. Lead is a naturally occurring element in some wine and balsamic vinegars. Based on the Company's tests, a person would need to consume somewhere between 1.3-2.6 cups (270-630ml) daily of the Company's various vinegar products to reach the Proposition 65 lead level. The small lead content in vinegar occurs naturally in the soil and is absorbed by the grapes used to make vinegar. The level of lead in vinegar is not affected by the manufacturing process and, therefore, is not subject to regulation under Proposition 65.

The Spectrum Naturals(R) brand was built on the premise of providing consumers with organic healthy oils and condiments. Management does not believe the consumption of its various vinegar products as condiments or salad dressings poses any increased risk for cancer or reproductive toxicity.

The Company has joined a Joint Defense Group established by attorneys representing several of the defendants in the Complaint. Total attorney's fees incurred by the Company as a member of the Joint Defense Group for the year ended December 31, 2004 were $12,300. Management believes the Complaint will eventually be shown to be without merit. Accordingly, no provision for loss has been recorded at December 31, 2004.

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

Contingent Guarantee

The Company was a guarantor in the amount of $25,000 for that portion of the outstanding borrowings under a line of credit for the Olive Press, LLC a third party that the Company held an investment in of $15,000 at December 31, 2004. In the event of a default by the Olive Press of its obligations under its line of credit, Spectrum would be liable for an amount not to exceed $25,000.

--------------------------------------------------------------------------------
                                                                         Page 53



22.  Related Party Transactions and Other Relationships

In connection with the sale of the Organic Ingredients product lines in 2002, the Company entered into a private label consulting agreement with Running
Stream Food and Beverage, Inc. ("RSFB"). RSFB is owned and operated by a former non-executive Director of the Company. During 2004, 2003 and 2002 the Company paid fees of $33,000, $99,000 and $66,000, respectively, plus expenses incurred to RSFB for private label consulting and management services. The RSFB consulting agreement terminated on April 16, 2004.

The Company paid interest at 9%-12% per annum under notes payable to several stockholders of $38,200, $62,300 and $110,900 for the years ended December 31, 2004, 2003 and 2002, respectively.

On July 29, 2003 the Compensation Committee of the Company's Board of Directors unanimously approved forgiving the $20,000 shareholder advance that had been outstanding for several years from the Company's Chairman of the Board. The advance was imputed as income and grossed-up to include the income tax impact.
Accordingly, the Company incurred $34,800 of compensation expense in 2003, which was included in general and administrative expenses, to forgive the shareholder advance.

The Company paid an investment banking fee of $79,000 in 2002 to Moore
Consulting in connection with the sale of the OI product lines. Moore Consulting is owned and operated by a non-executive Director of the Company. The fee was a 2.5% success fee, based on the total consideration received by the Company.

The Company has one member of its Board of Directors who also serves as Vice
Chair and Lead Independent Director of the Board of United Natural Foods, Inc.
UNFI is the Company's largest single customer, representing 42% of total net sales in 2004.

The Company has another member of its Board of Directors who also sits on the Board of Whole Foods Market, Inc. Whole Foods is the largest retailer in the natural products industry; however, sales made by the Company directly to Whole
Foods were insignificant.

23.  Quarterly Information (Unaudited)

The summarized quarterly financial data presented below reflects all adjustments which, in the opinion of management, are of a normal and recurring nature and necessary to present fairly the results of operations for the periods presented.

In thousands,                    First      Second       Third     Fourth       Full
  except per share data         Quarter     Quarter     Quarter    Quarter      Year
------------------------        --------    --------    --------   --------    --------
Year ended December 31, 2004:
  Net Sales                     $ 12,733    $ 12,811    $ 12,189   $ 12,182    $ 49,915
  Gross Profit                     2,903       2,960       2,778      2,894      11,535
  Operating Income (Loss)           (109)        362         148     (1,427)     (1,056)
  Net Income (Loss)                 (109)        178          32       (934)       (833)
  Basic and Fully Diluted
    Income (Loss) per Share     $  (0.00)   $   0.00    $   0.00   $  (0.02)   $  (0.02)

Year ended December 31, 2003:
  Net Sales                     $ 10,309    $ 11,381    $ 12,169   $ 11,818    $ 45,677
  Gross Profit                     3,073       2,966       3,100      2,731      11,870
  Operating Income (Loss)            743         416         506       (139)      1,526
  Net Income                         636         316         325      1,387       2,664
  Basic and Fully Diluted
    Income per Share            $   0.01    $   0.01    $   0.01   $   0.03    $   0.06

Year ended December 31, 2002:
  Net Sales                     $ 11,279    $ 10,078    $  9,718   $  9,504    $ 40,579
  Gross Profit                     2,945       2,325       2,746      2,740      10,756
  Operating Income                   512          54         671        539       1,776
  Net Income (Loss)                  331         (51)        575        265       1,120
  Basic and Fully Diluted
    Income (Loss) per Share     $   0.01    $  (0.00)   $   0.01   $   0.00    $   0.02

---------------------------------------------------------------------------------------
                                                                                Page 54

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

There were no material changes in the Company's internal control system during the year ended December 31, 2004. Management is not aware of any significant deficiencies in the design or operation of internal controls.


--------------------------------------------------------------------------------
                                                                         Page 55

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Directors and Executive Officers

The name, age, position and term of office of each of the Company's executive officers and directors are set forth below:

                                                                         Held
       Name               Age        Position                            Since
       ----               ---        --------                            -----

Jethren P. Phillips       54     Chairman of the Board                  10/6/99

Neil G. Blomquist         53     President and CEO, Director             9/1/02

Phillip L. Moore          55     Director (2)                           10/6/99

Charles A. Lynch          77     Director (1)(2)(3)(4)                   4/1/00

Thomas B. Simone          62     Director (1)(2)(3)(4)                 12/15/00

Conrad W. Hewitt          67     Director (1)(3)(4)                     11/6/02

John B. Elstrott          56     Director (1)(3)(4)                     7/29/04

Robert B. Fowles          49     Chief Financial Officer
                                 and Secretary                          6/26/00

N. Michael Langenborg     46     Vice President - Marketing             11/4/02

Steven L. Terre           56     Vice President - Sales                11/18/02

Duane W. Chase            62     General Manager -
                                 Spectrum Ingredients                   11/1/03

Randall H. Sias           36     Vice President - Operations             1/1/05

(1)  Member of the Audit Committee.
(2)  Member of the Compensation Committee.
(3)  Member of the Nominating and Governance Committee.
(4)  Member of the Capital Committee.

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

Background

The following is a brief summary of the business experience of each executive officer and director of the Company for at least the last five years:

Jethren P. Phillips has been Chairman of the Board of Directors since the merger in October 1999 which created Spectrum Organic Products, Inc. He also served as Chief Executive Officer of the Company from the merger until September 1, 2002. Mr. Phillips founded Spectrum Naturals, Inc. in 1980 and served as its Chief Executive Officer and Chairman of the Board of Directors since its inception. In 1995 he founded Spectrum Commodities, Inc., an organic and natural food ingredients affiliate. Mr. Phillips has been involved in the natural product industry since 1972. He attended California State University at Los Angeles and Humboldt and is a member of the National Association of Corporate Directors.

Neil G. Blomquist was appointed President and Chief Executive Officer of the Company on September 1, 2002 and became a Director of the Company in November 2002. Prior to that he served as SNI's President and Chief Operating Officer since January 1994, and served as its Director of Sales and Marketing from 1989

--------------------------------------------------------------------------------
                                                                         Page 56
to 1994. Mr. Blomquist has served on the Board of Directors of the California Olive Oil Council since 1996 and has been involved in the organic and natural foods industry for more than 25 years. Mr. Blomquist holds a Bachelor of Science degree in Business Management and Economics from the University of South Dakota. Mr. Blomquist is a member of the National Association of Corporate Directors.

Phillip L. Moore has been a Director of the Company since October 6, 1999 and is the Principal of Moore Consulting, a management consulting business established in 1996 to provide advisory services to the food industry. Mr. Moore has also served as Managing Partner of Monterey Bay Corporate Development since 1996. Monterey Bay Corporate Development also provides advisory and consulting services to the food industry. Mr. Moore has 25 years of experience in the food industry and was President of Perimeter Sales and Merchandising prior to founding Moore Consulting. Mr. Moore holds a Bachelor of Science degree in Accounting and Business from Guilford College of North Carolina. Mr. Moore is a member of the Compensation Committee and is a member of the National Association of Corporate Directors.

Charles A. Lynch became a Director on April 1, 2000 and is Chairman of Market Value Partners Company, a management and advisory source for existing and emerging businesses. He has had executive management responsibility for 70-plus companies, primarily in consumer related businesses, and has been a director of over 20 major corporations. Mr. Lynch currently serves as Chairman of the Board of Fresh Choice, Inc. and nSpired Natural Foods, Inc. Mr. Lynch also serves as a director or advisor to a number of privately-held organizations. Mr. Lynch received his Bachelor of Science degree from Yale University and an Honorary Degree of Doctors of Law from Golden Gate University. He is also a member of the National Association of Corporate Directors. Mr. Lynch is Chairman of the Compensation Committee and a member of the Audit Committee, Nominating and Governance Committee and Capital Committee.

Thomas B. Simone has been a Director of the Company since December 2000, and is Chairman and CEO of Simone & Associates, LLC a management and advisory firm that invests in and consults with healthcare and natural products companies. Mr. Simone also serves as Vice Chair and Lead Independent Director of the Board of United Natural Foods, Inc., the largest distributor of natural products in the industry and serves as a director or advisor to a number of privately-held organizations. Prior to forming Simone & Associates, Mr. Simone was President of McKesson Drug Company, America's largest pharmaceutical wholesaler. During his twenty-year career with McKesson, Mr. Simone also served as Vice President of Finance for McKesson Corporation, Executive Vice President of PCS Health Systems, and Vice President and Controller. Mr. Simone holds Bachelor of Science and Master of Business Administration degrees from DePaul University and is a member of the National Association of Corporate Directors. Mr. Simone is Chairman of the Capital and Nominating and Governance Committees and a member of the Audit Committee and Compensation Committee.

Conrad W. Hewitt has been a Director of the Company since November 2002. Prior to that, he was a consultant and served as the Commissioner for the State of California Department of Financial Institutions from 1997 to 1998, and as the State of California Superintendent of Banking from 1995 to 1997. From 1962 to 1995, Mr. Hewitt was a Managing Partner with Ernst & Young's offices in San Francisco, Seattle, and Honolulu. Mr. Hewitt currently serves as a Director on the boards of North Bay Bancorp and Varian, Inc. He also serves as a director or advisor to a number of privately-held organizations. Mr. Hewitt holds a Bachelor of Science degree in Finance and Banking from the University of Illinois, and did his post graduate study at the University of Southern California. He is a member of the National Association of Corporate Directors and the American Institute of CPAs. Mr. Hewitt is Chairman of the Audit Committee and a member of the Nominating and Governance Committee and Capital Committee. Spectrum's Board of Directors has determined that Mr. Hewitt qualifies as an audit committee financial expert, as that term has been defined by the SEC. Mr. Hewitt also qualifies as an independent director under the Exchange Act.

Dr. John B. Elstrott joined the Board on July 29, 2004. Dr. Elstrott is a Clinical Professor of Entrepreneurship and the Director of the Levy-Rosenblum Institute for Entrepreneurship at Tulane University's A. B. Freeman School of Business in New Orleans, Louisiana. Dr. Elstrott is an active entrepreneur in

--------------------------------------------------------------------------------
                                                                         Page 57
several areas including the venture capital, telecommunications, music, and natural food industries. He has won numerous prestigious teaching awards and was named the Ernst and Young Louisiana Entrepreneur of the Year in 1997 for his support of entrepreneurship education. Prior to joining Tulane, Dr. Elstrott was Chief Financial Officer for Celestial Seasonings, Inc. Today he serves on the boards of several public and private corporations and non-profit community service organizations, and serves as the lead director and chair of the audit committee for Whole Foods Market, Inc. Dr. Elstrott holds bachelors and masters degrees in economics from Louisiana State University and a doctorate in economics from the University of Colorado at Boulder. Dr. Elstrott is a member of the National Association of Corporate Directors and serves as a member on the Audit, Nominating and Governance and Capital Committees.

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

Steven L. Terre joined Spectrum as Vice President-Sales in November 2002. Prior to joining Spectrum Mr. Terre served for 18 years as Vice President of Sales for Traditional Medicinals, Inc. where he was responsible for all aspects of the Company's sales efforts. Mr. Terre has devoted his entire career to the natural foods industry and is a graduate of the University of California, San Diego.

Duane W. Chase joined Spectrum as Director of Sales and Marketing for Spectrum Ingredients on September 1, 2000. Mr. Chase was subsequently promoted to General Manager - Spectrum Ingredients on November 1, 2003. Prior to joining Spectrum Mr. Chase served for two years as North American Sales Director for Institute Rosell (a division of Lallemand, Inc.) Prior to that Mr. Chase spent thirty years in sales, marketing and technical support roles for a variety of ingredient products in the food and nutraceutical industries. Mr. Chase earned a Bachelor of Science degree in Food Science and Technology from the University of California at Davis.

Randall H. Sias joined Spectrum on October 13, 2003 as Director of Operations and was promoted to Vice President - Operations on January 1, 2005. Prior to joining Spectrum Mr. Sias served as Director of Operations for Splash-O-Rama, Inc., a candy distributor for almost three years. Prior to that Mr. Sias served as Vice President of Supply Chain/Operations for Calio Groves, LLC, an olive oil bottling company for two years. Mr. Sias began his career at PowerBar, Inc. where he worked for over nine years in numerous capacities. Mr. Sias earned an MBA degree in International Business from the University of Oregon and a Bachelor of Arts in Management, also from the University of Oregon.

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

--------------------------------------------------------------------------------
                                                                         Page 58



To the Company's knowledge, based solely on its information concerning changes in ownership of common stock and other equity securities and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 2002 with the exception of the following reports, which were filed late:

         1. The Statement of Changes in Beneficial Ownership of Securities filed for Mr. Sias reporting the grant of 25,000 incentive stock options to him on January 28, 2004 was filed late on March 19, 2004.

         2. The Statement of Changes in Beneficial Ownership of Securities filed for Mr. Phillips reporting the sale of 200,000 shares of common stock on August 13, 2004 was filed late on August 18, 2004.

         3. The Statement of Changes in Beneficial Ownership of Securities filed for Mr. Simone reporting the grant of 3,750 non qualified stock options to him on November 5, 2004 was filed late on November 17, 2004.

Code of Ethics

The Company has adopted a code of ethics entitled "Spectrum Standards of Business Ethics" which applies to all employees. The code of ethics has been filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The code of ethics has also been posted on the Company's internet website which can be found at HTTP://WWW.SPECTRUMORGANICS.COM. Any person may request a copy of the code of ethics free of charge by writing to the Company's CFO at 5341 Old Redwood
Highway, Suite 400, Petaluma, California 94954.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

The following table summarizes the annual compensation awarded or paid during the last three fiscal years for the Company's President and CEO and the next five most highly compensated officers (hereinafter, the "Named Executive
Officers").

                                       Summary Compensation Table
                                                                                                Long-term
                                                           Annual Compensation                 Compensation
                                                      ------------------------------------     ------------
                                                                                Other           Securities
                                         Fiscal                                 Compen-         Underlying
    Name and Position                     Year        Salary       Bonus        sation           Options
    -----------------                     ----        ------       -----     -------------       -------
Neil G. Blomquist (1)                     2004       $ 208,300    $ 13,800      $ 10,100          75,000
  President and                           2003         200,000      60,700         9,000           --
  Chief Executive Officer                 2002         183,300      26,400         9,000         650,000

Jethren P. Phillips (2)                   2004         209,400      19,400        33,900          75,000
  Chairman of the Board                   2003         202,300      40,900        53,600           --
                                          2002         208,000      32,500         9,000           --

Robert B. Fowles                          2004         148,800      12,700           300          50,000
  Chief Financial Officer                 2003         141,300      28,100         --             50,000
  and Secretary                           2002         136,300      22,000         --            100,000

N. Michael Langenborg (3)                 2004         120,000       5,500         --             40,000
  Vice President, Marketing               2003         115,000      20,900         --             75,000
                                          2002          13,900       --            --              --

Steven L. Terre (3)                       2004         120,000       7,200         7,200          40,000
  Vice President, Sales                   2003         115,000      21,700         7,200          75,000
                                          2002           9,600       --              300           --

Duane W. Chase (4)                        2004         100,000       7,500         --             40,000
  General Manager - SI                    2003          95,900      14,000         --             20,000
                                          2002          88,000       --            --             30,000

--------------------------------------------------------------------------------------------------------
                                                                                                 Page 59




(1)  Mr. Blomquist was appointed President and Chief Executive Officer on
     September 1, 2002. Prior to then he was President-Consumer Brands.
(2)  Mr. Phillips also served as Chief Executive Officer until September 1,
     2002.
(3)  Mr. Langenborg and Mr. Terre joined the Company on November 4, 2002 and
     November 18, 2002, respectively.
(4) Mr. Chase was appointed General Manager - SI on November 1, 2003. Prior to then he was Director of Sales and Marketing - SI.

Other compensation for Mr. Blomquist included life insurance and automobile allowances. Other compensation for Mr. Phillips included life insurance, automobile and office allowances. Also included in other compensation for Mr.
Phillips in 2003 was imputed income of $34,800 to retire the shareholder advance that was previously outstanding to him.

Option Grant Table

The following table sets forth the options granted to the Named Executive
Officers for the year ended December 31, 2004.

                                         Individual Grants
                                         -----------------
                                 Number of     % of Total
                                 Securities      Options
                                 Underlying    Granted to    Exercise                   Fair Value
                                  Options       Employees    or Base     Expiration     at Date of
                                  Granted       In 2004       Price         Date          Grant
                                  -------       -------       -----         ----          -----
Neil G. Blomquist                  75,000        10.0%        $ 0.85      3/24/14       $ 46,400
Jethren P. Phillips                75,000        10.0%          0.85      3/24/14         46,400
Robert B. Fowles                   50,000         6.7%          0.85      3/24/14         30,900
N. Michael Langenborg              40,000         5.3%          0.85      3/24/14         24,800
Steven L. Terre                    40,000         5.3%          0.85      3/24/14         24,800
Duane W. Chase                     40,000         5.3%          0.85      3/24/14         24,800

The above options vest ratably over a four-year period beginning March 24, 2004.
The fair value at the date of grant of $0.62 per share was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of five years, risk-free interest rate of 2%, no dividend yield and price volatility of 95%.

Option Exercises During 2004

There were no exercises of stock options during 2004 for the Named Executive
Officers.

Fiscal Year-End Option Value Table

The following table sets forth the number of shares underlying outstanding options at December 31, 2004 and their related value for the Named Executive
Officers.

                                         Number of Securities                   Value of Unexercised
                                    Underlying Unexercised Options              In-the-money Options
                                         at December 31, 2004                 at December 31, 2004 (1)
                                     ----------------------------           -----------------------------
Name                                  Vested             Unvested             Vested             Unvested
----                                  ------             --------             ------             --------

Neil G. Blomquist                    1,215,515            400,000           $ 220,000           $  47,800
Jethren P. Phillips                       --               75,000                --                  --
Robert B. Fowles                       500,000            200,000              83,700              37,200
N. Michael Langenborg                   18,750             96,250               4,000              12,100
Steven L. Terre                         18,750             96,250               4,000              12,100
Duane W. Chase                          27,500             62,500               8,300               5,600
                                     ---------          ---------           ---------           ---------
Totals                               1,780,515            930,000           $ 320,000           $ 114,800
                                     =========          =========           =========           =========

(1) Based on a closing stock price of $0.52 per share at December 31, 2004.

--------------------------------------------------------------------------------
                                                                         Page 60

Compensation of Directors

Under new arrangements which began January 1, 2003 the Company's non-executive directors received a compensation package consisting of a base quarterly retainer paid in cash plus non-qualified stock options issued under the Company's Amended and Restated 1995 Stock Option Plan. Non-executive directors who serve as Chairman of one of the Committees of the Board received an additional cash retainer and additional options above the base package as disclosed in the following table:

                                                            Retainer     Options
                                                            --------     -------

Base annual compensation package                            $ 15,000      40,000
Additional compensation for Chairmanship of the Capital,
     Compensation or Nominating and Governance Committees      5,000       5,000
Additional compensation for Chairmanship of the Audit
     Committee
                                                               6,000       6,000


The Chairman of the Audit Committee is the most highly compensated non-executive director in recognition of the importance of that role and the additional scrutiny of audit committees in the wake of the Sarbanes-Oxley Act of 2002. All directors receive reimbursement of expenses incurred in attending meetings. Executives of the Company who also serve as Board members receive only reimbursement of expenses incurred.

During 2002 the Company's non-executive directors were offered a choice between the following two compensation packages for Board service: (1) annual cash compensation of $10,000 and 25,000 non-qualified stock options at the market price on the date of grant with a four year vesting schedule, or (2) 80,000 non-qualified stock options for serving on the Board and 20,000 additional non-qualified stock options for Chairmanship of a Committee, at the market price on the date of grant, with one-third vested immediately and the remainder vesting ratably over two years. Messrs. Hewitt, Lynch, Moore and Simone all chose the option package for 2002.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

The Company is a party to an employment agreement with Jethren P. Phillips covering the period commencing October 6, 1999 and ending October 6, 2002, subject to automatic extension for successive one-year terms unless terminated via 90 days prior written notice by either party. The agreement provides for Mr. Phillips to serve as Chairman of the Board of the Company's Board of Directors. The agreement includes a non-competition clause under which Mr. Phillips agrees that during the term of the agreement and for three years thereafter he will not, directly or indirectly, engage in, become financially interested in, be employed by or have any business connection with any other person, corporation, firm, partnership or other entity whatsoever which were known to him to directly compete with the Company, throughout the world, in any line of business engaged in (or planned to be engaged in) by the Company.

In the event of any termination of Mr. Phillips's employment other than voluntary termination or termination for "cause," Mr. Phillips is entitled to a severance package equal to one year's base annual salary, plus a prorated portion of his annual incentive award paid in an amount equal to the incentive that would otherwise be paid for the fiscal year in which his employment terminated. Mr. Phillips would also maintain his benefit package during the one year severance period and would be eligible for outplacement services or an equivalent cash payment equal to 10% of his annual base salary. "Cause" is defined as conduct unbecoming an executive as determined by a majority of the Board of Directors or the conviction or no contest plea in respect of a felony.

The Company is a party to an employment agreement with Neil G. Blomquist covering the period commencing October 1, 2002 and ending October 1, 2004, subject to automatic extension for successive one-year terms unless terminated via 60 days prior written notice by either party. The agreement provides for Mr. Blomquist to serve as the Company's President and Chief Executive Officer. The agreement includes a non-competition clause under which Mr. Blomquist agrees that during the term of the agreement and for a period of one year after

--------------------------------------------------------------------------------
                                                                         Page 61
termination of the agreement, he will not, directly or indirectly, divert or attempt to divert from the Company any business of any kind in which it is engaged, employ or recommend for employment any person employed by the Company, engage in any business activity that is or may be competitive with that of the Company, or solicit any customer of the Company to the detriment of the Company.

In the event of a change-in-control event as a result of the sale of the Company or substantially all of its assets, or a merger or reorganization which results in a change of control, Mr. Blomquist is entitled to a severance package equal to one year's base annual salary, plus a prorated portion of his annual incentive award paid in an amount equal to the incentive that would otherwise be paid for the fiscal year in which his employment terminated. Mr. Blomquist would also maintain his insurance benefits during the one year severance period. In the event Mr. Blomquist enters into a new employment agreement on substantially the same or better terms with the Company's successor in interest, all of his rights to the compensation described above are forfeited.

Compensation Committee Interlocks and Insider Participation

The current members of the Company's Compensation Committee are Messrs. Lynch, Moore and Simone. No executive officer of the Company has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of the Compensation Committee of the Company.

Report of the Compensation Committee of the Board on Executive Compensation

Overview and Philosophy

The Compensation Committee of the Company's Board of Directors (for purposes of this report, the "Committee") is responsible for making recommendations concerning salaries and incentive compensation for the Company's Chief Executive Officer and the other executive officers. The Committee currently consists of Messrs. Lynch, Moore and Simone. This report addresses the Company's compensation policies for fiscal 2004 as they affected the Chief Executive Officer and the Company's other executive officers.

The objectives of the Company's executive compensation program are to:

     o Provide executives with competitive compensation that maintains a balance between cash and stock compensation and provides a significant portion of total compensation at risk, tied both to annual and long-term performance of the Company as well as to the creation of stockholder value.

     o Align the executive officers' interests with the interests of shareholders and the overall success of the Company.

     o Recognize and reward individual performance and responsibility so that the Company's strongest performers receive a highly competitive compensation package.

Compensation Program

The Company's executive compensation program generally consists of a base salary, participation in the management incentive plan, and long-term incentive compensation in the form of stock options. Executives also participate in benefit programs that are generally available to all employees of the Company, including medical and dental insurance, the Company's 401(k) Plan, life insurance plan and the Company's vacation policy.

--------------------------------------------------------------------------------
                                                                         Page 62

All compensation decisions are determined following a review of many factors that the Committee believes are relevant, including third-party data, the Company's achievements over the past year, the individual's contributions to the Company's success, any significant changes in role or responsibility, and the internal equity of compensation relationships.

In general, the Committee intends that the overall total compensation opportunities provided to the executive officers should reflect competitive compensation for executives with corresponding responsibilities in comparable firms providing similar products and services. To the extent determined to be appropriate, the Committee also considers general economic conditions, the Company's financial performance and individual merit in setting compensation policies for its executive officers.

For 2004, the Committee reviewed the appropriate mix between salary and other forms of compensation and set annual compensation guidelines for the Company's executives. The Committee also evaluated expensing stock options under SFAS 123 and elected to continue the current treatment of not recording an expense for employee and director stock options under the provisions of SFAS 148, which requires footnote disclosure of the impact on the Company's financial statements as if the expensing of stock options had been elected.

Long-term incentives for executive officers and key employees are provided through individual stock ownership and the Company's Amended 1995 Stock Option Plan. The objectives of these plans are to align executive and shareholder long-term interests by creating a direct link between executive compensation and shareholder return, and to enable executives to develop and maintain a significant, long-term stock ownership position in the Company. Stock options are granted at an option price equal to the fair market value or, in the case of owners of 10% or more of the Company's common stock, 10% above the fair market value of the Company's common stock on the date of grant and will only have value if the Company's stock price increases. In selecting executives eligible to receive option grants and determining the amount and frequency of such grants, the Company evaluates a variety of factors, including (i) the job level of the executive, (ii) option grants awarded by competitors to executives at a comparable job level, and (iii) past, current and prospective service to the Company rendered, or to be rendered, by the executive.

Compensation for the Chief Executive Officer

The Committee makes an annual recommendation to the Board for the compensation of Mr. Blomquist, President and Chief Executive Officer. Mr. Blomquist was promoted to that position on September 1, 2002 at an annual base salary of $200,000 plus a target management incentive award equal to 50% of his base annual salary. In addition, Mr. Blomquist was granted incentive stock options representing the right to acquire 500,000 shares of the Company's common stock at an option price that was equal to the market price on the date of grant. The option grant at the time of Mr. Blomquist's promotion was viewed as a future incentive mechanism rather than a reward for past performance. The Committee considered the fact that Mr. Blomquist was a significant shareholder of the Company in determining the size of the option grant.

Mr. Blomquist was granted a merit increase of 5% of his base salary effective March 1, 2004. Mr. Blomquist was also granted incentive stock options representing the right to acquire 75,000 shares of the Company's common stock at an option price of $0.85, the closing market price on March 24, 2004, the date of grant.

Mr. Blomquist's annual cash incentive award for 2004 of $13,800 was based on an 80%/20% mix of Company EBITDA as adjusted achievement and the individual key performance objectives established for 2004 by the Committee. For 2004 the Company did not achieve the EBITDA as adjusted target that had been set by the Committee prior to the beginning of the year. The Committee evaluated Mr. Blomquist's achievement against the key performance objectives set for him at the beginning of the year. Based on its evaluation, the Committee recommended that the Board approve Mr. Blomquist's annual cash incentive award for 2004 of $13,800.

--------------------------------------------------------------------------------
                                                                         Page 63

Tax Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code (the "Code") limits the Company to a deduction for federal income tax purposes of no more than $1 million for compensation paid to certain Named Executive Officers in a taxable year. Compensation above $1 million may be deducted if it is "performance-based compensation" within the meaning of the Code.

The statute containing this law and the applicable proposed Treasury regulations offer a number of transitional exceptions to this deduction limit for pre-existing compensation plans, arrangements and binding contracts. As a result, the Compensation Committee believes that at the present time it is quite unlikely that the compensation paid to any Named Executive Officer in one taxable year, which is subject to the deduction limit, will exceed $1 million. Therefore, the Compensation Committee has not yet established a policy for determining which forms of incentive compensation awarded to its Named Executive Officers shall be designed to qualify as "performance-based compensation." The Compensation Committee intends to continue to evaluate the effects of the statute and any final Treasury regulations and to comply with Code Section 162(m) in the future to the extent consistent with the best interests of the Company.

     This report respectfully submitted by:

     Charles A. Lynch, Chairman
     Phillip L. Moore
     Thomas B. Simone
     Members of the Compensation Committee

Comparative Stock Performance Graph

The graph and table below compares the cumulative total shareholder return on the common stock of the Company for the five year period ended December 31, 2004 with the cumulative total return on (i) an index of organic food and nutritional supplement companies and (ii) the Russell 2000 Index. The comparison assumes the investment of $100 on December 31, 1999 in the Company's common stock and in each of the indices and, in each case, assumes reinvestment of all dividends. The index of organic food and nutritional supplement companies includes Galaxy Nutritional Foods, Inc., Gardenburger, Inc., Green Mountain Coffee Roasters, Inc., Hain Celestial Group, Inc., Hansen Natural Corp., Lifeway Foods, Inc., Monterey Gourmet Foods Company, Tofutti Brands, Inc., Vermont Pure Holdings, Ltd., and Next Generation Tech Holdings, Inc.

--------------------------------------------------------------------------------
                                                                         Page 64



                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
          AMONG SPECTRUM ORGANIC PRODUCTS, INC., THE RUSSELL 200 INDEX
                                AND A PEER GROUP


                               [GRAPHIC OMITTED]



* $100 invested on 12/31/99 in stock or index-included reinvestment of dividends. Fiscal year ending December 31.

                                                           Cumulative Total Return
                                         --------------------------------------------------------------
                                          12/99       12/00      12/01     12/02      12/03       12/04
                                          -----       -----      -----     -----      -----       -----
Spectrum Organic Products, Inc.          100.00       65.00      74.00     60.00     166.00      110.00
Russell 2000                             100.00       96.98      99.39     79.03     116.38      137.71
Peer Group                               100.00      139.07     133.03     79.72     115.04      130.94


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
---------------------------------------------------------------------------

Excluding management, there is only one beneficial owner of more than 5% of the Company's common stock outstanding. Mr. John R. Battendieri, a non-executive
Director of the Company until his resignation from the Board effective April 1, 2004 is the owner of 2,737,499 shares (5.9%) of common stock, beneficially and of record. The address of Mr. Battendieri is in care of Running Stream Food and Beverage, P.O. Box 1385, Soquel, California.

The following table sets forth information concerning the holdings of common stock and vested common stock options and warrants by each director and executive officer and by all directors and executive officers as a group as of March 15, 2005. All shares are owned beneficially and of record. The address of all persons is in care of the Company at 5341 Old Redwood Highway, Suite 400, Petaluma, California.

--------------------------------------------------------------------------------
                                                                         Page 65

                                                                        Percent
Name and Title                                       No. of Shares(1)   of Class
--------------                                       ----------------   --------

Jethren P. Phillips, Chairman of the Board              27,300,000        53.0%
Neil G. Blomquist, President and CEO, Director           2,070,183         4.0%
Thomas B. Simone, Director                                 585,394         1.1%
Robert B. Fowles, CFO and Secretary                        537,500         1.0%
Phillip L. Moore, Director                                 500,993         1.0%
Charles A. Lynch, Director                                 330,478          *
Conrad W. Hewitt, Director                                  93,977          *
N. Michael Langenborg, Vice President - Marketing           37,500          *
Steven L. Terre, Vice President - Sales                     37,500          *
Duane W. Chase, General Manager - SI                        32,500          *
John B. Elstrott, Director                                  14,985          *
Randall H. Sias, Vice President - Operations                 6,250          *
                                                        ----------       ------
All officers and directors as a group (12 persons)      31,547,260        61.2%
                                                        ==========       ======

  *   Less than 1%

(1) The number of shares shown represent the total shares beneficially owned by each individual and shares which are issuable upon the exercise of all stock options and warrants which are currently exercisable or will become exercisable within 60 days of December 31, 2004. Specifically, the following individuals have the right to acquire the following shares upon the exercise of such stock options and warrants: Mr. Blomquist - 1,253,015 shares, Mr. Simone - 425,394 shares, Mr. Fowles - 537,500 shares, Mr. Moore
     - 244,980 shares, Mr. Lynch - 302,478 shares, Mr. Hewitt - 93,977 shares, Mr. Langenborg - 37,500 shares, Mr. Terre - 37,500 shares, Mr. Chase - 32,500 shares, Dr. Elstrott - 14,985 shares and Mr. Sias - 6,250 shares.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

Mr. Thomas B. Simone is one of the Company's external Directors and also sits on the Board of United Natural Foods, Inc. ("UNFI"). UNFI is the Company's largest customer, representing approximately 42% of the Company's net sales for the year ended December 31, 2004.

Dr. John B. Elstrott became an external Director of the Company on July 29, 2004. Dr. Elstrott also sits on the Board of Whole Foods Market, Inc. which is the largest retailer in the natural products industry. The vast majority of the Company's products offered for retail sale at Whole Foods Market are purchased through UNFI. Sales made directly to Whole Foods Market by the Company have been insignificant.

There was one transaction with a related party during the year ended December 31, 2004. The Company paid consulting fees of $33,000, plus expenses incurred, to Running Stream Food and Beverage, Inc. ("RSFB"). RSFB provided private label consulting and management services to the Company until April 16, 2004 and is owned and operated by John R. Battendieri, a non-executive Director of the Company until his resignation from the Board of Directors effective April 1, 2004. The Company elected to terminate the consulting services agreement with RSFB at the end of its two-year term on April 16 in order to focus on its core business in healthy oils and nutritional supplements. In the opinion of management, the consulting fees paid to RSFB were fair, reasonable and consistent with terms the Company could have obtained from an unaffiliated third party.

--------------------------------------------------------------------------------
                                                                         Page 66

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

Grant Thornton, LLP was appointed as the Company's independent public accountants on April 15, 2003. The following summarizes the fees paid to them since then for the various services they have provided.

Audit Fees

Grant Thornton's fees for the 2004 and 2003 annual audits were $122,000 and $105,900, respectively. Included in those amounts were fees for quarterly reviews, attendance at Audit Committee Meetings and assistance with SEC financial statement disclosures.

Tax Fees

Grant Thornton's fees during 2004 and 2003 for tax services rendered were $51,000 and $56,300, respectively. The 2004 fees included the preparation of the Company's 2003 federal and state income tax returns and assistance with tax-related financial statement disclosures. The 2003 fees included the amendment of the Company's 2000 and 2001 income tax returns as well as the preparation of the Company's 2002 returns.

There were no other services provided by the independent auditors in 2004 and 2003. The Audit Committee of the Board of Directors believes the provision of the tax services by Grant Thornton is compatible with maintaining their independence.

It is the Audit Committee's policy to approve all Grant Thornton fees in advance. The Chairman of the Audit Committee has the authority to approve Grant Thornton fees of up to $50,000, subject to subsequent ratification by the Committee. The Company's Chief Financial Officer has the authority to approve Grant Thornton fees of up to $10,000, subject to subsequent ratification by the Audit Committee. All of the Grant Thornton fees in each category enumerated above were approved in advance by the Audit Committee.

The Audit Committee has discussed with the Company's management and Grant Thornton the overall scope and plans for their audits. The Audit Committee meets quarterly with Grant Thornton, with and without management present, to discuss the results of their examinations, their evaluations of the Company's internal accounting and financial reporting controls, and the overall quality of the Company's financial reporting.

--------------------------------------------------------------------------------
                                                                         Page 67

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

(a) Documents filed as part of this Report:

     (1) Index to Financial Statements:                                    Page

         Reports of Independent Registered Public Accounting Firms         30-31
         Balance Sheets as of December 31, 2004 and 2003                    32
         Statements of Operations for the years ended December 31,
           2004, 2003 and 2002                                              33
         Statement of Stockholders' Equity for the years ended
         December 31, 2004, 2003 and 2002                                   34
         Statements of Cash Flows for the years ended December 31,
           2004, 2003 and 2002                                              35
         Notes to Financial Statements                                     36-54



     (2) Exhibits:

         Exhibit
         No.        Description
         -------    -----------

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

         2.15 Assignment and Assumption Agreement dated April 25, 2002 by and between Spectrum Organic Products, Inc. and Organic Ingredients, Inc. (9)

         3.01 Amended and Restated Articles of Incorporation of Spectrum Organic Products, Inc. (4)

         3.03       Audit Committee Charter of the Registrant (1)

         3.04       Amended Bylaws of Spectrum Organic Products, Inc. (3)

         3.05       Nominating and Governance Committee Charter of the
                    Registrant (3)

         3.06 Amended Compensation Committee Charter of the Registrant as adopted on March 3, 2005.

         3.07 Amended Nominating and Governance Committee Charter of the Registrant as adopted on March 3, 2005.

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

--------------------------------------------------------------------------------
                                                                         Page 68

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

        10.34 Letter dated February 16, 2001 from Spectrum Organic Products, Inc. to the note holders under the private placement completed on October 6, 1999, offering them the option of converting their notes, which were in default, to equity or a new note with a three year payment schedule, interest at 10% and common stock purchase warrants. (6)

        10.35 First Amendment to Credit and Security Agreement dated October 18, 2001 by and between Spectrum Organic Products, Inc. and Wells Fargo Business Credit, Inc. (8)

        10.37 Sixth Amendment to Amended and Restated Redemption Agreement dated June 13, 2001 by and between Spectrum Organic Products, Inc., Debora Bainbridge Phillips and Jethren P. Phillips. (2)

        10.38 Employment Agreement effective as of October 1, 2002 by and between Spectrum Organic Products, Inc. and Neil G. Blomquist. (2)

        10.39 Second Amendment to Credit and Security Agreement dated October 30, 2002 by and between Spectrum Organic Products, Inc. and Wells Fargo Business Credit, Inc. (2)

        10.40 Seventh Amendment to Amended and Restated Redemption Agreement and Amended and Restated Promissory Note effective November 1, 2002 by and between Spectrum Organic Products, Inc., Debora Bainbridge Phillips and Jethren P. Phillips.
                    (2)

        10.41 Sublease Agreement dated October 23, 2002 by and between Spectrum Organic Products, Inc. and Alcatel USA Sourcing, L.P. (2)

        10.42 Consent to Sublease Agreement dated November 13, 2002 by and between Spectrum Organic Products, Inc., Alcatel USA Sourcing, L.P. and Redwood Business Park IV, LLC. (2)

        10.43 Agreement for the Purchase and Sale of Intellectual Property dated April 15, 2003 by and between Spectrum Organic Products, Inc., Tenere Life Sciences, Inc. and Rees Moerman.
                    (11)
--------------------------------------------------------------------------------

        10.44 Loan and Security Agreement dated June 12, 2003 effective as of July 11, 2003 by and between Spectrum Organic Products, Inc. and Comerica Bank. (12)

        10.45 LIBOR Addendum to Loan and Security Agreement dated June 12, 2003 effective as of July 11, 2003 by and between Spectrum Organic Products, Inc. and Comerica Bank. (12)

        10.46 Variable Rate-Installment Note dated June 12, 2003 effective as of July 11, 2003 by and between Spectrum Organic Products, Inc. and Comerica Bank. (12)

        10.47 Variable Rate-Single Payment Note dated June 12, 2003 effective as of July 11, 2003 by and between Spectrum Organic Products, Inc. and Comerica Bank. (12)

        10.48 Subordination Agreement dated June 12, 2003 effective as of July 11, 2003 by and between the Debora Bainbridge Phillips Trust, Spectrum Organic Products, Inc. and Comerica Bank.
                    (12)

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

        10.51 Form of Incentive Stock Agreement used in connection with the Amended 1995 Stock Option Plan (13)

        10.52 Form of Non-qualified Stock Option Agreement used in connection with the Amended 1995 Stock Option plan (13)

        10.53 First Amendment to Sublease Agreement dated November 15, 2003 by and between Spectrum Organic Products, Inc. and Alcatel USA Sourcing, L.P. (3)

        10.54 Spectrum Organic Products, Inc. "Standards of Business Ethics" as adopted in 2003. (3)

        23.05 Consent of Independent Registered Public Accounting Firm dated March 24, 2005 by Grant Thornton, LLP, San Francisco, CA.

        23.06 Consent of Registered Public Accounting Firm dated March 24, 2005 by BDO Seidman, LLP, San Francisco, CA.

        31.10 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.11 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.10 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.11 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

        (1) Incorporated by reference to exhibits filed with the Registrant's Form 10-K on March 20, 2002.

        (2) Incorporated by reference to exhibits filed with the Registrant's Form 10-K on March 17, 2003.

        (3) Incorporated by reference to exhibits filed with the Registrant's Form 10-K on March 29, 2004.

        (4) Incorporated by reference to annexes filed with the Registrant's Joint Proxy Registration Statement on Form S-4, File No. 333-83675, declared effective July 30, 1999.

--------------------------------------------------------------------------------

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


     (b) Reports on Form 8-K during the quarter ended December 31, 2004:

         The Company filed a Current Report on Form 8-K on November 10, 2004 disclosing the Company's unaudited financial position and results of operations as of and for the three and nine month periods ended September 30, 2004.

--------------------------------------------------------------------------------
                                                                         Page 71

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Petaluma, California on March 15, 2005.

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

         Signature                       Title                            Date
         ---------                       -----                          --------

/s/  Jethren P. Phillips          Chairman of the Board of Directors     3/4/05
-----------------------------
     JETHREN P. PHILLIPS


/s/  Neil G. Blomquist            President and Chief Executive          3/4/05
-----------------------------     Officer, Director
     NEIL G. BLOMQUIST


/s/  Robert B. Fowles             Chief Financial Officer and            3/4/05
-----------------------------     Secretary
     ROBERT B. FOWLES


/s/  Sandra R. Gustafson          Controller (Principal Accounting       3/4/05
-----------------------------     Officer)
     SANDRA R. GUSTAFSON


/s/  Phillip L. Moore             Director                               3/4/05
-----------------------------
     PHILLIP L. MOORE


/s/  Charles A. Lynch             Director                               3/4/05
-----------------------------
     CHARLES A. LYNCH


/s/  Thomas B. Simone             Director                               3/4/05
-----------------------------
     THOMAS B. SIMONE


/s/  Conrad W. Hewitt             Director                               3/4/05
-----------------------------
     CONRAD W. HEWITT


/s/  John B. Elstrott             Director                               3/4/05
-----------------------------
     JOHN B. ELSTROTT

--------------------------------------------------------------------------------
                                                                         Page 72