Form 10-Q
period 2005-03-31
SPECTRUM ORGANIC PRODUCTS INC
filed 2005-05-10
CIK 1034992

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO _____________


                          Commission File No. 333-22997

                         SPECTRUM ORGANIC PRODUCTS, INC.
                    ----------------------------------------
             (Exact name of Registrant as specified in its Charter)

      California                                                94-3076294
------------------------                                  ----------------------
(State of incorporation)                                     (I.R.S. Employer
                                                          Identification Number)

5341 Old Redwood Highway, Suite 400
Petaluma, California 94954                                   707-778-8900
-----------------------------------                  ---------------------------
(Address of executive offices)                       (Issuer's telephone number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes | | No |X|


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEEDING FIVE YEARS:

Indicate by check mark whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan conformed by a court. Yes | | No | |


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 46,444,693 shares issued and outstanding as of May 6, 2005.

Transitional Small Business Disclosure Format: Yes | | No |X|


PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                 SPECTRUM ORGANIC PRODUCTS, INC.
                                         BALANCE SHEETS

                                             ASSETS
                                                                   (Unaudited)
                                                                     March 31,     December 31,
                                                                       2005            2004
                                                                   ------------    ------------
Current Assets:
   Cash                                                            $     13,800    $     11,000
   Accounts receivable, net                                           4,700,200       3,799,800
   Inventories, net                                                   8,564,600       9,564,800
   Deferred income taxes - current                                      610,200         630,000
   Prepaid expenses and other current assets                            269,900         141,400
                                                                   ------------    ------------
Total Current Assets                                                 14,158,700      14,147,000

Property and Equipment, net                                           3,929,400       3,990,200

Other Assets:
   Deferred income taxes - long-term                                  1,529,500       1,529,500
   Intangible assets, net                                               584,300         584,800
   Other assets                                                         251,300         251,200
                                                                   ------------    ------------
Total Assets                                                       $ 20,453,200    $ 20,502,700
                                                                   ============    ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Bank overdraft                                                  $    200,900    $    843,300
   Line of credit                                                     7,103,700       6,984,400
   Accounts payable, trade                                            4,029,900       4,033,800
   Accrued expenses                                                   1,474,600         854,100
   Current maturities of term notes payable and capital lease
     obligations                                                        509,900         514,600
   Current maturities of notes payable, related parties                 169,500         228,200
                                                                   ------------    ------------
Total Current Liabilities                                            13,488,500      13,458,400

Notes payable and capitalized lease obligations, less
  current maturities                                                  1,250,000       1,375,000
Notes payable, related parties, less current maturities                 332,400         326,200
Deferred rent                                                            33,600          37,000
                                                                   ------------    ------------
Total Liabilities                                                    15,104,500      15,196,600
                                                                   ------------    ------------
Commitments and Contingencies (Note 7)

Stockholders' Equity:
   Preferred stock, 5,000,000 shares authorized, no shares
       issued or outstanding                                               --              --
   Common stock, no par value, 60,000,000 shares authorized,
       46,444,693 and 46,405,943 issued and outstanding at March
       31, 2005 and December 31, 2004, respectively                   9,644,300       9,631,400
   Accumulated deficit                                               (4,295,600)     (4,325,300)
                                                                   ------------    ------------
Total Stockholders' Equity                                            5,348,700       5,306,100
                                                                   ------------    ------------
Total Liabilities and Stockholders' Equity                         $ 20,453,200    $ 20,502,700
                                                                   ============    ============


                         See accompanying notes to financial statements.


                         SPECTRUM ORGANIC PRODUCTS, INC.
                            STATEMENTS OF OPERATIONS


                                                             (Unaudited)
                                                         Three Months Ended
                                                      March 31,       March 31,
                                                        2005            2004
                                                    ------------    ------------

Net Sales                                           $ 13,243,000    $ 12,733,100

Cost of Goods Sold                                    10,050,600       9,830,400
                                                    ------------    ------------
Gross Profit                                           3,192,400       2,902,700
                                                    ------------    ------------
Operating Expenses:
   Sales and Marketing                                 2,036,600       1,981,900

   General and Administrative                            972,200       1,029,400
                                                    ------------    ------------
   Total Operating Expenses                            3,008,800       3,011,300
                                                    ------------    ------------

Income (Loss) from Operations                            183,600        (108,600)

Other Income (Expense):
   Interest Expense                                     (133,900)        (74,000)

   Other, net                                               --             1,000
                                                    ------------    ------------
Income (Loss) Before Taxes                                49,700        (181,600)

(Provision) Benefit for Income Taxes                     (19,900)         72,600
                                                    ------------    ------------
Net Income (Loss)                                   $     29,800    $   (109,000)
                                                    ============    ============

Basic and Fully Diluted Income (Loss) Per Share     $       0.00    $      (0.00)
                                                    ============    ============

Basic Weighted Average Shares Outstanding             46,423,596      46,275,557
                                                    ============    ============

Fully Diluted Weighted Average Shares Outstanding     47,198,965      46,275,557
                                                    ============    ============


                 See accompanying notes to financial statements.


                         SPECTRUM ORGANIC PRODUCTS, INC.
                            STATEMENTS OF CASH FLOWS


                                                              (Unaudited)
                                                           Three Months Ended
                                                        March 31,      March 31,
                                                          2005           2004
Cash Flows from Operating Activities:                 -----------    -----------
 Net Income (Loss)                                    $    29,800    $  (109,000)
  Adjustments to Reconcile Net Income (Loss) to Net
   Cash Provided by Operating Activities:
  Depreciation and amortization expense                   157,400        148,200
  Provision for inventory obsolescence                     42,500         18,700
  Provision for uncollectible receivables                  16,000         18,800
  Imputed interest on note payable, related party           6,200          5,000
  Revaluation of derivative financial instruments          35,300           --

Changes in Assets and Liabilities:
  Accounts receivable                                    (916,500)      (251,400)
  Inventories                                             957,700      1,246,700
  Other assets                                           (108,800)      (160,000)
  Accounts payable                                        724,700        557,100
  Other liabilities                                      (146,800)      (491,400)
                                                      -----------    -----------
Net Cash Provided by Operating Activities                 797,500        982,700
                                                      -----------    -----------

Cash Flows from Investing Activities:
  Purchase of property and equipment                      (96,100)      (440,300)
                                                      -----------    -----------
Net Cash Used in Investing Activities                     (96,100)      (440,300)
                                                      -----------    -----------

Cash Flows from Financing Activities:
  Decrease in bank overdraft                             (642,400)      (513,800)
  Proceeds from line of credit                          5,825,400      5,483,300
  Repayment of line of credit                          (5,706,000)    (5,168,700)
  Repayment of notes payable, related parties             (58,800)       (70,100)
  Repayment of term notes payable                        (125,000)       (62,500)
  Repayment of capitalized lease obligations               (4,700)       (13,100)
  Proceeds from exercise of stock options                  12,900         13,600
                                                      -----------    -----------
Net Cash Used in Financing Activities                    (698,600)      (331,300)
                                                      -----------    -----------
Net Increase in Cash                                        2,800        211,100

Cash, beginning of the year                                11,000          7,300
                                                      -----------    -----------
Cash, end of the period                               $    13,800    $   218,400
                                                      ===========    ===========
Supplemental Disclosure of Cash Flow Information:
  Cash paid for income taxes                          $      --      $    16,000
  Cash paid for interest                              $   127,000    $    67,700


                 See accompanying notes to financial statements.

                                        4

SPECTRUM ORGANIC PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation:

     These are unaudited interim financial statements and include all adjustments that, in the opinion of Management, are necessary in order to make the financial statements not misleading. The financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include certain disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the statements should be read in conjunction with Spectrum Organic Products, Inc.'s financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2005 or future periods.

     Certain reclassifications have been made to the prior year unaudited interim financial statements to be consistent with the presentation at March 31, 2005. These reclassifications had no impact on net income or retained earnings.

2.   Nature of Operations and Business Segments:

     Spectrum Organic Products, Inc. ("Spectrum", the "Registrant" or the "Company") is a California corporation that competes primarily in three business segments: natural and organic foods sold under the Spectrum Naturals(R) brand, essential fatty acid nutritional supplements sold under the Spectrum Essentials(R) brand, and industrial ingredients for use by other manufacturers sold under the Spectrum Ingredients name. The vast majority of the Company's products are oil-based and the Company has positioned itself as "The Good Fats Company."

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

     The Spectrum Ingredients(R) (formerly known as Spectrum Commodities, Inc.) segment includes organic and conventional non-GMO culinary oils, organic vinegar, condiments and nutritional oils offered to other manufacturers for use in their products. In addition, they bring incremental purchasing power to the Company resulting in higher margins for the consumer branded products. Also included in this segment are private label products sold to major retailers.

     Operating data is captured by segment to the gross profit level. However, operating statement data below gross profit and balance sheet data have not been disaggregated and captured by business segment since the information is presently unavailable to the Company's chief operating decision maker. Accordingly, the following segment information is currently captured by the
     Company:
                                                 Three Months Ended March 31,
                                               2005            2004     % Change
                                            -----------    -----------  --------
     Net Sales:
       Spectrum Naturals(R)                 $ 6,041,800    $ 5,817,600     +4%
       Spectrum Essentials(R)                 2,772,700      2,668,800     +4%
       Spectrum Ingredients/Private Label     4,428,500      4,246,700     +4%
                                            -----------    -----------    ----
       Total Net Sales                      $13,243,000    $12,733,100     +4%
                                            ===========    ===========    ====
     Gross Profit:
       Spectrum Naturals(R)                 $ 1,345,400    $ 1,404,700     -4%
       Spectrum Essentials(R)                 1,289,000      1,066,200    +21%
       Spectrum Ingredients/Private Label       558,000        431,800    +29%
                                            -----------    -----------    ----
       Total Gross Profit                   $ 3,192,400    $ 2,902,700    +10%
                                            ===========    ===========    ====


3.   Derivative Financial Instruments:

     In January 2005 the Company began to utilize foreign currency forward contracts to minimize the volatility of foreign currency cash flows resulting from changes in exchange rates. Foreign currency forward contracts are entered into for firmly committed or anticipated raw material purchases. The use of these contracts enables the Company to reduce its exposure to foreign currency exchange rate movements since the gains and losses on the contracts substantially offset the gains and losses on the transactions being hedged.

     As of March 31, 2005 the Company had outstanding foreign currency forward contracts to purchase 1,034,100 euros at an average contractual exchange rate of $1.33 per euro. Included in cost of sales for the three months ended March 31, 2005 was an expense of $35,300 which represented the difference between the fair value of the forward contracts versus the contractual amount.

4.   Industrial Accident:

     On February 4, 2004 the Company pleaded no contest to two misdemeanor counts of violations under California Labor Code Section 6425, violation of a regulation issued by the California Occupational Health and Safety Administration ("CAL-OSHA"), requiring employers to provide, maintain and ensure employees use required confined space equipment. The plea arose in connection with a tragic industrial accident on April 25, 2002 that resulted in the death of two of the Company's employees. Under the Terms of Settlement and Probation entered into with the plea, the Company will pay a fine of $150,000 in three annual installments of $50,000 each on June 30, 2004, 2005 and 2006. In addition the Company paid $150,000 in restitution to the California District Attorneys Association Workers Safety Training Account to assist in the prosecution of worker safety cases in the State of California. The Company also reimbursed costs of $25,000 each to the Petaluma Police Department, the Petaluma Fire Department and the Sonoma County District Attorney's Office. Finally, an additional fine of $250,000 under California Labor Code Section 6425 was suspended conditioned upon the Company's compliance with the terms of court supervised probation for three years. Accordingly, the Company accrued an expense of $375,000 during the year ended December 31, 2003 to cover the net present value of the above payments, plus attorney's fees. Total payments made during the year ended December 31, 2004 in connection with the plea were $275,000.

     CAL-OSHA completed their investigation of the accident and issued their report and notice of proposed penalties on October 18, 2002. Their report included nine citations for safety violations with total proposed penalties of $137,900. There were no willful citations and the CAL-OSHA report acknowledged that all the safety violations had been 100% abated prior to the report's issuance. The Company filed a formal appeal and executed a verbal settlement agreement with CAL-OSHA on December 17, 2004 which calls for the Company to pay penalties totaling $70,500 to close the CAL-OSHA appeal. At the date of this report, the Company was awaiting the receipt of an Order from the CAL-OSHA Appeals Board, at which time the Company will remit the $70,500 to close this matter.

     The dependents of both deceased employees filed appeals with the Workers' Compensation Appeals Board of California for serious and willful misconduct penalties against Spectrum. On May 25, 2004 the Company settled one of the appeals for $35,000 which was paid on June 3, 2004 and charged against the industrial accident reserve.

     The remaining workers compensation appeal is for an additional death benefit equal to 50% of the eventual death benefit to be paid by the Company's workers' compensation insurance carrier at the time of the accident. That amount would be payable by the Company to the dependents of the deceased worker if the dependents successfully establish that the Company was guilty of serious and willful misconduct by allowing unsafe working conditions to exist. If actually litigated, the workers compensation appeal is an all-or-nothing proposition under which the Company will either be liable for 50% of the eventual insurance death benefit or nothing. Based on the advice of counsel, the Company expects the remaining workers compensation appeal to be settled rather than litigated. Management believes the remaining reserve of $190,400 as of March 31, 2005 will be approximately adequate to cover the present value of the remaining two installments under the CLCS 6425 fine of $50,000 each, the settlement of the CAL-OSHA appeal for $70,500, and the remaining workers compensation appeal.

5.   Inventories:

     Inventories consisted of the following:

                                                 March 31,     December 31,
                                                   2005            2004
                                                -----------    -----------
     Finished goods                             $ 6,975,900    $ 7,590,100
     Raw materials                                1,699,200      2,170,200
     Deposits on inventory                          222,500        154,500
                                                -----------    -----------
     Total Inventories                            8,897,600      9,914,800
     Less: Reserve for obsolete inventory          (333,000)      (350,000)
                                                -----------    -----------
     Net Inventories                            $ 8,564,600    $ 9,564,800
                                                ===========    ===========

     Deposits on inventory primarily represent flaxseed paid for prior to its receipt at the Company's production facility.

6.   Stock-based Compensation:

     Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share Based Payment" ("SFAS 123R") issued in December 2004 will require the Company to record an expense associated with stock option grants, based on the fair value method, in the Company's statements of operations for fiscal year 2006. Meanwhile, as currently permitted under SFAS 123, the Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, compensation expense for employee stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Options granted to non-employees are recorded over the service period at the estimated fair value of the option granted.

     All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. Under these circumstances, in accordance with the accounting for such options utilizing the intrinsic value method prescribed in APB 25, there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with SFAS 123, the Company's net income or loss and net income or loss per share for the three months ended March 31, 2005 and 2004 would have been adjusted to the pro-forma amounts presented below:

                                                    Three months ended March 31,
                                                         2005         2004
                                                       --------    ---------
     Net income (loss) as reported                     $ 29,800    $(109,000)
     Less: Total compensation expense under
       fair value method for all stock-based
       awards, net of related tax effects               (95,300)     (70,300)
                                                       --------    ---------
     Pro-forma net income (loss)                       $(65,500)   $(179,300)
                                                       ========    =========
     Basic and diluted income (loss) per share:
       As reported                                     $   0.00    $   (0.00)
       Pro-forma                                       $  (0.00)   $   (0.00)


     The fair value of the option grants for 2005 was estimated on the date of grant utilizing the Black-Scholes option pricing model, with the following assumptions: expected life of five years, risk-free interest rate of 3.0%, no dividend yield and volatility of 65%. The weighted average fair value of the option grants during the first quarter of 2005 was $0.29 per share.

     The fair value of the option grants for 2004 was estimated on the date of grant utilizing the Black-Scholes option pricing model, with the following assumptions: expected life of five years, risk-free interest rate of 2.0%, no dividend yield and volatility of 95%. The weighted average fair value of the option grants during the first quarter of 2004 was $0.61 per share.

7.   Commitments and Contingencies:

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

     The Company joined a Joint Defense Group in February 2004 which was established by attorneys representing several of the defendants in the Complaint. Total attorney's fees incurred by the Company as a member of the Joint Defense Group since its inception were $15,300. Management believes the Complaint will eventually be settled for an insignificant sum. Accordingly, no provision for loss has been recorded at March 31, 2005.

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

     Contingent Guarantee

     The Company was a guarantor in the amount of $25,000 for that portion of the outstanding borrowings under a line of credit for the Olive Press, LLC a third party that the Company held an investment in of $15,000 at March 31, 2005. In the event of a default by the Olive Press of its obligations under its line of credit, Spectrum would be liable for an amount not to exceed $25,000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Introduction:

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

Overview:

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

The Spectrum Ingredients (formerly known as Spectrum Commodities, Inc.) sales force offers organic culinary oils, vinegar and nutritional oils to other manufacturers for use in their products. In addition, they bring incremental purchasing power to the Company resulting in higher margins for the consumer branded product lines. Also included in this segment are private label products sold to major retailers.

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

The Company believes the following are the more significant judgments and estimates used in the preparation of its financial statements:

Accounts Receivable Allowances - The Company provides allowances against accounts receivable for estimated bad debts, returns and deductions by customers for trade promotions and programs. These allowances are based upon the Company's historical experience with bad debt write-offs and customer deductions, customer creditworthiness, payment trends and general economic conditions. Allowances for bad debts and customer deductions were $516,000 at March 31, 2005 on gross trade accounts receivable of $5,181,100. While this estimate is one of the more significant estimates the Company makes in the preparation of its financial statements, management does not consider it to be highly uncertain.

Inventory Reserves - The Company establishes reserves for obsolete, excess and slow-moving inventories in order to properly value its inventory at the lower of cost or market. The reserve estimates are based upon historical inventory usage, spoilage, current market conditions, and anticipated future demand. Reserves for obsolete inventories were $333,000 at March 31, 2005 on total gross inventories of $8,897,600. While this estimate is one of the more significant estimates the Company makes in the preparation of its financial statements, management does not consider it to be highly uncertain.

Deferred Tax Asset Valuation Allowance - As of March 31, 2005 the Company had net deferred tax assets of $2,139,700 primarily resulting from net operating loss carryforwards ("NOLs"), which consisted of $5,735,000 of Federal NOLs that expire at various times through 2021, and $3,833,000 of state NOLs that expire at various times through 2011. The majority of the NOLs originated from the pre-merger operations of OFPI. As a result of OFPI's acquisition by SNI, OFPI experienced an ownership change in excess of 50% for federal and state income tax purposes. Therefore, an annual limitation is placed by the taxing authorities on the Company's right to realize the benefit of the pre-merger NOLs. Management continues to believe that it is more likely than not that the Company will continue to report sufficient taxable income in the foreseeable future, allowing utilization of 100% of its deferred tax assets. Management will continue to evaluate the Company's deferred tax assets in the future to determine whether a deferred tax asset reserve should be reinstated at some future point.

Industrial Accident Reserve - The Company has an industrial accident reserve to cover future payments anticipated as a result of the industrial accident in 2002. As of March 31, 2005 the balance remaining in the industrial accident reserve was $190,400 which covers the present value of the remaining two installment payments of $50,000 each under the Terms of Settlement and Probation entered into on February 4, 2004 with the Sonoma County District Attorney's Office, and the settlement of the appeal filed by the Company with CAL-OSHA regarding their citations and fines for $70,500. That will leave approximately $30,000 in the reserve to cover the one remaining unsettled issue with regards to the industrial accident, plus related attorney's fees.

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


--------------------------------------------------------------------------------
Results of Operations for the Three Month Periods Ending March 31, 2005 and March 31, 2004
--------------------------------------------------------------------------------

Summary Discussion:

In general, the Company continued to grow its business at a moderate rate during the first quarter of 2005. Overall net sales growth was 4% as the Company continued to benefit from increased consumer awareness of the importance of healthy oils to overall health and nutrition. Additionally, small and medium sized food manufacturers continued their push to eliminate partially hydrogenated oils from their products which drove the Spectrum Ingredients industrial sales higher.

The Company reported net income for the quarter of $29,800 which was an improvement over the prior year's net loss of $109,000. The improved profitability was primarily attributable to higher gross profit in the Spectrum Essentials segment as flaxseed costs returned to their historic norms during the latter half of 2004. Also contributing to the improved results in 2005 was higher gross profit in the Spectrum Ingredients/Private Label segment as a result of a new supply relationship for private label organic flax oil with a major specialty retailer.

Management believes that Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") is an important measure of the Company's operating performance. Management incentive compensation is earned, in part, based on the achievement of EBITDA targets that are established and approved by the Company's Board of Directors prior to the beginning of the year. For the three months ended March 31, 2005 EBITDA was $341,000 compared to $40,600 for the prior year, an increase of $300,400. The improved performance in 2005 is discussed in detail below, but was primarily attributable to increased gross profit.

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

The Company's calculations to arrive at EBITDA are detailed in the following table:

                                                   Three Months Ended March 31,
                                                        2005          2004
                                                     ---------     ---------
Net income (loss)                                    $  29,800     $(109,000)
Add back: Provision (benefit) for income taxes          19,900       (72,600)
          Interest expense                             133,900        74,000
          Depreciation and amortization                157,400       148,200
                                                     ---------     ---------
EBITDA                                               $ 341,000     $  40,600
                                                     =========     =========


The following is Managements' discussion and analysis of the significant line items within the financial statements and the reasons behind the trends and variances versus the prior year.

Revenues:

Spectrum's net sales for the three months ended March 31, 2005 were $13,243,000 compared to $12,733,100 for 2004, an increase of $509,900 or 4%. The increase is detailed by segment in the following table:

                                                 Three Months Ended March 31,
                                                   2005         2004    % Change
                                               -----------  ----------- --------

Spectrum Naturals(R) Culinary Products         $ 6,041,800  $ 5,817,600    +4%
Spectrum Essentials(R) Nutritional Supplements   2,772,700    2,668,800    +4%
Spectrum Ingredients/Private Label               4,428,500    4,246,700    +4%
                                               -----------  -----------    ---
  Total Net Sales                              $13,243,000  $12,733,100    +4%
                                               ===========  ===========    ===


Within the Spectrum Naturals(R) culinary products, sales were significantly higher than prior year in packaged oils (+12%), olive oils (+8%) and packaged vinegar (+28%). Partially offsetting those product lines were lower sales in salad dressings (-37%), foodservice oils (-6%), and foodservice mayonnaise (-9%). In general the Company's culinary oils continued to benefit from increased consumer awareness of the importance of healthy fats in one's diet. The Company implemented price increases on certain culinary products effective February 1, 2005 and the prior year first quarter sales were positively impacted by certain customers buying forward in advance of a price increase taken on April 1, 2004.

Spectrum Essentials(R) nutritional supplement sales increased 4% versus the prior year, primarily on the strength of increased sales of liquid supplement products (+8%) and coconut oil sold as a health and beauty aid (+104%). Partially offsetting those product lines were lower sales of encapsulated products, which were off 4% versus prior year.

The Spectrum Ingredients/Private Label sales were also up 4% versus the prior year primarily as a result of a new relationship with a major specialty retailer for the supply of private label organic flax oil. Partially offsetting that was lower sales in industrial culinary oils, which were off 3% versus the prior year, largely due to supply constraints for canola oil.

Cost of Goods Sold:

The Company's cost of goods sold for the three months ended March 31, 2005 was $10,050,600 versus $9,830,400 for the prior year, an increase of 2%. The increase was primarily volume-related with respect to the Spectrum Ingredients/Private Label segment and both volume and rate driven in the Spectrum Naturals(R) and Spectrum Essentials(R) segments, as detailed in the following table:
                                                 Three Months Ended March 31,
                                                   2005         2004    % Change
                                               -----------  ----------- --------

Spectrum Naturals(R) Culinary Products         $ 4,696,400  $ 4,412,900    +6%
Spectrum Essentials(R) Nutritional Supplements   1,483,700    1,602,600    -7%
Spectrum Ingredients/Private Label               3,870,500    3,814,900    +1%
                                               -----------  -----------    ---
  Total Cost of Goods Sold                     $10,050,600  $ 9,830,400    +2%
                                               ===========  ===========    ===


Cost of goods sold as a percent of net sales decreased to 75.9% in 2005 versus 77.2% in 2004. The decrease was primarily due to reduced flaxseed costs in 2005 versus 2004. During 2004 the remaining high cost flaxseed imported from China during the drought in Canada and the northern plains states was crushed and sold. Partially offsetting the favorable flaxseed costs were unfavorable costs in olive oil and canola oil, primarily as a result of the weak dollar versus the euro and the Canadian dollar.

Gross Profit:

Gross profit for the three months ended March 31, 2005 was $3,192,400 versus $2,902,700 for the prior year, an increase of 10%. The increase was primarily attributable to 4% sales growth in all three segments and the raw material cost changes described above. The following table discloses gross profit by segment:

                                                  Three Months Ended March 31,
                                                   2005         2004    % Change
                                                ----------   ---------- --------

Spectrum Naturals(R) Culinary Products          $1,345,400   $1,404,700    -4%
Spectrum Essentials(R) Nutritional Supplements   1,289,000    1,066,200   +21%
Spectrum Ingredients/Private Label                 558,000      431,800   +29%
                                                ----------   ----------   ----
  Total Gross Profit                            $3,192,400   $2,902,700   +10%
                                                ==========   ==========   ====


Gross profit as a percent of net sales (gross margin) was 24.1% for 2005 versus 22.8% for 2004, primarily as a result of the decreased flaxseed costs in 2005 and the addition of a new relationship with a major specialty retailer for private label organic flax oil.

Sales and Marketing Expenses:

The Company's sales and marketing expenses for the three months ended March 31, 2005 were $2,036,600 or 15.4% of net sales, versus $1,981,900 or 15.6% of net sales for the prior year. The increase in spending of $54,700 is detailed in the following table which reconciles sales and marketing spending for the first quarter of 2005 versus 2004, and discloses the significant variances by spending category:

     Total sales and marketing expenses, first quarter 2004   $ 1,981,900
        Increased sponsorships                                     93,400
        Increased compensation and benefits                        70,000
        Increased market research & development                    28,500
        Decreased broker commissions                              (88,900)
        Decreased advertising                                     (40,300)
        Decreased website development expenses                    (33,900)
        All other, net                                             25,900
                                                              -----------
     Total sales and marketing expenses, first quarter 2005   $ 2,036,600
                                                              ===========


The increased sponsorships was primarily attributable to the Company's involvement with Dr. Andrew Weil and his annual nutrition conference at the University of Arizona. The increased compensation and benefits was primarily associated with increased staffing in the sales and marketing departments. The Company recently hired two new sales professionals to improve sales execution on the Spectrum Essentials segment. The increased research and development was primarily associated with new product development. The decrease in broker commissions was primarily due to changes effected in 2005 to the broker incentive plan. The decrease in advertising was primarily attributable to heavy spending during the prior year for the launch of the Company's new "I am Spectrum" advertising campaign which did not need to be repeated in 2005. Finally, the decrease in the website development expenses was a return to normal levels versus the prior year during which the website was completely redesigned and repopulated with data.

General and Administrative Expenses:

The Company's general and administrative expenses for the three months ended March 31, 2005 were $972,200 or 7.1% of net sales, versus $1,029,400 or 8.1% of net sales for the prior year. The decrease in spending of $57,200 is detailed in the following table which reconciles general and administrative spending for the first quarter of 2005 versus 2004, and discloses significant variances by spending category:

      Total general and admin. expenses, first quarter 2004   $ 1,029,400
        Increased professional fees                                57,100
        Decreased relocation expenses                             (48,400)
        Decreased rent expenses                                   (24,800)
        All other, net                                            (41,100)
                                                              -----------
      Total general and admin. expenses, first quarter 2005   $   972,200
                                                              ===========


The increased professional fees were primarily associated with increased consulting and accounting services. The decreased relocation expenses were primarily associated with project management and consulting incurred during 2004 in conjunction with the Company's relocation of its manufacturing facility to Cherokee, Iowa. The decreased rent expenses were primarily associated with rent no longer incurred for the Company's previous office space in the Petaluma production facility, which was closed in November 2004.

Interest Expense:

The Company's interest expense for the three months ended March 31, 2005 was $133,900 versus $74,000 for the prior year. The increase of $59,900 or 81% is detailed in the following table which reconciles interest expense for the first quarter of 2005 versus 2004, and discloses the significant variances by type of debt:

         Total interest expense, first quarter 2004          $  74,000
            Increased interest on revolving line of credit      52,500
            Increased interest on bank term notes payable       11,500
            All other, net                                      (4,100)
                                                             ---------
         Total interest expense, first quarter 2005          $ 133,900
                                                             =========


The increased interest on the revolving line of credit was due to higher average borrowings in 2005 to support the increased level of operations and higher interest rates during 2005 versus 2004. The Company's weighted average effective interest rate under the line of credit was 5.2% in 2005 versus 3.5% in 2004. The increased interest on the bank term notes payable was the result of additional principal drawdowns against the Company's variable-rate term debt during 2004 and increases in the prime rate versus the prior year.

Provision for Income Taxes:

The Company recorded a provision for income taxes of $19,900 for the three months ended March 31, 2005 versus a net benefit for income taxes of $72,600 for the prior year. The accrual for both years was estimated at 40% of the Company's income or loss before taxes, which was the Company's estimated effective tax rate.

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

Liquidity and Capital Resources:

On June 4, 2004 the Company entered into the First Amendment to its Credit Facility with Comerica Bank ("Comerica") which extended the maturity date of the Credit Facility to June 30, 2006. The Amendment also increased the revolving line of credit up to a maximum of $9,000,000, and extended the drawdown period under the capital expenditure term loan of $1,000,000 by six months to December 31, 2004. The Credit Facility is secured by substantially all assets of the Company and enables the Company to borrow below prime, using a LIBOR rate option. As of March 31, 2005 the Company had $6,000,000 of its outstanding borrowings under the revolving line of credit locked in at a fixed weighted average LIBOR interest rate of 5.35%.

The Company could not operate its business without the Credit Facility with Comerica or one similar to it. The Credit Facility calls for continued satisfaction of various financial covenants for 2005 and beyond related to profitability levels, debt service coverage, and the ratio of total liabilities to tangible net worth. As of March 31, 2005 the Company was in technical default of the liabilities to tangible net worth ratio due to the expenses associated with the manufacturing facility relocation incurred during 2004. Comerica has granted the Company a waiver for the covenant violation.

At March 31, 2005 the Company had working capital of $670,200 which reflected a decrease of $366,700 versus the prior year. The decrease was primarily attributable to increased borrowings outstanding under the line of credit to finance the manufacturing facility relocation during 2004 and the higher levels of operations in general.

During 2005 the Company generated $797,500 in cash from operating activities, compared to $982,700 in 2004. The cash generated for both years was primarily due to reductions in inventory levels as the Company sold off inventories built during the prior year's fourth quarter.

Cash used in investing activities was $96,100 in 2005 compared to $440,300 in 2004. For both years the cash was primarily invested in the new production facility in Iowa. The greater spending during the prior year occurred during the initial construction phase of the project.

Cash used in financing activities was $698,600 in 2005 compared to $331,300 in 2004. The cash used for both years was primarily for principal payments against long-term debt, partially offset by increased borrowing under the revolving line of credit.

Management believes that future cash flows from operations and available borrowing capacity under the revolving line of credit should provide adequate funds to meet the Company's estimated cash requirements for the foreseeable future. Available borrowing capacity under the revolving line of credit was $1,305,200 and $1,852,400 at March 31, 2005 and 2004, respectively.

The Company does not utilize off-balance sheet financing arrangements. There were no transactions with special purpose entities that give the Company access to assets or additional financing or carry debt that is secured by the Company.

New Applicable Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123R, "Share-Based Payment," a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and superseding APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires the Company to expense grants made under the Company's stock option program. That cost will be recognized over the vesting period of the stock option grants. SFAS 123R is effective for fiscal years beginning after June 15, 2005. Upon adoption of SFAS 123R, amounts previously disclosed under SFAS No. 123 will be recorded in the Company's statement of operations. The Company is evaluating the alternatives allowed under the standard, which the Company is required to adopt effective for its fiscal year 2006.

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

Related Party Transactions and Other Relationships:

There were no significant transactions with related parties during the three months ended March 31, 2005. However, there were cross-memberships between members of the Company's Board of Directors and the boards of certain key wholesalers and retailers within the industry, as follows:

Mr. Thomas B. Simone is one of the Company's external Directors and also serves on the Board of United Natural Foods, Inc. ("UNFI"). UNFI is the Company's largest customer, representing approximately 42% of the Company's net sales for the year ended December 31, 2004.

Dr. John B. Elstrott is one of the Company's external Directors and also serves on the Board of Whole Foods Market, Inc. Whole Foods is the largest retailer in the natural products industry; however, sales made by the Company directly to Whole Foods were insignificant.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

Exchange Rates:

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

In January 2005 the Company began utilizing foreign currency forward contracts to minimize the volatility of foreign currency cash flows resulting from changes in exchange rates. Foreign currency forward contracts are entered into for firmly committed or anticipated raw material purchases. The intent of these contracts is to reduce the Company's exposure to foreign currency exchange rate movements, with any gains or losses on the contracts designed to offset any gains or losses on the transactions being hedged. As of March 31, 2005 the Company's primary foreign currency exchange rate exposures were the euro and Canadian dollar. Forward contracts to hedge anticipated euro purchases during 2005 were entered into beginning in January 2005.

The table below provides information about the Company's foreign currency forward contracts outstanding as of March 31, 2005. All foreign currency contracts were for euros and are expected to mature during 2005.

                                               Contracted Amounts   Fair Value
                                               ------------------   ----------
Foreign Currency Forward Contracts:
(Pay euros / receive U.S. $)
      Euros                                      (euro)1,034,100
      Average Contractual Exchange Rate               $1.33
      U.S. Dollars                                  $1,375,300      $1,340,000

Included in cost of sales for the three months ended March 31, 2005 was an expense of $35,300 to value the foreign currency forward contracts at the euro/U.S. dollar spot rate of $1.296 at March 31, 2005.

Interest Rates:

Throughout the course of its fiscal year, the Company utilizes a variable interest rate line of credit at various borrowing levels. For the three months ended March 31, 2005 the average outstanding balance under the line of credit was approximately $7,261,300 with a weighted average effective interest rate of 5.2% per annum. For the three months ended March 31, 2004 the average outstanding balance under the line of credit was approximately $4,746,500 with a weighted average effective interest rate of 3.5% per annum. The increased average borrowing levels in 2005 reflect the funds necessary to finance the increased inventory levels and increased level of operations in general. The line of credit agreement calls for the interest rate to float at the prime rate or LIBOR plus 2.25%, at the Company's option.

Certain other debt items are also sensitive to changes in interest rates. The following table summarizes future cash flows and related weighted average interest rates by expected maturity date for long-term debt outstanding as of March 31, 2005, excluding capital lease obligations (dollars in thousands):

                                      Expected Future Principal Payments
                                          (Periods Ended December 31)

                       2005    2006     2007     2008    2009    2010    Total    Fair Value
                       ----    ----     ----     ----    ----    ----    -----    ----------
Long Term Debt:
Fixed Rate           $169.4     --       --       --      --      --    $  169.4   $  169.4
  Avg. Int. Rate        9.2%    --       --       --      --      --         9.2%
Variable Rate        $375.0   $500.0   $500.0   $375.0    --      --    $1,750.0   $1,750.0
  Avg. Int. Rate      var.     var.     var.     var.     --      --       var.
Imputed Rate            --      --       --       --      --   $513.3   $  513.3   $  332.4
  Avg. Int. Rate        --      --       --       --      --      6.5%       6.5%

The fair value of all long-term debt is equal to the sum of the expected future principal payments with the exception of the non-interest bearing note payable due in one lump sum of $513,300 on December 31, 2010. Interest has been imputed on that note at an effective rate of 6.5% per annum, leaving a fair value at March 31, 2005 of $332,400.

Purchase Commitments:

In the ordinary course of its business the Company enters into commitments to purchase raw materials over a period of time, generally six months to one year, at contracted prices. At March 31, 2005 these future commitments approximated fair value because they were not at prices in excess of current market, nor in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

Other Risks:

The Company is subject to a wide variety of other risks in the ordinary course of its business. Some of the more significant of these risks include heavy concentrations of sales with a few key customers; heavy concentrations of raw material supply with a few key suppliers; heavy reliance on several key processors for its dressings, condiments and butter substitutes; reliance on one processor for bottling of its oils as well as warehousing and distribution of its finished case goods; regulation by various federal, state and local agencies with regards to the manufacture, handling, storage and safety of food products; regulation of its manufacturing facilities for cleanliness and employee safety; and regulation by various agencies with regards to the labeling and certification of organic and kosher foods. The Company is also subject to competition from other food companies, the risk of crop shortages due to weather or other factors, and is dependant on the continued demand for healthy oils and nutritional supplements by consumers.


Item 4. DISCLOSURE CONTROLS AND PROCEDURES
------------------------------------------

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

There were no material changes in the Company's internal control system during the three months ended March 31, 2005. Management is not aware of any material weaknesses in the Company's internal control system.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

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

The remaining workers compensation appeal is for an additional death benefit equal to 50% of the eventual death benefit to be paid by the Company's workers' compensation insurance carrier at the time of the accident. That amount would be payable by the Company to the dependents of the deceased worker if the dependents successfully establish that the Company was guilty of serious and willful misconduct by allowing unsafe working conditions to exist. If actually litigated, the workers compensation appeal is an all-or-nothing proposition under which the Company will either be liable for 50% of the eventual insurance death benefit or nothing. Based on the advice of counsel, the Company expects the remaining workers compensation appeal to be settled rather than litigated. Management believes the remaining reserve of $190,400 as of March 31, 2005 will be approximately adequate to cover the present value of the remaining two installments under the CLCS 6425 fine of $50,000 each, the settlement of the CAL-OSHA appeal for $70,500, and the remaining workers compensation appeal.

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

The Company joined a Joint Defense Group in February 2004 which was established by attorneys representing several of the defendants in the Complaint. Total attorney's fees incurred by the Company as a member of the Joint Defense Group since its inception were $15,300. Management believes the Complaint will eventually be settled for an insignificant sum. Accordingly, no provision for loss or future attorney's fees has been recorded at March 31, 2005.


Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------

During the three months ended March 31, 2005 the Company issued 38,750 shares of its common stock for the exercise of incentive stock options. Total proceeds received by the Company were $12,900 which were applied against the outstanding borrowings under the Company's line of credit.

The Company has not in the past nor does it intend to pay cash dividends on its common stock in the future. The Company intends to retain earnings, if any, for use in the operation and expansion of its business.


Item 3. Defaults Upon Senior Securities
---------------------------------------

As of March 31, 2005 the Company was in technical default of one of the financial covenants called for under the Credit Agreement with Comerica. That covenant called for a maximum ratio of total liabilities to tangible net worth ratio of 2.75 to one. Due to the expenses incurred during 2004 in connection with the manufacturing facility relocation, which included a non-cash reduction of $1,156,600 to the Company's tangible net worth, the Company continued to be in technical default of that covenant as of March 31, 2005.

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

None.


Item 5. Other Information
-------------------------

None.


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits:

     31.12 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.13 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.12 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.13 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K during the quarter ended March 31, 2005

     The Company filed a Current Report on Form 8-K on March 8, 2005 disclosing the Company's final audited financial position and results of operations as of and for the year ended December 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2005                       SPECTRUM ORGANIC PRODUCTS, INC.

                                        By: /s/ Robert B. Fowles
                                        ----------------------------------------
                                        Robert B. Fowles
                                        Duly Authorized Officer &
                                        Chief Financial Officer