Form 10-Q
period 2005-06-30
SPECTRUM ORGANIC PRODUCTS INC
filed 2005-08-08
CIK 1034992

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005.


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________


                          Commission File No. 333-22997

                         SPECTRUM ORGANIC PRODUCTS, INC.
                    ----------------------------------------
             (Exact name of Registrant as specified in its charter)

       California                                          94-3076294
--------------------------                         -------------------------
(State of incorporation)                               (I.R.S. Employer
                                                    Identification Number)

5341 Old Redwood Highway, Suite 400
Petaluma, California 94954                               (707)778-8900
------------------------------------               -------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 46,444,693 shares issued and outstanding as of August 1, 2005.

Transitional Small Business Disclosure Format: Yes | | No |X|


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                               SPECTRUM ORGANIC PRODUCTS, INC.
                                       BALANCE SHEETS

                                           ASSETS
                                                                (Unaudited)
                                                                  June 30,      December 31,
                                                                    2005            2004
                                                                ------------    ------------
Current Assets:
   Cash                                                         $     16,500    $     11,000
   Accounts receivable, net                                        5,149,900       3,799,800
   Inventories, net                                               10,518,500       9,564,800
   Deferred income taxes - current                                   561,200         630,000
   Prepaid expenses and other current assets                         248,900         141,400
                                                                ------------    ------------
Total Current Assets                                              16,495,000      14,147,000

Property and Equipment, net                                        3,864,500       3,990,200

Other Assets:
   Deferred income taxes - long-term                               1,323,300       1,529,500
   Intangible assets, net                                            583,800         584,800
   Other assets                                                      269,500         251,200
                                                                ------------    ------------
Total Assets                                                    $ 22,536,100    $ 20,502,700
                                                                ============    ============


                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Bank overdraft                                               $     79,700    $    843,300
   Line of credit                                                  7,819,200       6,984,400
   Accounts payable, trade                                         5,336,400       4,033,800
   Accrued expenses                                                1,446,200         854,100
   Current maturities of term notes payable and capital lease
     obligations                                                     504,900         514,600
   Current maturities of notes payable, related parties              110,600         228,200
                                                                ------------    ------------
Total Current Liabilities                                         15,297,000      13,458,400

Notes payable and capitalized lease obligations, less
  current maturities                                               1,125,100       1,375,000
Notes payable, related parties, less current maturities              338,700         326,200
Deferred rent                                                         30,200          37,000
                                                                ------------    ------------
Total Liabilities                                                 16,791,000      15,196,600
                                                                ------------    ------------
Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, 5,000,000 shares authorized, no shares
       issued or outstanding                                            --              --
   Common stock, no par value, 60,000,000 shares authorized,
       46,444,693 and 46,405,943 issued and outstanding at
       June 30, 2005 and December 31, 2004, respectively           9,644,300       9,631,400
   Accumulated deficit                                            (3,899,200)     (4,325,300)
                                                                ------------    ------------
Total Stockholders' Equity                                         5,745,100       5,306,100
                                                                ------------    ------------
Total Liabilities and Stockholders' Equity                      $ 22,536,100    $ 20,502,700
                                                                ============    ============


                       See accompanying notes to financial statements.


                                    SPECTRUM ORGANIC PRODUCTS, INC.
                                       STATEMENTS OF OPERATIONS



                                                    (Unaudited)                     (Unaudited)
                                                Three Months Ended               Six Months Ended
                                          June 30, 2005   June 30, 2004   June 30, 2005   June 30, 2004
                                          -------------   -------------   -------------   -------------

Net Sales                                  $ 14,409,500    $ 12,811,400    $ 27,652,500    $ 25,544,500

Cost of Goods Sold                           10,485,500       9,851,900      20,536,000      19,682,300
                                           ------------    ------------    ------------    ------------
Gross Profit                                  3,924,000       2,959,500       7,116,500       5,862,200
                                           ------------    ------------    ------------    ------------
Operating Expenses:

   Sales and Marketing                        1,990,800       1,722,900       4,027,400       3,704,800

   General and Administrative                 1,151,200         874,400       2,123,400       1,903,800
                                           ------------    ------------    ------------    ------------
Total Operating Expenses                      3,142,000       2,597,300       6,150,800       5,608,600
                                           ------------    ------------    ------------    ------------

Income from Operations                          782,000         362,200         965,700         253,600

Other Income (Expense):

   Interest Expense                            (140,200)        (77,800)       (274,200)       (151,800)
   Other                                         18,700          12,900          18,700          13,900
                                           ------------    ------------    ------------    ------------

Income Before Income Taxes                      660,500         297,300         710,200         115,700

Provision for Income Taxes                     (264,200)       (118,900)       (284,100)        (46,300)
                                           ------------    ------------    ------------    ------------
Net Income                                 $    396,300    $    178,400    $    426,100    $     69,400
                                           ============    ============    ============    ============

Basic and Fully Diluted Income Per Share   $       0.01    $       0.00    $       0.01    $       0.00
                                           ============    ============    ============    ============

Weighted Average Shares Outstanding          46,444,693      46,321,295      44,434,203      46,298,426
                                           ============    ============    ============    ============

Fully Diluted Average Shares Outstanding     47,868,680      48,464,066      48,069,258      48,739,211
                                           ============    ============    ============    ============


                            See accompanying notes to financial statements.


                         SPECTRUM ORGANIC PRODUCTS, INC.
                            STATEMENTS OF CASH FLOWS


                                                               (Unaudited)
                                                            Six Months Ended
                                                        June 30,        June 30,
                                                          2005            2004
Cash Flows from Operating Activities:                 ------------    ------------
Net Income                                            $    426,100    $     69,400
  Adjustments to Reconcile Net Income to Net
   Cash Provided by (Used in) Operating Activities:
  Depreciation and amortization expense                    317,200         302,200
  Provision for inventory obsolescence                     170,800         105,600
  Provision for allowances against receivables              32,300          20,000
  Imputed interest on note payable, related party           12,500          10,100
  Revaluation of derivative financial instruments           45,700            --

Changes in Assets and Liabilities:
  Accounts receivable                                   (1,382,400)       (129,200)
  Inventories                                           (1,124,500)       (931,200)
  Other assets                                             149,200        (173,900)
  Accounts payable                                       2,031,200       1,189,300
  Accrued expenses and other liabilities                  (189,000)       (606,100)
                                                      ------------    ------------
Net Cash Provided by (Used in) Operating Activities        489,100        (143,800)
                                                      ------------    ------------

Cash Flows from Investing Activities:
  Purchase of property and equipment                      (190,500)       (782,200)
                                                      ------------    ------------
Net Cash Used in Investing Activities                     (190,500)       (782,200)
                                                      ------------    ------------

Cash Flows from Financing Activities:
  Decrease in bank overdraft                              (763,600)       (492,100)
  Proceeds from line of credit                          12,690,400      11,198,100
  Repayment of line of credit                          (11,855,600)     (9,998,100)
  Proceeds from note payable                                  --           460,000
  Repayment of bank term notes payable                    (250,000)       (140,800)
  Repayment of capitalized lease obligations                (9,600)        (24,800)
  Repayment of notes payable, related parties             (117,600)       (125,000)
  Proceeds from exercise of stock options                   12,900          45,900
                                                      ------------    ------------
Net Cash Provided by (Used in) Financing Activities       (293,100)        923,200
                                                      ------------    ------------
Net Increase (Decrease) in Cash                              5,500          (2,800)

Cash, beginning of the year                                 11,000           7,300
                                                      ------------    ------------
Cash, end of the period                               $     16,500    $      4,500
                                                      ============    ============
Supplemental Disclosure of Cash Flow Information:
  Cash paid for income taxes                          $      9,000    $     16,000
  Cash paid for interest                              $    261,400    $    144,500


                 See accompanying notes to financial statements.

                                       4

                         SPECTRUM ORGANIC PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation:

     These are unaudited interim financial statements and include all adjustments that, in the opinion of Management, are necessary in order to make the financial statements not misleading. The financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include certain disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the statements should be read in conjunction with Spectrum Organic Products, Inc.'s financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Operating results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2005 or future periods.

     Certain reclassifications have been made to the prior year unaudited interim financial statements to be consistent with the presentation at June 30, 2005. These reclassifications had no impact on net income or retained earnings.

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

     Within the natural and organic foods segment, the Company's products include olive oils and other culinary oils, salad dressings, condiments and butter-substitutes such as Spectrum Organic Margarine(R) and Spectrum Spread(R). All of the Company's culinary products feature expeller-pressed oils, contain no hydrogenated or trans fats and are offered in a variety of sizes and flavors in both organic and conventional, non-GMO offerings.

     Within the nutritional supplement segment, the Company's products include organic flax oils, evening primrose oil, borage oil, Norwegian fish oil and other essential fatty acids in both liquid and capsule forms. The Spectrum Essentials(R) products are cold-pressed, nutritionally rich sources of Omega-3 and Omega-6 essential fatty acids and are also offered in a variety of sizes and styles.

     The Spectrum Ingredients(R) segment includes organic and conventional non-GMO culinary oils, organic vinegar, condiments and nutritional oils offered to other manufacturers for use in their products. In addition, they bring incremental purchasing power to the Company resulting in higher margins for the consumer branded products. Also included in this segment are private label products produced for and sold to major retailers.

     Operating data is captured by segment to the gross profit level. However, operating statement data below gross profit and balance sheet data have not been disaggregated and captured by business segment since the information is presently unavailable to the Company's chief operating decision maker. Accordingly, the following segment information is currently captured by the
     Company:
                                                 Three Months Ended June 30,
                                                2005          2004      % Change
                                            -----------   -----------   --------
  Net Sales:
    Spectrum Naturals(R)                    $ 6,850,700   $ 5,688,300     +20%
    Spectrum Essentials(R)                    2,404,800     2,130,500     +13%
    Spectrum Ingredients/Private Label        5,099,600     4,562,000     +12%
                                            -----------   -----------   --------
    Comparable Net Sales                     14,335,100    12,380,800     +16%
    Discontinued Product Lines                   54,400       430,600     -87%
                                            -----------   -----------   --------
    Total Net Sales                         $14,409,500   $12,811,400     +13%
                                            ===========   ===========   ========
  Gross Profit:
    Spectrum Naturals(R)                    $ 1,797,800   $ 1,375,500     +31%
    Spectrum Essentials(R)                    1,457,100       942,700     +55%
    Spectrum Ingredients/Private Label          646,000       475,600     +36%
                                            -----------   -----------   --------
    Comparable Gross Profit                   3,900,900     2,793,800     +40%
    Discontinued Product Lines                   23,100       165,700     -86%
                                            -----------   -----------   --------
    Total Gross Profit                      $ 3,924,000   $ 2,959,500     +33%
                                            ===========   ===========   ========


                                                 Six Months Ended June 30,
                                                2005          2004      % Change
                                            -----------   -----------   --------
  Net Sales:
    Spectrum Naturals(R)                    $12,656,000   $11,250,400     +12%
    Spectrum Essentials(R)                    5,177,600     4,799,300      +8%
    Spectrum Ingredients/Private Label        9,522,000     8,803,500      +8%
                                            -----------   -----------   --------
    Comparable Net Sales                     27,355,600    24,853,200     +10%
    Discontinued Product Lines                  296,900       691,300     -57%
                                            -----------   -----------   --------
    Total Net Sales                         $27,652,500   $25,544,500      +8%
                                            ===========   ===========   ========
  Gross Profit:
    Spectrum Naturals(R)                    $ 3,098,400   $ 2,703,600     +15%
    Spectrum Essentials(R)                    2,715,900     2,008,700     +35%
    Spectrum Ingredients/Private Label        1,200,800       907,500     +32%
                                            -----------   -----------   --------
    Comparable Gross Profit                   7,015,100     5,619,800     +25%
    Discontinued Product Lines                  101,400       242,400     -58%
                                            -----------   -----------   --------
    Total Gross Profit                      $ 7,116,500   $ 5,862,200     +21%
                                            ===========   ===========   ========


     The discontinued product lines consisted of the Individually Quick Frozen ("IQF") fruits and vegetables and the Running Stream Food and Beverage ("RSFB") private label fruit juice and tomato-based products, which were the final remaining product lines from the businesses acquired by Spectrum in the 1999 merger and subsequently sold in 2002. The IQF product line was discontinued effective January 1, 2005 and the Company sold off the remaining inventories during the six months ended June 30, 2005. The RSFB private label products were discontinued effective April 16, 2004 when that private label supply contract expired. The remaining inventories were sold off during 2004. Sales and gross profit of the IQF products were previously aggregated with the Spectrum Naturals(R) segment, while sales and gross profit of the RSFB products were previously aggregated with the Spectrum Ingredients/Private Label segment.

3.   Amendment to Loan and Security Agreement:

     On June 24, 2005 the Company entered into the Second Amendment (the "Amendment") to the Loan and Security Agreement (the "Credit Facility") with its primary lender, Comerica Bank. The Amendment provides the Company with additional borrowing capacity and flexibility via four significant changes to the Credit Facility:

     a) The maturity date of the Credit Facility was extended an additional twelve months to June 30, 2007.

     b) The maximum borrowing available under the revolving line of credit was increased from $9,000,000 to $10,000,000, subject to eligible collateral levels.

     c) The advance rate for eligible accounts receivable under the revolving line of credit was increased from 80% to 85%, subject to certain limitations on dilution rates.

     d) A new variable rate term note has been made available to the Company for up to $1,000,000 of eligible expenditures on capital equipment. The new note features a twelve month drawdown period ending June 30, 2006 followed by a 36 month amortization period and will bear interest at the prime rate plus 25 basis points (0.25%).

     The Amendment continues to require that the Company meet various financial covenants for 2005 and beyond related to profitability levels, debt service coverage, and the ratio of total liabilities to tangible net worth. As of June 30, 2005 the Company was in compliance with all requirements under the Credit Facility.

     A copy of the Amendment and the variable rate term note have been filed as Exhibits 10.56 and 10.57, respectively, with this quarterly report on Form 10-Q.

4.   Derivative Financial Instruments:

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

     As of June 30, 2005 the Company had outstanding foreign currency forward contracts to purchase 478,000 euros at an average contractual exchange rate of $1.30 per euro. Included in cost of sales for the three months ended June 30, 2005 was an expense of $45,700 which represented the difference between the fair value of the forward contracts at the June 30, 2005 spot rate versus the contractual amounts.

5.   Inventories:

     Inventories consisted of the following:

                                                June 30,      December 31,
                                                  2005            2004
                                              ------------    ------------
     Finished goods                           $  9,317,700    $  7,590,100
     Raw materials                               1,273,600       2,170,200
     Deposits on inventory                         272,400         154,500
                                              ------------    ------------
     Total Inventories                          10,863,700       9,914,800
     Less: Reserve for obsolete inventory         (345,200)       (350,000)
                                              ------------    ------------
     Net Inventories                          $ 10,518,500    $  9,564,800
                                              ============    ============


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

     All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with the accounting for such options utilizing the intrinsic value method prescribed in APB 25, there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with SFAS 123, the Company's net income or loss and net income or loss per share for the three and six month periods ended June 30, 2005 and 2004 would have been adjusted to the pro-forma amounts presented below:


                                                          Three Months Ended       Six Months Ended
                                                         ---------------------   ---------------------
                                                          June 30,    June 30,    June 30,    June 30,
                                                            2005        2004        2005        2004
                                                         ---------   ---------   ---------   ---------
     Net income as reported                              $ 396,300   $ 178,400   $ 426,100   $  69,400

     Less: Total compensation expense under fair value
     method for all stock-based awards, net of related
     tax effects                                           108,900     103,700     204,000     174,000
                                                         ---------   ---------   ---------   ---------
     Pro-Forma net income (loss)                         $ 287,400   $  74,700   $ 222,100   $(104,600)
                                                         =========   =========   =========   =========
     Basic and diluted income (loss) per share:
       As reported                                       $    0.01   $    0.00   $    0.01   $    0.00
       Pro-forma                                         $    0.01   $    0.00   $    0.00   $   (0.00)


     The fair value of the option grants for 2005 was estimated on the date of grant utilizing the Black-Scholes option pricing model, with the following assumptions: expected life of five years, risk-free interest rate of 3.0%, no dividend yield and volatility of 65%. The weighted average fair value of the option grants during 2005 was $0.29 per share.

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

     ELF's attorneys filed a Complaint for Civil Penalties, Statutory, Equitable and Injunctive Relief (the "Complaint") against several major retailers and unspecified defendants one through 100 in the Superior Court of the State of California on May 20, 2003 alleging violation of Proposition 65 for the sale of various products that contain lead in excess of the allowable limits without the required warning label. ELF's attorneys later notified Spectrum and dozens of other retailers, importers and manufacturers of vinegar that they would be included as one of the 100 unspecified defendants in the Complaint.

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

     The Company is a member of a Joint Defense Group established by attorneys representing several of the defendants in the Complaint. A mediation session was conducted on June 14, 2005 and a settlement was reached by all parties present at the mediation session on June 17, 2005. The total cost of the settlement to be borne by all members of the Joint Defense Group is $185,000. Spectrum's estimated share of that is expected to be approximately $15,500, which was included in general and administrative expense for the second quarter. Manufacturers and importers in the Joint Defense Group also agreed to provide certain warning notices under Proposition 65 to California retailers of vinegar products. Total attorney's fees incurred by the Company as a member of the Joint Defense Group during the six months ended June 30, 2005 were $7,200.

     Pending Litigation - Industrial Accident

     On February 4, 2004 the Company pleaded no contest to two misdemeanor counts of violations under California Labor Code Section 6425 ("CLCS 6425"), violation of a regulation issued by the California Occupational Health and Safety Administration ("CAL-OSHA"), requiring employers to provide, maintain and ensure employees use required confined space equipment. The plea arose in connection with a tragic production accident on April 25, 2002 that resulted in the death of two of the Company's employees. Under the Terms of Settlement and Probation entered into with the plea, the Company agreed to pay a fine under CLCS 6425 of $150,000 in three annual installments of $50,000 each on June 1, 2004, 2005 and 2006. In addition the Company paid $150,000 in restitution to the California District Attorneys Association Workers Safety Training Account to assist in the prosecution of worker safety cases in the State of California. The Company also reimbursed costs of $25,000 each to the Petaluma Police Department, the Petaluma Fire Department and the Sonoma County District Attorney's Office. Accordingly, the Company created an industrial accident reserve by accruing an expense of $375,000 during the year ended December 31, 2003 to cover the net present value of the above payments, plus attorney's fees. Total payments made during the year ended December 31, 2004 in connection with the plea were $275,000.

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

     The remaining workers' compensation appeal is for an additional death benefit equal to $87,500, which is 50% of the total death benefits paid by the Company's workers' compensation insurance carrier at the time of the accident. That amount would be payable by the Company to the dependents of the deceased worker if the dependents successfully establish that the

     Company was guilty of serious and willful misconduct by allowing unsafe working conditions to exist. If actually litigated, the workers' compensation appeal is an all-or-nothing proposition under which the Company will either be liable for $87,500 or nothing. Based on the advice of counsel, the Company expects the remaining workers' compensation appeal to be settled rather than litigated. At the date of this report the Company was in negotiations to settle this matter. Management believes the remaining reserve of $140,400 as of June 30, 2005 will be approximately adequate to cover the present value of the remaining installment under the CLCS 6425 fine of $50,000 due on June 1, 2006, the settlement of the CAL-OSHA appeal for $70,500, and the remaining workers' compensation appeal.

     Court Supervised Probation

     Also in connection with the industrial accident, the Company received a suspended fine under CLCS 6425 of $250,000 conditioned upon the Company's compliance with the terms of court supervised probation for three years. The probation terms require that the Company submit to a warrant-less search of its premises during business hours by any local or state law enforcement, safety or health officer; and that the Company shall be of good conduct and obey all laws, particularly those laws relating to worker safety and health. Should the Company fail to honor the probation terms, the suspended fine of $250,000 may be reimposed by the Sonoma County District Attorney.

     Contingent Guarantee

     The Company was a guarantor in the amount of $25,000 for that portion of the outstanding borrowings under a line of credit for the Olive Press, LLC a third party that the Company held an investment in of $15,000 at June 30, 2005. In the event of a default by the Olive Press of its obligations under its line of credit, Spectrum would be liable for an amount not to exceed $25,000.

     On July 7, 2005 the Company agreed to sell its minority ownership share of the Olive Press back to the majority owners for $15,000. Within 120 days after the sale closes, the Company will no longer be a guarantor for a portion of the debt of the Olive Press. The Company will continue to enjoy the benefits of membership in the Olive Press for a three year period after the sale closes.


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

The Spectrum Ingredients sales force offers organic culinary oils, vinegar and nutritional oils to other manufacturers for use in their products. In addition, they bring incremental purchasing power to the Company resulting in higher margins for the consumer branded product lines. Also included in this segment are private label products produced for and sold to major retailers.

Critical Accounting Policies and Estimates:

The following discussion and analysis of the Company's financial condition and results of operations is based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for the carrying values of assets and liabilities that are not readily apparent from other sources. On an on-going basis, management re-evaluates all of its estimates, including those related to accounts receivable allowances, inventory reserves, the industrial accident reserve and the deferred tax asset valuation allowance. Actual results may differ materially from these estimates under different assumptions or conditions and as additional information becomes available in future periods.

Management believes the following are the more significant judgments and estimates used in the preparation of its financial statements:

Accounts Receivable Allowances - The Company provides allowances against accounts receivable for estimated bad debts, returns and deductions by customers for trade promotions and programs. These allowances are based upon the Company's historical experience with bad debt write-offs and customer deductions, customer creditworthiness, payment trends and general economic conditions. Allowances for bad debts and customer deductions were $532,300 at June 30, 2005 on gross trade accounts receivable of $5,654,500. While this estimate is one of the more significant estimates the Company makes in the preparation of its financial statements, management does not consider it to be highly uncertain.

Inventory Reserves - The Company establishes reserves for obsolete, excess and slow-moving inventories in order to properly value its inventory at the lower of cost or market. The reserve estimates are based upon historical inventory usage, spoilage, current market conditions, and anticipated future demand. Reserves for obsolete inventories were $345,200 at June 30, 2005 on total gross inventories of $10,863,700. While this estimate is one of the more significant estimates the Company makes in the preparation of its financial statements, management does not consider it to be highly uncertain.

Deferred Tax Asset Valuation Allowance - As of June 30, 2005 the Company had net deferred tax assets of $1,822,300 primarily resulting from net operating loss carryforwards ("NOLs"), which consisted of $5,735,000 of Federal NOLs that expire at various times through 2021, and $3,833,000 of state NOLs that expire at various times through 2011. The majority of the NOLs originated from the pre-merger operations of Organic Food Products, Inc. ("OFPI"), the Company's predecessor legal entity. As a result of OFPI's acquisition by Spectrum in 1999, OFPI experienced an ownership change in excess of 50% for federal and state income tax purposes. Therefore, an annual limitation is placed by the taxing authorities on the Company's right to realize the benefit of the pre-merger NOLs. Management continues to believe that it is more likely than not that the Company will continue to report sufficient taxable income in the foreseeable future, allowing utilization of 100% of its deferred tax assets. Management will continue to evaluate the Company's deferred tax assets in the future to determine whether a deferred tax asset reserve should be reinstated at some future point.

Industrial Accident Reserve - The Company has an industrial accident reserve to cover future payments anticipated as a result of an industrial accident in 2002. As of June 30, 2005 the balance remaining in the industrial accident reserve was $140,400 which covers the present value of the remaining installment payment of $50,000 due on June 1, 2006 under the Terms of Settlement and Probation entered into on February 4, 2004 with the Sonoma County District Attorney's Office, and the settlement of the appeal filed by the Company with CAL-OSHA regarding their citations and fines for $70,500. The balance of $30,000 in the reserve is management's best estimate of the amount that will be required to settle the remaining outstanding issue with regards to the industrial accident, plus related attorney's fees.

The remaining outstanding issue is an appeal filed by dependents of one of the deceased employees with the Workers' Compensation Appeals Board of California for an additional death benefit equal to $87,500, which is 50% of the death benefits paid by the Company's workers' compensation insurance carrier at the time of the accident. That amount would be payable by the Company to the dependents of the deceased employee if the dependents successfully establish that the Company was guilty of serious and willful misconduct by allowing unsafe working conditions to exist. If actually litigated, the workers' compensation appeal is an all-or-nothing proposition under which the Company will either be liable for $87,500 or nothing. Based on the advice of counsel, the Company expects the remaining workers' compensation appeal to be settled rather than litigated. At the date of this report the Company was in negotiations to settle this matter. Accordingly, management considers the industrial accident reserve to be uncertain since expenses in excess of the remaining reserve could be incurred regardless of whether the workers' compensation appeal is litigated or settled.


--------------------------------------------------------------------------------
Results of Operations for the Three Month Periods Ending June 30, 2005 and June 30, 2004
--------------------------------------------------------------------------------

Summary Discussion:

In general, the Company continued to benefit from the ongoing trend away from hydrogenated culinary oils towards a healthier alternative during the second quarter. The Company's Spectrum Naturals(R) brand of expeller-pressed oils, condiments and butter substitutes delivered 20% net sales growth in the second quarter. Additionally, small and medium sized food manufacturers continued their push to eliminate partially hydrogenated oils from their products which drove the Spectrum Ingredients industrial sales up 12% versus the prior year.

The Spectrum Essentials(R) brand of nutritional supplements posted net sales growth of 13% versus the prior year, on the strength of new positioning and packaging which was unveiled during the fourth quarter of 2004 and new product offerings in fish oil and flax/olive oil antioxidant blends introduced in 2005.

The Company reported net income of $396,300 for the second quarter, an increase of 122% versus the prior year. The increased profitability was driven by higher margins in all three of the Company's business segments. Gross margin (gross profit as a percentage of net sales) was up 2 points in the Spectrum Naturals culinary segment as a result of price increases taken by the Company during 2005 and a stronger U.S. dollar versus the euro, which lowered the cost of imported olive oil and vinegar from Europe. Gross margin in the Spectrum Essentials nutritional supplements segment increased by over sixteen points as a result of lower flaxseed costs and improved efficiencies at the Company's Iowa production facility which opened in October 2004. Gross margin in the Spectrum Ingredients/Private Label segment was up over two points versus the prior year, primarily as a result of a new relationship with a major specialty retailer for the supply of private label organic flax oil.

Management believes that Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") is an important measure of the Company's operating performance. Management incentive compensation is earned, in part, based on the achievement of EBITDA targets that are established and approved by the Company's Board of Directors prior to the beginning of the year. For the three months ended June 30, 2005 EBITDA was $960,100 compared to $529,100 for the prior year, an increase of $431,000 or 81%. The improved performance in 2005 is discussed in detail below, but was primarily attributable to the increased gross profit, partially offset by increased sales and marketing expenses.

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

The Company's calculations to arrive at EBITDA are detailed in the following table:

                                                     Three Months Ended June 30,
                                                          2005         2004
                                                        --------     --------
Net income                                              $396,300     $178,400
Add back: Provision for income taxes                     264,200      118,900
          Interest expense                               140,200       77,800
          Depreciation and amortization expense          159,400      154,000
                                                        --------     --------
EBITDA                                                  $960,100     $529,100
                                                        ========     ========

The following is managements' discussion and analysis of the significant line items within the financial statements and the reasons behind the trends and variances versus the prior year.

Revenues:

Spectrum's net sales for the three months ended June 30, 2005 were a new quarterly record of $14,409,500 compared to $12,811,400 for 2004, an increase of $1,598,100 or 13%. The increase is detailed by segment in the following table:

                                                 Three Months Ended June 30,
                                               2005           2004      % Change
                                            -----------    -----------  --------
   Net Sales:
     Spectrum Naturals(R)                   $ 6,850,700    $ 5,688,300    +20%
     Spectrum Essentials(R)                   2,404,800      2,130,500    +13%
     Spectrum Ingredients/Private Label       5,099,600      4,562,000    +12%
                                            -----------    -----------    ----
     Comparable Net Sales                    14,335,100     12,380,800    +16%
     Discontinued Product Lines                  54,400        430,600    -87%
                                            -----------    -----------    ----
     Total Net Sales                        $14,409,500    $12,811,400    +13%
                                            ===========    ===========    ====


Within the Spectrum Naturals(R) culinary products, sales were significantly higher than prior year in olive oil (+40%), other culinary oils (+30%), vinegar (+30%) and food service mayonnaise (+34%). The Company's culinary oils continued to benefit from increased consumer awareness of the importance of avoiding hydrogenated oils and the health benefits of the Mediterranean diet. Partially offsetting those product lines were lower sales in salad dressings (-37%) and packaged mayonnaise (-9%). The Spectrum Naturals(R) salad dressing line is currently in the process of being revamped with new packaging and positioning.

Spectrum Essentials(R) nutritional supplement sales increased 13% versus the prior year, primarily as a result of an improved competitive position in the organic flax oil category as a result of new packaging rolled out during the fourth quarter of 2004. Sales of encapsulated nutritional supplements, primarily flax and fish oil, increased 19% versus the prior year, partially on the strength of strong consumer demand for fish oil products as a result of endorsements by a number of influential health practitioners. Sales of dry nutritional supplements (whole and ground flaxseed) increased by 173% versus the prior year for the same reason. Packaged liquid supplements, which encompass the majority of the Spectrum Essentials(R) line, were flat versus the prior year.

The Spectrum Ingredients/Private Label sales were up 12% versus the prior year primarily as a result of a new relationship in 2005 with a major specialty retailer for the supply of private label organic flax oil. Also contributing were increased sales of industrial quantities of organic flax oil for the Canadian market. Sales of industrial culinary oils (the largest product line for Spectrum Ingredients) were down 2% versus the prior year due to supply shortages in canola, sunflower and soy oils. The Company expects these supply shortages to continue until oils from the 2005 crop are available for sale in October 2005.

Cost of Goods Sold:

The Company's cost of goods sold for the three months ended June 30, 2005 was $10,485,500 versus $9,851,900 for the prior year, an increase of 6%. The increase was primarily volume-related with respect to the Spectrum Naturals(R) and Ingredients segments and primarily rate driven in the Spectrum Essentials(R) segment, as detailed in the following table:

                                                 Three Months Ended June 30,
                                               2005           2004      % Change
                                            -----------    -----------  --------

Spectrum Naturals(R)                        $ 5,052,900    $ 4,312,800    +17%
Spectrum Essentials(R)                          947,700      1,187,800    -20%
Spectrum Ingredients/Private Label            4,453,600      4,086,400    +9%
                                            -----------    -----------    ----
Comparable Cost of Goods Sold                10,454,200      9,587,000    +9%
Discontinued Product Lines                       31,300        264,900    -88%
                                            -----------    -----------    ----
  Total Cost of Goods Sold                  $10,485,500    $ 9,851,900    +6%
                                            ===========    ===========    ====


Cost of goods sold as a percent of net sales decreased to 72.8% in 2005 versus 76.9% in 2004. The decrease was primarily attributable to reduced flaxseed costs in 2005 and improved production efficiencies at the Iowa production plant which opened in October 2004. Flaxseed imported from China during 2005 has been lower-cost and higher-yielding in oil, and production efficiencies in Iowa were the best they've been since the opening of the plant in October 2004.

Also contributing to the more favorable costs in 2005 was the stronger dollar which served to lower the cost of olive oils and vinegar imported from Europe and canola oil from Canada, a key raw material in many of the Spectrum Naturals(R) culinary products.

Gross Profit:

Gross profit for the three months ended June 30, 2005 was $3,924,000 versus $2,959,500 for the prior year, an increase of 33%. The increase was primarily attributable to the cost decreases described above, and the significant volume increases in all three of the Company's business segments, as detailed in the following table:

                                                Three Months Ended June 30,
                                               2005          2004     % Change
                                            ----------    ----------  --------
   Gross Profit:
     Spectrum Naturals(R)                   $1,797,800    $1,375,500    +31%
     Spectrum Essentials(R)                  1,457,100       942,700    +55%
     Spectrum Ingredients/Private Label        646,000       475,600    +36%
                                            ----------    ----------    ----
     Comparable Gross Profit                 3,900,900     2,793,800    +40%
     Discontinued Product Lines                 23,100       165,700    -86%
                                            ----------    ----------    ----
     Total Gross Profit                     $3,924,000    $2,959,500    +33%
                                            ==========    ==========    ====


Gross profit as a percent of net sales (gross margin) was 27.2% for 2005 versus 23.1% for 2004, primarily as a result of the decreased costs in the Company's branded consumer packaged product lines and increased profits from private label product offerings. Gross margins improved significantly in all three of the Company's business segments, as detailed in the following table:

                                                Three Months Ended June 30,
                                               2005      2004        Change
                                               ----      ----      ----------
   Gross Margin:
     Spectrum Naturals(R)                      26.2%     24.2%      +2.0 pts.
     Spectrum Essentials(R)                    60.6%     44.2%     +16.4 pts.
     Spectrum Ingredients/Private Label        12.7%     10.4%      +2.3 pts.
                                               ----      ----      ----------
     Comparable Gross Margin                   27.2%     22.6%      +4.6 pts.
     Discontinued Product Lines                42.5%     38.5%      +4.0 pts.
                                               ----      ----      ----------
     Total Gross Margin                        27.2%     23.1%      +4.1 pts.
                                               ====      ====      ==========


Sales and Marketing Expenses:

The Company's sales and marketing expenses for the three months ended June 30, 2005 were $1,990,800 or 13.8% of net sales, versus $1,722,900 or 13.4% of net sales for the prior year. The increase in spending of $267,900 is detailed in the following table which reconciles sales and marketing spending for the second quarter of 2005 versus 2004, and discloses the significant variances by spending category:

   Total sales and marketing expenses, second quarter 2004         $1,722,900
      Increased compensation and benefits                             224,700
      Increased advertising                                            35,900
      All other, net                                                    7,300
                                                                   ----------
   Total sales and marketing expenses, second quarter 2005         $1,990,800
                                                                   ==========


The increased compensation and benefits was primarily associated with three additional hires in the branded sales area and two in branded marketing since July 1, 2004 and higher incentive compensation accruals as of a result of the improved EBITDA performance in 2005. The increased advertising spending was primarily associated with the kick off of the Company's "Taste of Tuscany" sweepstakes on its olive oil business for 2005.

General and Administrative Expenses:

The Company's general and administrative expenses for the three months ended June 30, 2005 were $1,151,200 or 8.0% of net sales, versus $874,400 or 6.8% of net sales for the prior year. The increase in spending of $276,800 is detailed in the following table which reconciles general and administrative spending for the second quarter of 2005 versus 2004, and discloses significant variances by spending category:

   Total general and administrative expenses, second quarter 2004   $  874,400
     Increased compensation and benefits expense                       193,000
     Investment banking fees and related expenses                       62,600
     All other, net                                                     21,200
                                                                    ----------
   Total general and administrative expenses, second quarter 2005   $1,151,200
                                                                    ==========

The increased compensation and benefits expense was primarily associated with the hire of a Research and Development Director and Financial Planning and Analysis Manager since July 1, 2004. Also contributing were higher incentive compensation accruals as a result of the improved EBITDA performance in 2005. The investment banking and related expenses were associated with the Company's capital raise project embarked upon in January 2005.

Interest Expense:

The Company's interest expense for the three months ended June 30, 2005 was $140,200 versus $77,800 for the prior year. The increase of $62,400 is detailed in the following table which reconciles interest expense for 2005 versus 2004, and discloses the significant variances by type of debt:

   Total interest expense, second quarter 2004                     $  77,800
      Increased interest on revolving line of credit                  54,100
      Increased interest on bank term notes payable                   10,800
      All other, net                                                  (2,500)
                                                                   ---------
   Total interest expense, second quarter 2005                     $ 140,200
                                                                   =========

The increased interest on the revolving line of credit was primarily due to higher average borrowing levels in 2005 to support the increased inventories on hand at June 30, 2005 versus June 30, 2004. Average borrowings outstanding under the revolving line of credit for the second quarter were $7,503,200 versus $5,508,200 for the second quarter of 2004. Also contributing was higher interest rates in the United States as a result of increases in the federal funds rate over the last year by the Federal Reserve. The Company's weighted average effective interest rate on the revolving line of credit for the second quarter was 5.5% per annum versus 3.6% in 2004.

The increased interest on the bank term notes payable was also due to increases in the prime rate over the last year as well as additional advances to the Company during the second half of 2004 under the first capital expenditure note with Comerica Bank.

Provision for Income Taxes:

The Company recorded a provision for income taxes of $264,200 for the three months ended June 30, 2005 versus a provision for income taxes of $118,900 for the prior year. The provision for both years was estimated at 40% of the Company's income before income taxes.


--------------------------------------------------------------------------------
Results of Operations for the Six Month Periods Ending June 30, 2005 and June 30, 2004
--------------------------------------------------------------------------------

Summary Discussion:

Management believes that Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") is an important measure of the Company's operating performance. For the six months ended June 30, 2005 EBITDA was $1,301,600 compared to $569,700 for the prior year, an increase of $731,900 or 128%. The improved performance in 2005 is discussed in detail below, but was primarily attributable to increased gross profit, partially offset by increased operating expenses.

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

The Company's calculations to arrive at EBITDA are detailed in the following table:
                                                       Six Months Ended June 30,
                                                           2005          2004
                                                        ----------    ----------
Net income                                              $  426,100    $   69,400
Add back: Provision for income taxes                       284,100        46,300
          Interest expense                                 274,200       151,800
          Depreciation and amortization expense            317,200       302,200
                                                        ----------    ----------
EBITDA                                                  $1,301,600    $  569,700
                                                        ==========    ==========

The following is Management's discussion and analysis of the significant line items within the financial statements and the reasons behind the trends and variances versus the prior year.

Revenues:

Spectrum's net sales for the six months ended June 30, 2005 were $27,652,500 compared to $25,544,500 for 2004, an increase of $2,108,000 or 8%. The increase is detailed by segment in the following table:

                                                  Six Months Ended June 30,
                                                2005          2004     % Change
                                             -----------   ----------- --------
   Net Sales:
     Spectrum Naturals(R)                    $12,656,000   $11,250,400   +12%
     Spectrum Essentials(R)                    5,177,600     4,799,300    +8%
     Spectrum Ingredients/Private Label        9,522,000     8,803,500    +8%
                                             -----------   -----------   ----
     Comparable Net Sales                     27,355,600    24,853,200   +10%
     Discontinued Product Lines                  296,900       691,300   -57%
                                             -----------   -----------   ----
     Total Net Sales                         $27,652,500   $25,544,500    +8%
                                             ===========   ===========   ====

Within the Spectrum Naturals(R) culinary products, sales were significantly higher than prior year in olive oil (+24%), other packaged culinary oils (+20%) and packaged vinegar (+29%). Partially offsetting those product lines were lower sales in salad dressings (-37%) and packaged mayonnaise (-5%). The Company's culinary oils continued to benefit from increased consumer awareness of the importance of avoiding hydrogenated oils.

Spectrum Essentials(R) nutritional supplement sales increased 8% versus the prior year, primarily as a result of an improved competitive position in the organic flax oil category. Packaged liquid supplements, which encompass the majority of the Spectrum Essentials(R) line, increased by 5% versus the prior year. Sales of encapsulated nutritional supplements, primarily flax and fish oil, increased 6% versus the prior year; while sales of dry supplements (primarily whole and ground flaxseed) increased 85% versus the prior year, albeit from a small base.

The Spectrum Ingredients/Private Label sales increased 8% versus the prior year as a result of new customers and new distribution in 2005. Sales of private label nutritional supplements increased by 105%, primarily as a result of a new relationship in 2005 with a major specialty retailer for private label organic flax oil. Sales of industrial quantities of flax oil increased by 38% as a result of additional distribution in Canada and Switzerland. Partially offsetting those product lines was lower sales of industrial quantities of culinary oils, the largest product line for Spectrum Ingredients, which was down 2% versus the prior year as a result of supply constraints in canola, sunflower and soy oils. Spectrum Ingredients was completely out-of-stock on non-GMO, expeller pressed canola oil and high oleic canola oil, while sunflower and soy oils were being shipped under allocation. The Company does not expect these supply constraints to improve until oils from the 2005 crop are available for sale in the fourth quarter of 2005.

Cost of Goods Sold:

The Company's cost of goods sold for the six months ended June 30, 2005 was $20,536,000 versus $19,682,300 for the prior year, an increase of 4%. The increase was primarily volume-related with respect to the Spectrum Naturals(R) and Spectrum Ingredients segments and primarily rate driven in the Spectrum Essentials(R) segment, as detailed in the following table:

                                                 Six Months Ended June 30,
                                                2005          2004      % Change
                                            -----------   -----------   --------
Spectrum Naturals(R) Culinary Products      $ 9,557,600   $ 8,546,800     +12%
Spectrum Essentials(R) Nutritional
  Supplements                                 2,461,700     2,790,600     -12%
Spectrum Ingredients/Private Label            8,321,200     7,896,000      +5%
                                            -----------   -----------   --------
Comparable Cost of Goods Sold                20,340,500    19,233,400      +6%
Discontinued Product Lines                      195,500       448,900     -56%
                                            -----------   -----------   --------
  Total Cost of Goods Sold                  $20,536,000   $19,682,300      +4%
                                            ===========   ===========   ========

Cost of goods sold as a percent of net sales decreased to 74.3% in 2005 versus 77.1% in 2004. The decrease was primarily due to decreased raw material costs in most of the Company's consumer packaged product lines. Cost of flaxseed was sharply lower in 2005 as prices for the 2004 crop represented a return to historic norms after the drought-plagued 2003 crop. During the first half of 2004, the last of the high cost flaxseed imported from China as a result of the 2003 drought in Canada and the northern plains states was crushed and sold. Production efficiencies realized at the Company's Iowa production facility also contributed to lower costs for the Spectrum Essentials(R) segment.

Gross Profit:

Gross profit for the six months ended June 30, 2005 was $7,116,500 versus $5,862,200 for the prior year, an increase of 21%. The increase was primarily attributable to the raw material cost decreases described above, and significant volume increases in all three of the Company's business segments, as detailed in the following table:
                                                   Six Months Ended June 30,
                                                  2005         2004    % Change
                                               ----------   ---------- --------
   Gross Profit:
     Spectrum Naturals(R)                      $3,098,400   $2,703,600   +15%
     Spectrum Essentials(R)                     2,715,900    2,008,700   +35%
     Spectrum Ingredients/Private Label         1,200,800      907,500   +32%
                                               ----------   ----------   ----
     Comparable Gross Profit                    7,015,100    5,619,800   +25%
     Discontinued Product Lines                   101,400      242,400   -58%
                                               ----------   ----------   ----
     Total Gross Profit                        $7,116,500   $5,862,200   +21%
                                               ==========   ==========   ====

Gross profit as a percent of net sales (gross margin) was 25.7% for 2005 versus 22.9% for 2004, primarily as a result of the decreased flaxseed costs and production efficiencies in the Spectrum Essentials(R) segment and price increases taken by the Company in the Spectrum Naturals(R) culinary segment in February and April. Gross margins improved in all three of the Company's business segments, as detailed in the following table:

                                                  Six Months Ended June 30,
                                                 2005     2004       Change
                                                 ----     ----     ----------
   Gross Margin:
     Spectrum Naturals(R)                        24.5%    24.0%     +0.5 pts.
     Spectrum Essentials(R)                      52.5%    41.9%    +10.6 pts.
     Spectrum Ingredients/Private Label          12.6%    10.3%     +2.3 pts.
                                                 ----     ----     ----------
     Comparable Gross Margin                     25.6%    22.6%     +3.0 pts.
     Discontinued Product Lines                  34.2%    35.1%     -0.9 pts.
                                                 ----     ----     ----------
     Total Gross Margin                          25.7%    22.9%     +2.8 pts.
                                                 ====     ====     ==========

Sales and Marketing Expenses:

The Company's sales and marketing expenses for the six months ended June 30, 2005 were $4,027,400 or 14.6% of net sales, versus $3,704,800 or 14.5% of net sales for the prior year. The increase in spending of $322,600 is detailed in the following table which reconciles sales and marketing spending for 2005 versus 2004, and discloses the significant variances by spending category:

   Total sales and marketing expenses, first half 2004           $ 3,704,800
      Increased compensation and benefits                            294,700
      Increased sponsorships                                          76,200
      All other, net                                                 (48,300)
                                                                 -----------
   Total sales and marketing expenses, first half 2005           $ 4,027,400
                                                                 ===========

The increased compensation and benefits was primarily associated with increased staffing of five positions in the branded Sales and Marketing Departments and higher incentive compensation accruals as a result of the improved EBITDA performance in 2005. The increased sponsorships was primarily attributable to the Company's sponsorship of Dr. Andrew Weil's annual nutrition conference at the University of Arizona.

General and Administrative Expenses:

The Company's general and administrative expenses for the six months ended June 30, 2005 were $2,123,400 or 7.7% of net sales, versus $1,903,800 or 7.5% of net sales for the prior year. The increase in spending of $219,600 is detailed in the following table which reconciles general and administrative spending for 2005 versus 2004, and discloses significant variances by spending category:

   Total general and administrative expenses, first half 2004    $ 1,903,800
     Increased compensation and benefits expense                     197,500
     Investment banking fees and related expenses                     97,600
     Iowa relocation expenses incurred in 2004                       (81,200)
     All other, net                                                    5,700
                                                                 -----------
   Total general and administrative expenses, first half 2005    $ 2,123,400
                                                                 ===========

The increased compensation and benefits expense was primarily associated with the hire of a Research and Development Director and Financial Planning and Analysis Manager since July 1, 2004. Also contributing were higher incentive compensation accruals as a result of the improved EBITDA performance in 2005. The investment banking and related expenses were associated with the Company's capital raise project embarked upon in January 2005. The Iowa relocation expenses were primarily associated with consulting and project management expenses for the Company's manufacturing facility relocation in 2004.

Interest Expense:

The Company's interest expense for the six months ended June 30, 2005 was $274,200 versus $151,800 for the prior year. The increase of $122,400 is detailed in the following table which reconciles interest expense for 2005 versus 2004, and discloses the significant variances by type of debt:

   Total interest expense, first half 2004                         $ 151,800
      Increased interest on revolving line of credit                 106,600
      Increased interest on bank term notes payable                   22,300
      All other, net                                                  (6,500)
                                                                   ---------
   Total interest expense, first half 2005                         $ 274,200
                                                                   =========

The increased interest on the revolving line of credit was primarily due to higher average borrowing levels in 2005 to support the increased inventories on hand at June 30, 2005 versus June 30, 2004. Average borrowings outstanding under the revolving line of credit for the six months ended June 30, 2005 were $7,382,400 versus $5,126,900 for the same period in 2004. Also contributing was higher interest rates in the United States as a result of increases in the federal funds rate over the last year by the Federal Reserve. The Company's weighted average effective interest rate on the revolving line of credit for the six months ended June 30, 2005 was 5.3% per annum versus 3.6% in 2004.

The increased interest on the bank term notes payable was also due to increases in the prime rate over the last year as well as additional advances to the Company under the first capital expenditure note with Comerica Bank.

Provision for Income Taxes:

The Company recorded a provision for income taxes of $284,100 for the six months ended June 30, 2005 versus a provision for income taxes of $46,300 for the prior year. The provision for both years was estimated at 40% of the Company's income before income taxes.

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

Liquidity and Capital Resources:

On June 24, 2005 the Company entered into the Second Amendment to its Credit Facility with Comerica Bank ("Comerica") that extends the maturity date of the Credit Facility to June 30, 2007. The Amendment also increases the revolving line of credit up to a maximum of $10,000,000, subject to eligible collateral levels, and provides for an additional variable rate term loan for up to $1,000,000 of eligible expenditures on capital equipment until June 30, 2006. The Credit Facility is secured by substantially all assets of the Company and enables the Company to borrow below prime, using a LIBOR rate option.

The Company could not operate its business without the Credit Facility with Comerica or one similar to it. The Credit Facility calls for continued satisfaction of various financial covenants for 2005 and beyond related to profitability levels, debt service coverage, and the ratio of total liabilities to tangible net worth. As of June 30, 2005 the Company was in compliance with all requirements under the Credit Facility.

At June 30, 2005 the Company had working capital of $1,198,000 which reflected a decrease of $428,100 versus June 30, 2004. The decrease was primarily attributable to increased borrowings outstanding under the line of credit to finance the higher levels of inventories and accounts receivable in 2005.

During 2005 the Company generated $489,100 in cash from operating activities, compared to using $143,800 in cash in 2004. The increase in cash generated in 2005 was primarily due to the higher profitability in 2005.

Cash used in investing activities was $190,500 in 2005 compared to $782,200 in 2004. In both years the cash was primarily invested in the new production facility in Iowa. In 2004 the Iowa investment was much greater during the construction phase of the facility.

Cash used in financing activities was $293,100 in 2005 compared to cash provided of $923,200 in 2004. The cash used in 2005 was primarily the result of decreased checks written against future deposits (bank overdraft) and payments against notes payable, partially offset by net proceeds from the line of credit of $835,000. The cash provided in 2004 was primarily net proceeds under the revolving line of credit of $1,200,000, partially offset by payments against notes payable of $265,800.

Management believes that future cash flows from operations and available borrowing capacity under the revolving line of credit should provide adequate funds to meet the Company's estimated cash requirements for the foreseeable future. Excess borrowing capacity under the revolving line of credit was $1,813,900 at June 30, 2005, including the additional collateral made eligible to the Company with the Second Amendment to the Credit Facility effective June 24, 2005. Excess borrowing capacity at June 30, 2004 was $2,149,900 including the additional collateral made available to the Company with the First Amendment to the Credit Facility effective June 4, 2004.

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

Related Party Transactions and Other Relationships:

There were no significant transactions with related parties during the six months ended June 30, 2005. However, there were cross-memberships between members of the Company's Board of Directors and the boards of certain key wholesalers and retailers within the industry, as follows:

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

In January 2005 the Company began utilizing foreign currency forward contracts to minimize the volatility of foreign currency cash flows resulting from changes in exchange rates. Foreign currency forward contracts are entered into for firmly committed or anticipated raw material purchases. The intent of these contracts is to reduce the Company's exposure to foreign currency exchange rate movements, with any gains or losses on the contracts designed to offset any gains or losses on the transactions being hedged. As of June 30, 2005 the Company's primary foreign currency exchange rate exposures were the euro and Canadian dollar. Forward contracts to hedge anticipated euro purchases during 2005 were entered into beginning in January 2005.

The table below provides information about the Company's foreign currency forward contracts outstanding as of June 30, 2005. All foreign currency contracts were for euros and are expected to mature during 2005.

                                             Contracted Amounts    Fair Value
                                             ------------------    ----------
Foreign Currency Forward Contracts:
(Pay euros / receive U.S. $)
      Euros                                    (euro)478,000
      Average Contractual Exchange Rate            $1.30
      U.S. Dollars                                $622,300          $576,600

Included in cost of sales for the three months ended June 30, 2005 was a non-cash expense of $45,700 to value the outstanding foreign currency forward contracts at the euro/U.S. dollar spot rate of 1.2063 at June 30, 2005.

Interest Rates:

Throughout the course of its fiscal year, the Company utilizes a variable interest rate line of credit at various borrowing levels. For the six months ended June 30, 2005 the average outstanding balance under the line of credit was $7,382,400 with a weighted average effective interest rate of 5.3% per annum. For the six months ended June 30, 2004 the average outstanding balance under the line of credit was $5,126,900 with a weighted average effective interest rate of 3.6% per annum. The increased average borrowing levels in 2005 reflect the funds necessary to finance the increased inventory levels and increased level of operations in general. The line of credit agreement calls for the interest rate to float at the prime rate, or for portions of the outstanding borrowings to be locked in at LIBOR rates plus 2.25%, for up to one year, at the Company's discretion. As of June 30, 2005 the Company had $6,000,000 of its outstanding borrowings locked in at a weighted average LIBOR rate of 5.25%.

Certain other debt items are also sensitive to changes in interest rates. The following table summarizes future cash flows and related weighted average interest rates by expected maturity date for long-term debt outstanding as of June 30, 2005, excluding capital lease obligations (dollars in thousands):

                                 Expected Future Principal Payments
                                     (Periods Ended December 31)
                      2005      2006       2007       2008       2009       2010       Total      Fair Value
                      ----      ----       ----       ----       ----       ----       -----      ----------
Long Term Debt:
Fixed Rate          $110.6       --         --         --         --         --      $  110.6      $  110.6
  Avg. Int. Rate       9.2%      --         --         --         --         --           9.2%
Variable Rate       $250.0     $500.0     $500.0     $375.0       --         --      $1,625.0      $1,625.0
  Avg. Int. Rate      Var.      Var.       Var.       Var.        --         --         Var.
Imputed Rate           --        --         --         --         --      $513.3     $  513.3      $  338.7
  Avg. Int. Rate       --        --         --         --         --         7.6%         7.6%


The fair value of all long-term debt is equal to the sum of the expected future principal payments with the exception of the non-interest bearing note payable due in one lump sum of $513,300 on December 31, 2010. Interest has been imputed on that note at an effective rate of 7.6% per annum, leaving a fair value at June 30, 2005 of $338,700.

Purchase Commitments:

In the ordinary course of its business the Company enters into commitments to purchase raw materials over a period of time, generally six months to one year, at contracted prices. At June 30, 2005 these future commitments approximated fair value because they were not at prices in excess of current market, nor in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

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

There were no material changes in the Company's internal control system during the six months ended June 30, 2005. Management is not aware of any significant deficiencies in the design or operation of internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

In the ordinary course of business the Company is involved in litigation, most of which is not expected to have a material adverse effect on Spectrum's business, results of operations or financial position. The following summarizes the status of the two significant legal proceedings that were not completely resolved at the date of this report:

Industrial Accident

On February 4, 2004 the Company pleaded no contest to two misdemeanor counts of violations under California Labor Code Section 6425 ("CLCS 6425"), violation of a regulation issued by the California Occupational Health and Safety Administration ("CAL-OSHA"), requiring employers to provide, maintain and ensure employees use required confined space equipment. The plea arose in connection with a tragic production accident on April 25, 2002 that resulted in the death of two of the Company's employees. Under the Terms of Settlement and Probation entered into with the plea, the Company agreed to pay a fine under CLCS 6425 of $150,000 in three annual installments of $50,000 each on June 1, 2004, 2005 and 2006. In addition the Company paid $150,000 in restitution to the California District Attorneys Association Workers Safety Training Account to assist in the prosecution of worker safety cases in the State of California. The Company also reimbursed costs of $25,000 each to the Petaluma Police Department, the Petaluma Fire Department and the Sonoma County District Attorney's Office. Finally, an additional fine of $250,000 under CLCS 6425 was suspended conditioned upon the Company's compliance with the terms of court supervised probation for three years. Accordingly, the Company created an industrial accident reserve by accruing an expense of $375,000 during the year ended December 31, 2003 to cover the net present value of the above payments, plus attorney's fees. Total payments made during the year ended December 31, 2004 in connection with the plea were $275,000.

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

The remaining workers' compensation appeal is for an additional death benefit equal to $87,500, which is 50% of the total death benefits paid by the Company's workers' compensation insurance carrier at the time of the accident. That amount would be payable by the Company to the dependents of the deceased worker if the dependents successfully establish that the Company was guilty of serious and willful misconduct by allowing unsafe working conditions to exist. If actually litigated, the workers' compensation appeal is an all-or-nothing proposition under which the Company will either be liable for $87,500 or nothing. Based on the advice of counsel, the Company expects the remaining workers' compensation appeal to be settled rather than litigated. At the date of this report the Company was in negotiations to settle this matter. Management believes the remaining reserve of $140,400 as of June 30, 2005 will be approximately adequate to cover the present value of the remaining installment under the CLCS 6425 fine of $50,000 due on June 1, 2006, the settlement of the CAL-OSHA appeal for $70,500, and the remaining workers' compensation appeal.

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

ELF's attorneys filed a Complaint for Civil Penalties, Statutory, Equitable and Injunctive Relief (the "Complaint") against several major retailers and unspecified defendants one through 100 in the Superior Court of the State of California on May 20, 2003 alleging violation of Proposition 65 for the sale of various products that contain lead in excess of the allowable limits without the required warning label. ELF's attorneys later notified Spectrum and dozens of other retailers, importers and manufacturers of vinegar that they would be included as one of the 100 unspecified defendants included in the Complaint.

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

The Company is a member of a Joint Defense Group established by attorneys representing several of the defendants in the Complaint. A mediation session was conducted on June 14, 2005 and a settlement was reached by all parties present at the mediation session on June 17, 2005. The total cost of the settlement to be borne by all members of the Joint Defense Group is $185,000. Spectrum's estimated share of that is expected to be approximately $15,500, which was included in general and administrative expense for the second quarter. Manufacturers and importers of the Joint Defense Group also agreed to provide certain warning notices under Proposition 65 to California retailers of vinegar. Total attorney's fees incurred by the Company as a member of the Joint Defense Group during the six months ended June 30, 2005 were $7,200.


Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------

During the six months ended June 30, 2005 the Company issued 38,750 shares of its common stock for the exercise of incentive stock options. Total proceeds received by the Company were $12,900 which were applied against the outstanding borrowings under the Company's line of credit.

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

None.


Item 5. Other Information
-------------------------

None.


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits:

     10.56 Second Modification to Loan and Security Agreement dated June 24, 2005 by and between Spectrum Organic Products, Inc. and Comerica Bank.

     10.57 Variable Rate - Single Payment Note and Addendum dated June 24, 2005 by and between Spectrum Organic Products, Inc. and Comerica Bank.

     31.14 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.15 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.12 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.13 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K during the quarter ended June 30, 2005:

     The Company filed a Current Report on Form 8-K on May 9, 2005 disclosing the Company's unaudited financial position and results of operations as of and for the three months ended March 31, 2005.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 1, 2005                    SPECTRUM ORGANIC PRODUCTS, INC.

                                        By:  /s/ Robert B. Fowles
                                        ----------------------------------------
                                        Robert B. Fowles
                                        Duly Authorized Officer &
                                        Chief Financial Officer