Form 10-Q
period 2005-09-30
SPECTRUM ORGANIC PRODUCTS INC
filed 2005-11-09
CIK 1034992

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________


                          Commission File No. 333-22997

                         SPECTRUM ORGANIC PRODUCTS, INC.
                    -----------------------------------------
             (Exact name of Registrant as specified in its charter)

       California                                            94-3076294
------------------------------                      ----------------------------
(State of incorporation)                                  (I.R.S. Employer
                                                       Identification Number)

5341 Old Redwood Highway, Suite 400
Petaluma, California 94954                                 (707)778-8900
------------------------------------                ----------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 46,444,693 shares issued and outstanding as of November 7, 2005.

Transitional Small Business Disclosure Format: Yes | | No |X|


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                                   SPECTRUM ORGANIC PRODUCTS, INC.
                                           BALANCE SHEETS

                                               ASSETS
                                                                            (Unaudited)
                                                                            September 30,   December 31,
                                                                                2005            2004
                                                                            ------------    ------------
Current Assets:
   Cash                                                                     $     19,600    $     11,000
   Accounts receivable, net                                                    5,111,400       3,799,800
   Inventories, net                                                           11,594,700       9,564,800
   Deferred income taxes - current                                               581,200         630,000
   Prepaid expenses and other current assets                                     196,800         141,400
                                                                            ------------    ------------
Total Current Assets                                                          17,503,700      14,147,000

Property and Equipment, net                                                    3,775,800       3,990,200

Other Assets:
   Deferred income taxes - long-term                                           1,241,100       1,529,500
   Intangible assets, net                                                        583,300         584,800
   Other assets                                                                  252,700         251,200
                                                                            ------------    ------------
Total Assets                                                                $ 23,356,600    $ 20,502,700
                                                                            ============    ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Bank overdraft                                                           $    436,800    $    843,300
   Line of credit                                                              8,803,300       6,984,400
   Accounts payable, trade                                                     4,803,000       3,305,200
   Accrued expenses                                                            1,521,800       1,582,700
   Current maturities of term notes payable and capital lease obligations        500,000         514,600
   Current maturities of notes payable, related parties                           51,100         228,200
                                                                            ------------    ------------
Total Current Liabilities                                                     16,116,000      13,458,400

Notes payable and capitalized lease obligations, less
  current maturities                                                           1,000,000       1,375,000
Notes payable, related parties, less current maturities                          345,300         326,200
Deferred rent                                                                     26,800          37,000
                                                                            ------------    ------------
Total Liabilities                                                             17,488,100      15,196,600
                                                                            ------------    ------------
Commitments and Contingencies (Note 8)

Stockholders' Equity:
   Preferred stock, 5,000,000 shares authorized, no shares
       issued or outstanding                                                        --              --
   Common stock, no par value, 60,000,000 shares authorized,
       46,444,693 and 46,405,943 issued and outstanding at
       September 30, 2005 and December 31, 2004, respectively                  9,644,300       9,631,400
   Accumulated deficit                                                        (3,775,800)     (4,325,300)
                                                                            ------------    ------------
Total Stockholders' Equity                                                     5,868,500       5,306,100
                                                                            ------------    ------------
Total Liabilities and Stockholders' Equity                                  $ 23,356,600    $ 20,502,700
                                                                            ============    ============

                           See accompanying notes to financial statements.


                                             SPECTRUM ORGANIC PRODUCTS, INC.
                                                STATEMENTS OF OPERATIONS



                                                         (Unaudited)                              (Unaudited)
                                                      Three Months Ended                       Nine Months Ended
                                               September 30,      September 30,        September 30,       September 30,
                                                   2005                2004                2005                2004
                                               ------------        ------------        ------------        ------------

Net Sales                                      $ 14,801,500        $ 12,189,400        $ 42,453,900        $ 37,733,900

Cost of Goods Sold                               11,351,100           9,411,700          31,887,200          29,093,900
                                               ------------        ------------        ------------        ------------
Gross Profit                                      3,450,400           2,777,700          10,566,700           8,640,000
                                               ------------        ------------        ------------        ------------
Operating Expenses:

   Sales and Marketing                            1,794,900           1,697,000           5,822,100           5,401,900

   General and Administrative                     1,288,100             932,500           3,411,600           2,836,300
                                               ------------        ------------        ------------        ------------
Total Operating Expenses                          3,083,000           2,629,500           9,233,700           8,238,200
                                               ------------        ------------        ------------        ------------

Income from Operations                              367,400             148,200           1,333,000             401,800

Other Income (Expense):

   Interest Expense                                (161,700)            (98,300)           (435,900)           (250,100)
   Other                                               --                 3,900              18,700              17,700
                                               ------------        ------------        ------------        ------------

Income Before Income Taxes                          205,700              53,800             915,800             169,400

Provision for Income Taxes                           82,300              21,500             366,300              67,700
                                               ------------        ------------        ------------        ------------
Net Income                                     $    123,400        $     32,300        $    549,500        $    101,700
                                               ============        ============        ============        ============

Basic and Fully Diluted Income Per Share       $       0.00        $       0.00        $       0.01        $       0.00
                                               ============        ============        ============        ============

Weighted Average Shares Outstanding              46,444,693          46,386,943          46,437,738          46,328,147
                                               ============        ============        ============        ============

Fully Diluted Average Shares Outstanding         48,418,498          48,278,211          48,313,732          48,629,181
                                               ============        ============        ============        ============


                                    See accompanying notes to financial statements.


                         SPECTRUM ORGANIC PRODUCTS, INC.
                            STATEMENTS OF CASH FLOWS


                                                            (Unaudited)
                                                         Nine months Ended
                                                    September 30,   September 30,
                                                        2005            2004
Cash Flows from Operating Activities:               ------------    ------------
Net Income                                          $    549,500    $    101,700
  Adjustments to Reconcile Net Income to Net
   Cash Used in Operating Activities:
  Depreciation and amortization expense                  478,500         460,900
  Provision for inventory obsolescence                   247,900         168,100
  Provision for allowances against receivables            48,500          38,700
  Imputed interest on note payable, related party         19,000          15,200
  Revaluation of derivative financial instruments         19,600            --

Changes in Assets and Liabilities:
  Accounts receivable                                 (1,360,100)       (311,800)
  Inventories                                         (2,277,800)     (2,003,900)
  Other assets                                           280,300        (161,500)
  Accounts payable                                     1,497,800       1,456,900
  Accrued expenses and other liabilities                 (90,700)       (533,400)
                                                    ------------    ------------
Net Cash Used in Operating Activities                   (587,500)       (769,100)
                                                    ------------    ------------

Cash Flows from Investing Activities:
  Purchase of property and equipment                    (262,600)       (962,100)
                                                    ------------    ------------
Net Cash Used in Investing Activities                   (262,600)       (962,100)
                                                    ------------    ------------

Cash Flows from Financing Activities:
  Decrease in bank overdraft                            (406,500)       (392,400)
  Proceeds from line of credit                        19,886,000      16,413,300
  Repayment of line of credit                        (18,066,900)    (14,454,200)
  Proceeds from note payable                                --           554,100
  Repayment of bank term notes payable                  (375,000)       (187,500)
  Repayment of capitalized lease obligations             (14,600)        (35,500)
  Repayment of notes payable, related parties           (177,200)       (212,300)
  Proceeds from exercise of stock options                 12,900          45,900
                                                    ------------    ------------
Net Cash Provided by Financing Activities                858,700       1,731,400
                                                    ------------    ------------
Net Increase in Cash                                       8,600             200

Cash, beginning of the year                               11,000           7,300
                                                    ------------    ------------
Cash, end of the period                             $     19,600    $      7,500
                                                    ============    ============
Supplemental Disclosure of Cash Flow Information:
  Cash paid for income taxes                        $     29,000    $     16,000
  Cash paid for interest                            $    418,900    $    243,300


                 See accompanying notes to financial statements.

                                        4

                         SPECTRUM ORGANIC PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation:

     These are unaudited interim financial statements and include all adjustments that, in the opinion of Management, are necessary in order to make the financial statements not misleading. The financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include certain disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the statements should be read in conjunction with Spectrum Organic Products, Inc.'s financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Operating results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2005 or future periods.

     Certain reclassifications have been made to the prior year financial statements to be consistent with the presentation at September 30, 2005. These reclassifications had no impact on net income or retained earnings.

2.   Nature of Operations and Business Segments:

     Spectrum Organic Products, Inc. ("Spectrum", the "Registrant" or the "Company"), a California corporation, competes primarily in three business segments: natural and organic foods under the Spectrum Naturals(R) brand, essential fatty acid nutritional supplements under the Spectrum Essentials(R) brand, and industrial ingredients for use by other manufacturers sold under the Spectrum Ingredients name. The vast majority of the Company's products are oil-based and the Company has positioned itself as "The Good Fats Company."

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

     Operating data is captured by segment to the gross profit level. However, operating statement data below gross profit and balance sheet data have not been disaggregated and captured by business segment since the information is presently unavailable to the Company's chief operating decision maker. Accordingly, the following segment information is currently captured by the
     Company:

                                              Three Months Ended September 30,
                                               2005           2004      % Change
                                            -----------   ------------   -------
Net Sales:
  Spectrum Naturals(R)                      $ 7,584,200   $  5,649,400     +34%
  Spectrum Essentials(R)                      2,099,800      2,281,100      -8%
  Spectrum Ingredients/Private Label          5,117,500      3,830,700     +34%
                                            -----------   ------------   -------
  Comparable Net Sales                       14,801,500     11,761,200     +26%
  Discontinued Product Lines                       --          428,200     N/A
                                            -----------   ------------   -------
  Total Net Sales                           $14,801,500   $ 12,189,400     +21%
                                            ===========   ============   =======
Gross Profit:
  Spectrum Naturals(R)                      $ 1,885,900   $  1,125,000     +68%
  Spectrum Essentials(R)                        965,000      1,082,900     -11%
  Spectrum Ingredients/Private Label            599,500        429,800     +39%
                                            -----------   ------------   -------
  Comparable Gross Profit                     3,450,400      2,637,700     +31%
  Discontinued Product Lines                       --          140,000     N/A
                                            -----------   ------------   -------
  Total Gross Profit                        $ 3,450,400   $  2,777,700     +24%
                                            ===========   ============   =======


                                               Nine months Ended September 30,
                                                2005           2004     % Change
                                             -----------   -----------   -------
Net Sales:
  Spectrum Naturals(R)                       $20,240,200   $16,899,700     +20%
  Spectrum Essentials(R)                       7,277,400     7,080,400      +3%
  Spectrum Ingredients/Private Label          14,638,900    12,634,100     +16%
                                             -----------   -----------   -------
  Comparable Net Sales                        42,156,500    36,614,200     +15%
  Discontinued Product Lines                     297,400     1,119,700     -73%
                                             -----------   -----------   -------
  Total Net Sales                            $42,453,900   $37,733,900     +13%
                                             ===========   ===========   =======
Gross Profit:
  Spectrum Naturals(R)                       $ 4,984,200   $ 3,828,700     +30%
  Spectrum Essentials(R)                       3,680,800     3,091,500     +19%
  Spectrum Ingredients/Private Label           1,800,700     1,337,300     +35%
                                             -----------   -----------   -------
  Comparable Gross Profit                     10,465,700     8,257,500     +27%
  Discontinued Product Lines                     101,000       382,500     -74%
                                             -----------   -----------   -------
  Total Gross Profit                         $10,566,700   $ 8,640,000     +22%
                                             ===========   ===========   =======


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

3.   Entry into a Definitive Merger Agreement:

     On August 23, 2005 Spectrum issued a press release announcing that it had entered into a definitive agreement and plan of merger (the "Merger Agreement") with The Hain Celestial Group, Inc. ("Hain"). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Spectrum will merge with and into a wholly-owned direct subsidiary of Hain, with the direct subsidiary continuing as the surviving entity (the "Merger").

     At the effective time and as a result of the Merger, Hain will acquire all of the outstanding stock of Spectrum for total equity consideration to Spectrum shareholders of approximately $0.705 per share, adjusted to reflect Spectrum's estimate of its expenses and the price adjustment provision of the Merger Agreement. The total equity consideration is expected to be approximately $34,500,000 in a combination of 50% cash and 50% Hain common stock. The value of the stock portion of the consideration is subject to adjustment based on the closing price of Hain common stock immediately prior to the closing of the Merger. The transaction, which was approved by the board of directors of both companies, is expected to close during the fourth quarter of 2005 and is subject to approval by Spectrum's shareholders. The Merger is intended to qualify for federal income tax purposes as a reorganization under the provisions of Section 368 of the Internal Revenue Code of 1986, as amended.

     Spectrum and Hain have each made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants by Spectrum not to solicit alternative transactions or, subject to certain exceptions, enter into discussions concerning, or provide confidential information in connection with, an alternative transaction.

     Consummation of the Merger is subject to customary conditions, including, among others, the approval of the Spectrum shareholders at a Special Meeting of Shareholders expected to be held in December 2005, the absence of any order or injunction prohibiting the consummation of the Merger, the shares of Hain common stock having been approved for listing on the National Market System of the NASDAQ Stock Market, Inc. and each of Spectrum and Hain having performed their respective obligations pursuant to the Merger Agreement.

     Investment banking, legal, accounting and tax consulting services incurred by the Company in connection with the merger were $421,300 for the nine months ended September 30, 2005 and were included with general and administrative expenses. The Merger Agreement includes a provision which limits Spectrum's expenses for third party services and certain fees incurred after March 31, 2005 to $725,000. Merger-related expenses in excess of that will result in a dollar-for-dollar reduction in the equity consideration to be paid to all shareholders.

4.   Amendment to Loan and Security Agreement:

     On June 24, 2005 the Company entered into the Second Amendment (the "Amendment") to its Loan and Security Agreement (the "Credit Facility") with its primary lender, Comerica Bank. The Amendment provides the Company with additional borrowing capacity and flexibility via four significant changes to the Credit Facility:

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

     The Amendment continues to require that the Company meet various financial covenants for 2005 and beyond related to profitability levels, debt service coverage, and the ratio of total liabilities to tangible net worth. As of September 30, 2005 the Company was in compliance with all requirements under the Credit Facility, and had $996,700 of available borrowing capacity under the revolving line of credit.

5.   Derivative Financial Instruments:

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

     As of September 30, 2005 the Company had outstanding foreign currency forward contracts to purchase 665,000 euros at an average contractual exchange rate of $1.23 per euro. Included in cost of sales for the Spectrum Naturals(R) segment for the three months ended September 30, 2005 was an expense of $19,600 which was the difference between the estimated fair market value of the forward contracts at September 30, 2005 and the contractual amounts.

6.   Inventories:

     Inventories consisted of the following:

                                              September 30,   December 31,
                                                  2005            2004
                                              ------------    ------------
     Finished goods                           $ 10,081,800    $  7,590,100
     Raw materials                               1,267,200       2,170,200
     Deposits on inventory                         620,700         154,500
                                              ------------    ------------
     Total Inventories                          11,969,700       9,914,800
     Less: Reserve for obsolete inventory         (375,000)       (350,000)
                                              ------------    ------------
     Net Inventories                          $ 11,594,700    $  9,564,800
                                              ============    ============


     Deposits on inventory primarily represent flaxseed paid for prior to its receipt at the Company's production facility.

7.   Stock-based Compensation:

     Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share Based Payment" ("SFAS 123R") issued in December 2004 will require the Company to record an expense associated with stock option grants, based on the fair value method, in the Company's statements of operations effective for the first fiscal quarter of 2006. Meanwhile, as currently permitted under SFAS 123, the Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, compensation expense for employee stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Options granted to non-employees are recorded over the service period at the estimated fair value of the option granted.

     All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with the accounting for such options utilizing the intrinsic value method prescribed in APB 25, there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with SFAS 123, the Company's net income or loss and net income or loss per share for the three and nine month periods ended September 30, 2005 and 2004 would have been adjusted to the pro-forma amounts presented below:


                                                     Three Months Ended        Nine Months Ended
                                                    ---------------------    ---------------------
                                                    Sept. 30,   Sept. 30,    Sept. 30,   Sept. 30,
                                                       2005        2004         2005        2004
                                                    ---------   ---------    ---------   ---------
Net income as reported                              $ 123,400   $  32,300    $ 549,500   $ 101,700

Less: Total compensation expense under fair value
method for all stock-based awards, net of related
tax effects                                           106,600     105,100      308,900     270,600
                                                    ---------   ---------    ---------   ---------
Pro-Forma net income (loss)                         $  16,800   $ (72,800)   $ 240,600   $(168,900)
                                                    =========   =========    =========   =========
Basic and diluted income (loss) per share:
  As reported                                       $    0.00   $    0.00    $    0.01   $    0.00
  Pro-forma                                         $    0.00   $   (0.00)   $    0.01   $   (0.00)

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

     The Company is a member of a Joint Defense Group established by attorneys representing several of the defendants in the Complaint. A mediation session was conducted on June 14, 2005 and a settlement was reached by all parties present at the mediation session on June 17, 2005. The total cost of the settlement to be borne by all members of the Joint Defense Group is $185,000. Spectrum's estimated share of that is expected to be approximately $15,500, which was included in general and administrative expense for the second quarter of fiscal 2005. Manufacturers and importers in the Joint Defense Group also agreed to provide certain warning notices under Proposition 65 to California retailers of vinegar products. Total attorney's fees incurred by the Company as a member of the Joint Defense Group during the nine months ended September 30, 2005 were $9,500. At the date of this report the Company was awaiting the execution of the settlement agreement.

     Pending Litigation - Industrial Accident

     On February 4, 2004 the Company pleaded no contest to two misdemeanor counts of violations under California Labor Code Section 6425 ("CLCS 6425"), violation of a regulation issued by the California Occupational Health and Safety Administration ("CAL-OSHA"), requiring employers to provide, maintain and ensure employees use required confined space equipment. The plea arose in connection with a tragic production accident on April 25, 2002 that resulted in the death of two of the Company's employees. Under the Terms of Settlement and Probation entered into with the plea, the Company agreed to pay a fine under CLCS 6425 of $150,000 in three annual installments of $50,000 each on June 1, 2004, 2005 and 2006. In addition the Company paid $150,000 in restitution to the California District Attorneys Association Workers Safety Training Account to assist in the prosecution of worker safety cases in the State of California. The Company also reimbursed costs of $25,000 each to the Petaluma Police Department, the Petaluma Fire Department and the Sonoma County District Attorney's Office. Accordingly, the Company recorded an industrial accident reserve by accruing an expense of $375,000 during the year ended December 31, 2003 to cover the net present value of the above payments, plus attorney's fees. Total payments made during the year ended December 31, 2004 in connection with the plea were $275,000.

     CAL-OSHA completed their investigation of the accident and issued their report, which included nine citations for safety violations with total proposed penalties of $137,900. There were no willful citations and the CAL-OSHA report acknowledged that all the safety violations had been 100% abated prior to the report's issuance. The Company filed a formal appeal with CAL-OSHA and on September 14, 2005 CAL-OSHA and the Company submitted a Stipulation and Settlement Agreement to the CAL-OSHA Appeals Board, which disposed of all the contested issues on appeal and calls for Spectrum to pay penalties of $70,500. On October 17, 2005 the CAL-OSHA Appeals Board issued its Order approving the terms of the Stipulation and Settlement Agreement and the Company paid the penalties to close this matter on October 28, 2005.

     The dependents of both deceased employees filed appeals with the Workers' Compensation Appeals Board of California for serious and willful misconduct penalties against Spectrum. On May 25, 2004 the Company settled one of the appeals for $35,000 which was paid and charged against the industrial accident reserve.

     The remaining workers' compensation appeal is for an additional death benefit equal to $87,500, which is 50% of the total death benefits paid by the Company's workers' compensation insurance carrier at the time of the accident. That amount would be payable by the Company to the dependents of the deceased worker if the dependents successfully establish that the Company was guilty of serious and willful misconduct by allowing unsafe working conditions to exist. If actually litigated, the workers' compensation appeal is an all-or-nothing proposition under which the Company will either be liable for $87,500 or nothing. Based on the advice of counsel, the Company expects the remaining workers' compensation appeal to be settled rather than litigated. At the date of this report the Company was in negotiations to settle this matter. Management believes the remaining reserve of $139,800 as of September 30, 2005 will be approximately adequate to cover the present value of the remaining installment under the CLCS 6425 fine of $50,000 due on June 1, 2006, the settlement of the CAL-OSHA appeal for $70,500, and the remaining workers' compensation appeal.

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

Management believes the following are the more significant judgments and estimates used in the preparation of its financial statements:

Accounts Receivable Allowances - The Company provides allowances against accounts receivable for estimated bad debts, returns and deductions by customers for trade promotions and programs. These allowances are based upon the Company's historical experience with bad debt write-offs and customer deductions, customer creditworthiness, payment trends and general economic conditions. Allowances for bad debts and customer deductions were $573,500 at September 30, 2005 on gross trade accounts receivable of $5,661,500. While this estimate is one of the more significant estimates the Company makes in the preparation of its financial statements, management does not consider it to be highly uncertain.

Inventory Reserves - The Company establishes reserves for obsolete, excess and slow-moving inventories in order to properly value its inventory at the lower of cost or market. The reserve estimates are based upon historical inventory usage, spoilage, current market conditions, and anticipated future demand. Reserves for obsolete inventories were $375,000 at September 30, 2005 on total gross inventories of $11,969,700. While this estimate is one of the more significant estimates the Company makes in the preparation of its financial statements, management does not consider it to be highly uncertain.

Deferred Tax Asset Valuation Allowance - As of September 30, 2005 the Company had net deferred tax assets of $1,865,900 primarily resulting from net operating loss carryforwards ("NOLs"), which consisted of $5,491,100 of Federal NOLs that expire at various times through 2021, and $3,486,400 of state NOLs that expire at various times through 2011. The majority of the NOLs originated from the pre-merger operations of Organic Food Products, Inc. ("OFPI"), the Company's predecessor legal entity. As a result of OFPI's acquisition by Spectrum in 1999, OFPI experienced an ownership change in excess of 50% for federal and state income tax purposes. Therefore, an annual limitation is placed by the taxing authorities on the Company's right to realize the benefit of the pre-merger NOLs. Management continues to believe that it is more likely than not that the Company will continue to report sufficient taxable income in the foreseeable future, allowing utilization of 100% of its deferred tax assets. Management will continue to evaluate the Company's deferred tax assets in the future to determine whether a deferred tax asset reserve should be reinstated at some future point.

Industrial Accident Reserve - The Company has an industrial accident reserve to cover future payments anticipated as a result of an industrial accident in 2002. As of September 30, 2005 the balance remaining in the industrial accident reserve was $139,800 which covers the present value of the remaining installment payment of $50,000 due on June 1, 2006 under the Terms of Settlement and Probation entered into on February 4, 2004 with the Sonoma County District Attorney's Office, and the settlement of the appeal filed by the Company with CAL-OSHA regarding their citations and fines for $70,500. The balance of $30,000 in the reserve is approximately adequate to cover the one remaining outstanding issue with regards to the industrial accident, plus related attorney's fees.

The remaining outstanding issue is an appeal filed by dependents of one of the deceased employees with the Workers' Compensation Appeals Board of California for an additional death benefit equal to $87,500, which is 50% of the death benefits paid by the Company's workers' compensation insurance carrier at the time of the accident. That amount would be payable by the Company to the dependents of the deceased employee if the dependents successfully establish that the Company was guilty of serious and willful misconduct by allowing unsafe working conditions to exist. If actually litigated, the workers' compensation appeal is an all-or-nothing proposition under which the Company will either be liable for $87,500 or nothing. Based on the advice of counsel, the Company expects the remaining workers' compensation appeal to be settled rather than litigated. At the date of this report the Company was in negotiations to settle this matter. Accordingly, management considers the industrial accident reserve relating to this issue to be uncertain, since expenses in excess of the remaining reserve could be incurred regardless of whether the workers' compensation appeal is litigated or settled.

--------------------------------------------------------------------------------
Results of Operations for the Three Month Periods Ending September 30, 2005 and September 30, 2004
--------------------------------------------------------------------------------

Summary Discussion:

In general, the Company continued to benefit from the ongoing trend away from hydrogenated culinary oils towards a healthier alternative during the third quarter. The Company's Spectrum Naturals(R) brand of expeller-pressed oils, condiments and butter substitutes delivered 34% net sales growth in the third quarter. Additionally, small and medium sized food manufacturers continued their push to eliminate partially hydrogenated oils from their products which drove the Spectrum Ingredients industrial sales up 34% versus the prior year.

The Spectrum Essentials(R) brand of nutritional supplements posted a decline in net sales of 8% versus the prior year due to increased competition from fish oil products as an alternate source of omega 3 essential fatty acid supplementation. Several influential health practitioners have recently endorsed fish oil products, which continue to gain favor versus flax oil.

The Company reported net income of $123,400 for the third quarter, versus $32,300 for the prior year. The increased profitability was driven by higher margins in the Company's culinary and ingredient business segments. Gross margin (gross profit as a percentage of net sales) was up 5 points in the Spectrum Naturals(R) culinary segment as a result of price increases taken by the Company during 2005 and a stronger U.S. dollar versus the euro, which lowered the cost of imported olive oil and vinegar from Europe. Gross margin in the Spectrum Ingredients/Private Label segment increased by half a point versus the prior year, primarily as a result of a new relationship with a major specialty retailer for the supply of private label organic flax oil.

Management believes that Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") is an important measure of the Company's operating performance. Management incentive compensation is earned, in part, based on the achievement of EBITDA targets that are established and approved by the Company's Board of Directors prior to the beginning of the year. For the three months ended September 30, 2005 EBITDA was $528,700 compared to $310,800 for the prior year, an increase of $217,900 or 70%. The improved performance in 2005 is discussed in detail below, but was primarily attributable to the increased gross profit, partially offset by increased operating expenses.

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

The Company's calculations to arrive at EBITDA are detailed in the following table:

                                                    Three Months Ended Sept. 30,
                                                         2005         2004
                                                       --------     --------
Net income                                             $123,400     $ 32,300
Add back:  Provision for income taxes                    82,300       21,500
           Interest expense                             161,700       98,300
           Depreciation and amortization expense        161,300      158,700
                                                       --------     --------
EBITDA                                                 $528,700     $310,800
                                                       ========     ========

The following is managements' discussion and analysis of the significant line items within the financial statements and the reasons behind the trends and variances versus the prior year.

Revenues:

Spectrum's net sales for the three months ended September 30, 2005 were a new quarterly record of $14,801,500 compared to $12,189,400 for 2004, an increase of $2,612,100 or 21%. The increase is detailed by segment in the following table:

                                              Three Months Ended September 30,
                                                 2005          2004     % Change
                                             -----------   -----------   -------
Net Sales:
  Spectrum Naturals(R)                       $ 7,584,200   $ 5,649,400     +34%
  Spectrum Essentials(R)                       2,099,800     2,281,100      -8%
  Spectrum Ingredients/Private Label           5,117,500     3,830,700     +34%
                                             -----------   -----------   -------
  Comparable Net Sales                        14,801,500    11,761,200     +26%
  Discontinued Product Lines                        --         428,200     N/A
                                             -----------   -----------   -------
  Total Net Sales                            $14,801,500   $12,189,400     +21%
                                             ===========   ===========   =======


Within the Spectrum Naturals(R) culinary products, sales were significantly higher than prior year in olive oil (+60%), other culinary oils (+26%), vinegar (+69%) and packaged mayonnaise (+31%). The Company's culinary oils continued to benefit from increased consumer awareness of the importance of avoiding hydrogenated oils and the health benefits of the Mediterranean diet. Partially offsetting those product lines were lower sales in salad dressings (-32%) and food service culinary oils (-3%). The Spectrum Naturals(R) salad dressing line is currently in the process of being revamped with new packaging and positioning.

Spectrum Essentials(R) nutritional supplement sales decreased by 8% versus the prior year, primarily as a result of increased competition from fish oil products as an alternate source of omega 3 essential fatty acid supplementation. Sales of encapsulated nutritional supplements were down 24%, while sales of liquid flax oil (which comprise the majority of the Spectrum Essentials(R) line) were flat versus the prior year. Sales of dry nutritional supplements (whole and ground flaxseed) increased by 21% versus the prior year.

Spectrum Ingredients/Private Label sales increased by 34% versus the prior year on the strength of a 32% increase in industrial quantities of culinary oils, which comprise the majority of the Spectrum Ingredients sales. Also contributing to the increase was a new relationship in 2005 with a major specialty retailer for the supply of private label organic flax oil.

Cost of Goods Sold:

The Company's cost of goods sold for the three months ended September 30, 2005 was $11,351,100 versus $9,411,700 for the prior year, an increase of 21%. The increase was primarily volume-related with respect to the Spectrum Essentials(R) and Ingredients segments and both volume and rate driven in the Spectrum Naturals(R) segment, as detailed in the following table:

                                              Three Months Ended September 30,
                                                2005           2004     % Change
                                             -----------   -----------   -------
Costs of Goods Sold:
  Spectrum Naturals(R)                       $ 5,698,300   $ 4,524,400     +26%
  Spectrum Essentials(R)                       1,134,800     1,198,200      -5%
  Spectrum Ingredients/Private Label           4,518,000     3,400,900     +33%
                                             -----------   -----------   -------
  Comparable Cost of Goods Sold               11,351,100     9,123,500     +24%
  Discontinued Product Lines                        --         288,200     N/A
                                             -----------   -----------   -------
  Total Cost of Goods Sold                   $11,351,100   $ 9,411,700     +21%
                                             ===========   ===========   =======


Cost of goods sold as a percent of net sales decreased to 76.7% in 2005 versus 77.2% in 2004. The decrease was primarily attributable to price increases taken on certain products within the Spectrum Naturals(R) segment and the stronger dollar, which served to lower the cost of olive oils and vinegar imported from Europe and canola oil from Canada, a key raw material in many of the Spectrum Naturals(R) culinary products.

Gross Profit:

Gross profit for the three months ended September 30, 2005 was $3,450,400 versus $2,777,700 for the prior year, an increase of 24%. The increase was primarily attributable to the significant volume increases in the Spectrum Naturals(R) and Spectrum Ingredients segments, as detailed in the following table:

                                               Three Months Ended September 30,
                                                2005          2004      % Change
                                             ----------    ----------    -------
Gross Profit:
  Spectrum Naturals(R)                       $1,885,900    $1,125,000      +68%
  Spectrum Essentials(R)                        965,000     1,082,900      -11%
  Spectrum Ingredients/Private Label            599,500       429,800      +39%
                                             ----------    ----------    -------
  Comparable Gross Profit                     3,450,400     2,637,700      +31%
  Discontinued Product Lines                       --         140,000      N/A
                                             ----------    ----------    -------
  Total Gross Profit                         $3,450,400    $2,777,700      +24%
                                             ==========    ==========    =======


Gross profit as a percent of net sales (gross margin) was 23.3% for 2005 versus 22.8% for 2004, primarily as a result of the improvements described above in the Company's Spectrum Naturals(R) segment and increased profits from private label product offerings. Gross margins improved in most of the Company's business segments, as detailed in the following table:

                                                Three Months Ended September 30,
                                                   2005      2004    Change
                                                  -------  -------  ---------
   Gross Margin:
     Spectrum Naturals(R)                           24.9%    19.9%  +5.0 pts.
     Spectrum Essentials(R)                         46.0%    47.5%  -1.5 pts.
     Spectrum Ingredients/Private Label             11.7%    11.2%  +0.5 pts.
                                                  -------  -------  ---------
     Comparable Gross Margin                        23.3%    22.4%  +0.9 pts.
     Discontinued Product Lines                      --      32.7%     N/A
                                                  -------  -------  ---------
     Total Gross Margin                             23.3%    22.8%  +0.5 pts.
                                                  =======  =======  =========


Sales and Marketing Expenses:

The Company's sales and marketing expenses for the three months ended September 30, 2005 were $1,794,900 or 12.1% of net sales, versus $1,697,000 or 13.9% of net sales for the prior year. The increase in spending of $97,900 is detailed in the following table which reconciles sales and marketing spending for the third quarter of 2005 versus 2004, and discloses the significant variances by spending category:

   Total sales and marketing expenses, third quarter 2004        $ 1,697,000
      Increased compensation and benefits                             65,400
      Increased trade show expenses                                   26,200
      All other, net                                                  (6,300)
                                                                 -----------
   Total sales and marketing expenses, third quarter 2005        $ 1,794,900
                                                                 ===========


The increased compensation and benefits was primarily associated with additional hires in branded sales and marketing since October 1, 2004 and higher incentive compensation accruals as of a result of the improved EBITDA performance in 2005. The increased trade show expenses were primarily associated with the Natural Products Expo East trade show held in September.

General and Administrative Expenses:

The Company's general and administrative expenses for the three months ended September 30, 2005 were $1,288,100 or 8.7% of net sales, versus $932,500 or 7.7%
of net sales for the prior year. The increase in spending of $355,600 is detailed in the following table which reconciles general and administrative spending for the third quarter of 2005 versus 2004, and discloses significant variances by spending category:

   Total general and administrative expenses, third quarter 2004   $   932,500
     Merger-related expenses                                           323,700
     Increased compensation and benefits expense                        61,000
     Iowa relocation expenses incurred in the prior year               (56,200)
     All other, net                                                     27,100
                                                                   -----------
   Total general and administrative expenses, third quarter 2005   $ 1,288,100
                                                                   ===========


The Merger-related expenses were primarily investment banking, legal, accounting and tax consulting services associated with the negotiation of the Merger Agreement entered into with Hain on August 23, 2005. The increased compensation and benefits expense was primarily associated with higher incentive compensation accruals as a result of the improved EBITDA performance in 2005.

Interest Expense:

The Company's interest expense for the three months ended September 30, 2005 was $161,700 versus $98,300 for the prior year. The increase of $63,400 is detailed in the following table which reconciles interest expense for 2005 versus 2004, and discloses the significant variances by type of debt:

   Total interest expense, third quarter 2004                      $  98,300
      Increased interest on revolving line of credit                  59,100
      Increased interest on bank term notes payable                    6,800
      All other, net                                                  (2,500)
                                                                   ---------
   Total interest expense, third quarter 2005                      $ 161,700
                                                                   =========


The increased interest on the revolving line of credit was primarily due to higher average borrowing levels in 2005 to support the increased inventories on hand at September 30, 2005 versus September 30, 2004. Average borrowings outstanding under the revolving line of credit for the third quarter were $8,493,600 versus $6,665,300 for the third quarter of 2004. Also contributing was higher interest rates in the United States as a result of increases in the federal funds rate over the last year by the Federal Reserve. The Company's weighted average effective interest rate on the revolving line of credit for the third quarter was 5.9% per annum versus 4.1% in 2004.

The increased interest on the bank term notes payable was also due to increases in the prime rate over the last year as well as additional advances to the Company during the second half of 2004 under the first capital expenditure note with Comerica Bank.

Provision for Income Taxes:

The Company recorded a provision for income taxes of $82,300 for the three months ended September 30, 2005 versus a provision for income taxes of $21,500 for the prior year. The provision for both years was estimated at 40% of the Company's income before income taxes.

--------------------------------------------------------------------------------
Results of Operations for the Nine Month Periods Ending September 30, 2005 and September 30, 2004
--------------------------------------------------------------------------------

Summary Discussion:

For the nine months ended September 30, 2005 Spectrum delivered strong overall sales growth of 13%, driven by increased consumer demand for expeller-pressed culinary oils that are free from hydrogenation and genetically-modified ingredients. The Company's Spectrum Naturals(R) brand of culinary oils, condiments and butter substitutes sales grew by 20%, while the Spectrum Ingredients/Private Label segment sales increased by 16%.

The Company reported net income of $549,500, which was better than a five-fold increase versus net income of $101,700 for the same nine month period of the prior year. The improved profitability in 2005 was driven by a 22% increase in gross profit, partially offset by higher operating expenses and increased interest expense.

Management believes that Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") is an important measure of the Company's operating performance. For the nine months ended September 30, 2005 EBITDA was $1,830,200 compared to $880,400 for the prior year, an increase of $949,800 or 108%. The improved performance in 2005 is discussed in detail below, but was primarily attributable to increased gross profit, partially offset by increased operating expenses.

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

The Company's calculations to arrive at EBITDA are detailed in the following table:
                                                    Nine months Ended Sept. 30,
                                                         2005          2004
                                                      ----------    ----------
Net income                                            $  549,500    $  101,700
Add back:  Provision for income taxes                    366,300        67,700
           Interest expense                              435,900       250,100
           Depreciation and amortization expense         478,500       460,900
                                                      ----------    ----------
EBITDA                                                $1,830,200    $  880,400
                                                      ==========    ==========


The following is Management's discussion and analysis of the significant line items within the financial statements and the reasons behind the trends and variances versus the prior year.

Revenues:

Spectrum's net sales for the nine months ended September 30, 2005 were $42,453,900 compared to $37,733,900 for 2004, an increase of $4,720,000 or 13%.
The increase is detailed by segment in the following table:

                                            Nine months Ended September 30,
                                             2005           2004     % Change
                                          -----------   -----------   -------
   Net Sales:
     Spectrum Naturals(R)                 $20,240,200   $16,899,700     +20%
     Spectrum Essentials(R)                 7,277,400     7,080,400      +3%
     Spectrum Ingredients/Private Label    14,638,900    12,634,100     +16%
                                          -----------   -----------   -------
     Comparable Net Sales                  42,156,500    36,614,200     +15%
     Discontinued Product Lines               297,400     1,119,700     -73%
                                          -----------   -----------   -------
     Total Net Sales                      $42,453,900   $37,733,900     +13%
                                          ===========   ===========   =======


Within the Spectrum Naturals(R) culinary products, sales were significantly higher than prior year in olive oil (+37%), other packaged culinary oils (+22%) and packaged vinegar (+43%). Partially offsetting those product lines were lower sales in salad dressings (-36%). The Company's culinary oils continued to benefit from increased consumer awareness of the importance of avoiding hydrogenated oils.

Spectrum Essentials(R) nutritional supplement sales increased 3% versus the prior year. However, the prior year period included the launch of the Company's Fresh and Cold Program, which included a reduction in trade inventories of liquid flax oil products. Consequently, the Spectrum Essentials performance was soft as a result of increased competition from fish oil products, which are an alternate source of omega 3 essential fatty acid supplementation. Packaged liquid supplements, which encompass the majority of the Spectrum Essentials(R) line, increased by 3% versus the prior year. Sales of encapsulated nutritional supplements, primarily flax and fish oil, decreased 4% versus the prior year; while sales of dry supplements (primarily whole and ground flaxseed) increased 56% versus the prior year, albeit from a small base.

The Spectrum Ingredients/Private Label sales increased 16% versus the prior year, partially due to new distribution in 2005. Sales of industrial quantities of culinary oils, the largest product line for Spectrum Ingredients, increased by 8% versus the prior year as some early oils from the 2005 crop became available for sale in September. Sales of private label nutritional supplements increased by 97%, primarily as a result of a new relationship in 2005 with a major specialty retailer for private label organic flax oil. Sales of industrial quantities of flax oil increased by 19% as a result of additional distribution in Canada and Switzerland.

Cost of Goods Sold:

The Company's cost of goods sold for the nine months ended September 30, 2005 was $31,887,200 versus $29,093,900 for the prior year, an increase of 10%. The increase was primarily volume-related with respect to the Spectrum Ingredients segment and both volume and rate driven with respect to the Spectrum Naturals(R) and Spectrum Essentials(R) segments, as detailed in the following table:

                                                    Nine months Ended September 30,
                                                    2005           2004     % Change
                                                 -----------   -----------   -------
Spectrum Naturals(R) Culinary Products           $15,256,000   $13,071,000     +17%
Spectrum Essentials(R) Nutritional Supplements     3,596,600     3,988,900     -10%
Spectrum Ingredients/Private Label                12,838,200    11,296,800     +14%
                                                 -----------   -----------   -------
Comparable Cost of Goods Sold                     31,690,800    28,356,700     +12%
Discontinued Product Lines                           196,400       737,200     -73%
                                                 -----------   -----------   -------
  Total Cost of Goods Sold                       $31,887,200   $29,093,900     +10%
                                                 ===========   ===========   =======

Cost of goods sold as a percent of net sales decreased to 75.1% in 2005 versus 77.1% in 2004. The decrease was primarily due to decreased raw material costs in most of the Company's consumer packaged product lines. The stronger U.S. dollar helped to reduce the cost of imported olive oil and vinegar from Europe in the Spectrum Naturals(R) segment. The cost of flaxseed was lower in 2005 as prices for the 2004 crop represented a return to historic norms after the drought-plagued 2003 crop. Production efficiencies realized at the Company's Iowa production facility also contributed to lower costs for the Spectrum Essentials(R) segment.

Gross Profit:

Gross profit for the nine months ended September 30, 2005 was $10,566,700 versus $8,640,000 for the prior year, an increase of 22%. The increase was primarily attributable to the raw material cost decreases described above, and the volume increases in all three of the Company's business segments, as detailed in the following table:
                                             Nine months Ended September 30,
                                             2005           2004     % Change
                                          -----------   -----------   -------
   Gross Profit:
     Spectrum Naturals(R)                 $ 4,984,200   $ 3,828,700     +30%
     Spectrum Essentials(R)                 3,680,800     3,091,500     +19%
     Spectrum Ingredients/Private Label     1,800,700     1,337,300     +35%
                                          -----------   -----------   -------
     Comparable Gross Profit               10,465,700     8,257,500     +27%
     Discontinued Product Lines               101,000       382,500     -74%
                                          -----------   -----------   -------
     Total Gross Profit                   $10,566,700   $ 8,640,000     +22%
                                          ===========   ===========   =======


Gross profit as a percent of net sales (gross margin) was 24.9% for 2005 versus 22.9% for 2004, primarily as a result of the decreased flaxseed costs and production efficiencies in the Spectrum Essentials(R) segment and price increases taken by the Company in the Spectrum Naturals(R) culinary segment in February and April. Gross margins improved in all three of the Company's business segments, as detailed in the following table:

                                                 Nine months Ended September 30,
                                                    2005     2004    Change
                                                    ----     ----   ---------
   Gross Margin:
     Spectrum Naturals(R)                           24.6%    22.7%  +1.9 pts.
     Spectrum Essentials(R)                         50.6%    43.7%  +6.9 pts.
     Spectrum Ingredients/Private Label             12.3%    10.6%  +1.7 pts.
                                                    ----     ----   ---------
     Comparable Gross Margin                        24.8%    22.6%  +2.2 pts.
     Discontinued Product Lines                     34.0%    34.2%  -0.2 pts.
                                                    ----     ----   ---------
     Total Gross Margin                             24.9%    22.9%  +2.0 pts.
                                                    ====     ====   =========

Sales and Marketing Expenses:

The Company's sales and marketing expenses for the nine months ended September 30, 2005 were $5,822,100 or 13.7% of net sales, versus $5,401,900 or 14.3% of net sales for the prior year. The increase in spending of $420,200 is detailed in the following table which reconciles sales and marketing spending for 2005 versus 2004, and discloses the significant variances by spending category:

   Total sales and marketing expenses, first nine months 2004    $ 5,401,900
      Increased compensation and benefits                            360,100
      Increased sponsorships                                          75,900
      All other, net                                                 (15,800)
                                                                 -----------
   Total sales and marketing expenses, first nine months 2005    $ 5,822,100
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

General and Administrative Expenses:

The Company's general and administrative expenses for the nine months ended September 30, 2005 were $3,411,600 or 8.0% of net sales, versus $2,836,300 or 7.5% of net sales for the prior year. The increase in spending of $575,300 is detailed in the following table which reconciles general and administrative spending for 2005 versus 2004, and discloses significant variances by spending category:

   Total G & A expenses, first nine months of 2004               $ 2,836,300
     Merger-related expenses                                         421,300
     Increased compensation and benefits expense                     258,500
     Iowa relocation expenses incurred in 2004                      (137,300)
     All other, net                                                   32,800
                                                                 -----------
   Total G & A expenses, first nine months of 2005               $ 3,411,600
                                                                 ===========


The Merger-related expenses were associated with investment banking, legal, accounting and tax consulting services incurred in connection with the negotiation of the merger agreement entered into with Hain on August 23, 2005. The increased compensation and benefits expense was primarily associated with two new hires and higher incentive compensation accruals as a result of the improved EBITDA performance in 2005. The Iowa relocation expenses were primarily associated with consulting and project management expenses for the Company's manufacturing facility relocation in 2004.

Interest Expense:

The Company's interest expense for the nine months ended September 30, 2005 was $435,900 versus $250,100 for the prior year. The increase of $185,800 is detailed in the following table which reconciles interest expense for 2005 versus 2004, and discloses the significant variances by type of debt:

   Total interest expense, first nine months 2004                  $ 250,100
      Increased interest on revolving line of credit                 165,800
      Increased interest on bank term notes payable                   29,100
      All other, net                                                  (9,100)
                                                                   ---------
   Total interest expense, first nine months 2005                  $ 435,900
                                                                   =========


The increased interest on the revolving line of credit was primarily due to higher average borrowing levels in 2005 to support the increased inventories on hand at September 30, 2005 versus September 30, 2004. Average borrowings outstanding under the revolving line of credit for the nine months ended September 30, 2005 were $7,755,500 versus $5,641,500 for the same period in 2004. Also contributing was higher interest rates in the United States as a result of increases in the federal funds rate over the last year by the Federal Reserve. The Company's weighted average effective interest rate on the revolving line of credit for the nine months ended September 30, 2005 was 5.5% per annum versus 3.8% in 2004.

The increased interest on the bank term notes payable was also due to increases in the prime rate over the last year as well as additional advances to the Company under the first capital expenditure note with Comerica Bank.

Provision for Income Taxes:

The Company recorded a provision for income taxes of $366,300 for the nine months ended September 30, 2005 versus a provision for income taxes of $67,800 for the prior year. The provision for both years was estimated at 40% of the Company's income before income taxes.

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

Liquidity and Capital Resources:

On June 24, 2005 the Company entered into the Second Amendment to its Credit Facility with Comerica Bank ("Comerica"), which extends the maturity date of the Credit Facility to June 30, 2007. The Amendment also increases the revolving line of credit up to a maximum of $10,000,000, subject to eligible collateral levels, and provides for an additional variable rate term loan for up to $1,000,000 of eligible expenditures on capital equipment until June 30, 2006. The Credit Facility is secured by substantially all assets of the Company and enables the Company to borrow below prime, using a LIBOR rate option.

The Company could not operate its business without the Credit Facility with Comerica or one similar to it. The Credit Facility calls for continued satisfaction of various financial covenants for 2005 and beyond related to profitability levels, debt service coverage, and the ratio of total liabilities to tangible net worth. As of September 30, 2005 the Company was in compliance with all requirements under the Credit Facility.

At September 30, 2005 the Company had working capital of $1,387,700 which reflected a decrease of $143,700 versus September 30, 2004. The decrease was primarily attributable to increased borrowings outstanding under the line of credit to finance the higher levels of inventories and accounts receivable in 2005.

During 2005 the Company used $587,500 in cash from operating activities, compared to using $769,100 in cash in 2004. The decrease in cash used in 2005 was primarily due to the increased profitability in 2005.

Cash used in investing activities was $262,600 in 2005 compared to $962,100 in 2004. In both years the cash was primarily invested in the new production facility in Iowa. The Iowa investment was much greater in 2004 during the construction phase of the facility.

Cash provided by financing activities was $858,700 in 2005 compared to $1,731,400 in 2004. During both years the cash provided was primarily from net borrowings under the line of credit, partially offset by principal payments against long-term debt.

Management believes that future cash flows from operations and available borrowing capacity under the revolving line of credit should provide adequate funds to meet the Company's estimated cash requirements for the foreseeable future. Excess borrowing capacity under the revolving line of credit was $996,700 at September 30, 2005, versus $900,300 at September 30, 2004.

The Company does not utilize off-balance sheet financing arrangements. There were no transactions with special purpose entities that give the Company access to assets or additional financing or carry debt that is secured by the Company.

New Applicable Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123R, "Share-Based Payment," a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and superseding APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires the Company to expense grants made under the Company's stock option program at fair value. That cost will be recognized over the vesting period of the stock option grants. SFAS 123R is effective for fiscal years beginning after June 15, 2005. Upon adoption of SFAS 123R, amounts previously disclosed under SFAS No. 123 will be recorded in the Company's statement of operations. The Company is required to adopt the standard effective for its fiscal year 2006.

Also in December 2004, the FASB issued Staff Position SFAS No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes" ("FSP No. 109-1") with respect to the special tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004, which was signed into law on October 22, 2004. Under FSP No. 109-1, companies that qualify for the recent tax law's deduction for domestic production activities must account for it as a special deduction under SFAS No. 109 and reduce their tax expense in the period or periods the amounts are deductible. FSP No. 109-1 is effective for the Company in its fiscal year 2006. FSP No. 109-1 is not expected to have a material impact on the Company's financial results.

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

Related Party Transactions and Other Relationships:

There were no significant transactions with related parties during the nine months ended September 30, 2005. However, there were cross-memberships between members of the Company's Board of Directors and the boards of certain key wholesalers and retailers within the industry, as follows:

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

In January 2005 the Company began utilizing foreign currency forward contracts to minimize the volatility of foreign currency cash flows resulting from changes in exchange rates. Foreign currency forward contracts are entered into for firmly committed or anticipated raw material purchases. The intent of these contracts is to reduce the Company's exposure to foreign currency exchange rate movements, with any gains or losses on the contracts designed to offset any gains or losses on the transactions being hedged. As of September 30, 2005 the Company's primary foreign currency exchange rate exposures were the euro and Canadian dollar. Forward contracts to hedge anticipated euro purchases during 2005 were entered into beginning in January 2005.

The table below provides information about the Company's foreign currency forward contracts outstanding as of September 30, 2005. All foreign currency contracts were for euros and are expected to mature during 2005.

                                                Contracted Amounts    Fair Value
                                                ------------------    ----------
Foreign Currency Forward Contracts:
(Pay euros / receive U.S. $)
      Euros                                       (euro)665,000
      Average Contractual Exchange Rate               $1.23
      U.S. Dollars                                   $821,200          $801,600

Included in cost of sales for the Spectrum Naturals(R) segment for the three months ended September 30, 2005 was a non-cash expense of $19,600 which was the difference between the estimated fair market value of the forward contracts at September 30, 2005 and the contractual amounts.

Interest Rates:

Throughout the course of its fiscal year, the Company utilizes a variable interest rate line of credit at various borrowing levels. For the nine months ended September 30, 2005 the average outstanding balance under the line of credit was $7,755,500 with a weighted average effective interest rate of 5.5% per annum. For the nine months ended September 30, 2004 the average outstanding balance under the line of credit was $5,641,500 with a weighted average effective interest rate of 3.8% per annum. The increased average borrowing levels in 2005 reflect the funds necessary to finance the increased inventory levels and increased level of operations in general. The line of credit agreement calls for the interest rate to float at the prime rate, or for portions of the outstanding borrowings to be locked in at LIBOR rates plus 2.25%, for up to one year, at the Company's discretion. As of September 30, 2005 the Company had $4,000,000 of its outstanding borrowings locked in at a weighted average LIBOR rate of 5.44%.

Certain other debt items are also sensitive to changes in interest rates. The following table summarizes future cash flows and related weighted average interest rates by expected maturity date for long-term debt outstanding as of September 30, 2005, excluding capital lease obligations (dollars in thousands):

                                           Expected Future Principal Payments
                                               (Periods Ended December 31)
                      2005      2006      2007       2008       2009       2010       Total      Fair Value
                      ----      ----      ----       ----       ----       ----       -----      ----------
Long Term Debt:
Fixed Rate          $ 51.1       --        --         --         --         --      $   51.1      $   51.1
  Avg. Int. Rate       9.1%      --        --         --         --         --           9.1%
Variable Rate       $125.0    $500.0     $500.0     $375.0       --         --      $1,500.0      $1,500.0
  Avg. Int. Rate      Var.      Var.      Var.       Var.        --         --          Var.
Imputed Rate           --        --        --         --         --      $513.3     $  513.3      $  345.3
  Avg. Int. Rate       --        --        --         --         --         7.6%         7.6%


The fair value of all long-term debt is equal to the sum of the expected future principal payments with the exception of the non-interest bearing note payable due in one lump sum of $513,300 on December 31, 2010. Interest has been imputed on that note at an effective rate of 7.6% per annum, leaving a fair value at September 30, 2005 of $345,300.

Purchase Commitments:

In the ordinary course of its business the Company enters into commitments to purchase raw materials over a period of time, generally six months to one year, at contracted prices. At September 30, 2005 these future commitments approximated fair value because they were not at prices in excess of current market, nor in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

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


Item 4. CONTROLS AND PROCEDURES
-------------------------------

Evaluation of Disclosure Controls and Procedures:

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in rules promulgated under the Securities Exchange Act of 1934, as amended) for the

Company. Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting:

During the third quarter of our fiscal year ending December 31, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CAL-OSHA completed their investigation of the accident and issued their report, which included nine citations for safety violations with total proposed penalties of $137,900. There were no willful citations and the CAL-OSHA report acknowledged that all the safety violations had been 100% abated prior to the report's issuance. The Company filed a formal appeal with CAL-OSHA and on September 14, 2005 CAL-OSHA and the Company submitted a Stipulation and Settlement Agreement to the CAL-OSHA Appeals Board, which disposed of all the contested issues on appeal and calls for Spectrum to pay penalties of $70,500. On October 17, 2005 the CAL-OSHA Appeals Board issued its Order approving the terms of the Stipulation and Settlement Agreement and the Company paid the penalties to close this matter on October 28, 2005.

The dependents of both deceased employees filed appeals with the Workers' Compensation Appeals Board of California for serious and willful misconduct penalties against Spectrum. On May 25, 2004 the Company settled one of the appeals for $35,000 which was paid and charged against the industrial accident reserve.

The remaining workers' compensation appeal is for an additional death benefit equal to $87,500, which is 50% of the total death benefits paid by the Company's workers' compensation insurance carrier at the time of the accident. That amount would be payable by the Company to the dependents of the deceased worker if the dependents successfully establish that the Company was guilty of serious and willful misconduct by allowing unsafe working conditions to exist. If actually litigated, the workers' compensation appeal is an all-or-nothing proposition under which the Company will either be liable for $87,500 or nothing. Based on the advice of counsel, the Company expects the remaining workers' compensation appeal to be settled rather than litigated. At the date of this report the Company was in negotiations to settle this matter. Management believes the remaining reserve of $139,800 as of September 30, 2005 will be approximately adequate to cover the present value of the remaining installment under the CLCS 6425 fine of $50,000 due on June 1, 2006, the settlement of the CAL-OSHA appeal for $70,500, and the remaining workers' compensation appeal.

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

The Company is a member of a Joint Defense Group established by attorneys representing several of the defendants in the Complaint. A mediation session was conducted on June 14, 2005 and a settlement was reached by all parties present at the mediation session on June 17, 2005. The total cost of the settlement to be borne by all members of the Joint Defense Group is $185,000. Spectrum's estimated share of that is expected to be approximately $15,500, which was included in general and administrative expense for the second quarter of fiscal 2005. Manufacturers and importers of the Joint Defense Group also agreed to provide certain warning notices under Proposition 65 to California retailers of vinegar. Total attorney's fees incurred by the Company as a member of the Joint Defense Group during the nine months ended September 30, 2005 were $9,500. At the date of this report the Company was awaiting the execution of the settlement agreement.


Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------

During the nine months ended September 30, 2005 the Company issued 38,750 shares of its common stock for the exercise of incentive stock options. Total proceeds received by the Company were $12,900 which was applied against the outstanding borrowings under the Company's line of credit.

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

     31.01 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.02 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.01 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.02 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K during the quarter ended September 30, 2005:

     The Company filed a Current Report on Form 8-K on August 29, 2005 disclosing that it had entered into a definitive Merger Agreement to be acquired by The Hain Celestial Group, Inc., subject to the conditions set forth in the Merger Agreement.

     The Company filed a Current Report on Form 8-K on August 5, 2005 disclosing the Company's unaudited financial position and results of operations as of and for the three months ended June 30, 2005.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2005                       SPECTRUM ORGANIC PRODUCTS, INC.

                                        By:  /s/ Robert B. Fowles
                                             -----------------------------------
                                                 Robert B. Fowles
                                                 Duly Authorized Officer &
                                                 Chief Financial Officer